Form 10-Q
period 1998-03-31
ARTISAN COMPONENTS INC
filed 1998-04-20
CIK 1048982

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                   FORM 10-Q
                               ----------------

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the period ended March 31, 1998

                               OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

Commission file number:  000-23649

                            ARTISAN COMPONENTS, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                                77-0278185
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation or organization)

                              1195 Bordeaux Drive
                          Sunnyvale, California 94089
                   (Address of principal executive offices)

                        Telephone Number (408) 734-5600
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes                  No       X
                         -----             -----

As of March 31, 1998 there were 12,297,541 shares of the Registrant's Common Stock outstanding.
================================================================================

                            ARTISAN COMPONENTS, INC.

                                   Form 10-Q

                                     INDEX


                                                                        Page No.
                                                                        --------

Cover Page..................................................................1
Index.......................................................................2

PART I - Financial Information

     ITEM 1 - Financial statements

     Condensed balance sheets - March 31, 1998 and September 30, 1997.......3
     Condensed statements of operations
                Three months and six months ended March 31, 1998 and 1997...4 Condensed statements of cash flows -- six months ended
                 March 31, 1998 and 1997....................................5
     Notes to condensed financial statements................................6

     ITEM 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................9

PART II - Other Information

     ITEM 2 - Changes in Securities and Use of Proceeds....................26

     ITEM 6 - Exhibits.....................................................26

Signatures.................................................................27

                           ARTISAN  COMPONENTS, INC.

                           CONDENSED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       MARCH 31,   SEPTEMBER 30,
                                                     ------------- -------------
                                                         1998          1997(1)
                                                     ------------- -------------
                                                      (UNAUDITED)
                       ASSETS
Current assets:
  Cash and cash equivalents.........................    $ 1,579       $ 1,069
  Contract receivables (net of allowance of
   $275 and $275 at September 30, 1997 and
   March 31, 1998, respectively)....................      3,068         2,834
  Marketable securities.............................     29,141         2,499
  Prepaid expenses and other current assets.........        947           564
                                                        -------       -------
    Total current assets............................     34,735         6,966
Marketable securities...............................          -           986
Property and equipment, net.........................      5,330         3,969
Deferred tax asset..................................          6             6
Other assets........................................        314            84
                                                        -------       -------
    Total assets....................................    $40,385       $12,011
                                                        =======       =======
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.............    $ 1,198       $   631
  Accrued warranty..................................        138           165
  Deferred tax liability............................        384           384
  Deferred revenue..................................      1,153         1,434
                                                        -------       -------
    Total current liabilities.......................      2,873         2,614
Deferred rent.......................................         23            49
Deferred revenue....................................        209             -
                                                        -------       -------
    Total liabilities...............................      3,105         2,663
                                                        -------       -------
 Stockholders' Equity:
 Convertible Preferred Stock, $0.001 par value:
  Authorized: 3,436 and 5,000 shares at
   September 30, 1997 and March 31, 1998,
   respectively;
  Issued and outstanding: 3,386 and none at
   September 30, 1997 and March 31, 1998............                    7,564
  (Liquidation value: $9,995 at September 30, 1997)
 Common Stock, $0.001 par value:
  Authorized: 50,000 shares;
  Issued and outstanding: 5,644 and 12,298
   shares at September 30, 1997 and March
   31, 1998, respectively...........................         12             6
 Warrant ...........................................          -           125
 Additional paid in capital.........................     35,705           688
 Retained earnings..................................      1,563           965
                                                        -------       -------
    Total stockholders' equity......................     37,280         9,348
                                                        -------       -------
    Total liabilities and stockholders' equity......    $40,385       $12,011
                                                        =======       =======

------------
(1) Derived from the Company's audited Balance Sheet as of September 30, 1997.

   The accompanying notes are an integral part of these condensed financial statements.

                            ARTISAN COMPONENTS, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                     THREE MONTHS      SIX MONTHS
                                    ENDED MARCH 31,  ENDED MARCH 31,
                                  ------------------ ---------------
                                    1998      1997    1998    1997
                                  --------  -------- ------- -------
Revenue.......................... $  3,760  $  1,770 $ 7,089 $ 3,155
Cost and expenses:
  Cost of revenue................    1,076       501   2,100     926
  Product development............      871       485   1,714     841
  Sales and marketing............    1,017       351   1,802     704
  General and administrative.....      438       316     893     501
                                  --------  -------- ------- -------
    Total cost and expenses......    3,402     1,653   6,509   2,972
                                  --------  -------- ------- -------
Operating income.................      358       117     580     183
Other income.....................      192        90     307     132
                                  --------  -------- ------- -------
Income before provision for
 income taxes....................      550       207     887     315
Provision for income taxes.......      159        72     289     109
                                  --------  -------- ------- -------
Net income ...................... $    391  $    135 $   598 $   206
                                  ========  ======== ======= =======
Basic earnings per share......... $   0.04  $   0.02 $  0.08 $  0.04
                                  ========  ======== ======= =======
Diluted earnings per share....... $   0.03  $   0.01 $  0.05 $  0.02
                                  ========  ======== ======= =======

   The accompanying notes are an integral part of these condensed financial statements.

                            ARTISAN COMPONENTS, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                      SIX MONTHS
                                        ENDED
                                       MARCH 31,
                                    ---------------
                                     1998     1997
                                    ------  -------
Cash flows from operating
 activities:
  Net income ....................   $   598  $  206
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Depreciation and
     amortization................       829     244
    Gain on sale of fixed
     assets......................       (38)      -
    Provision for doubtful
     accounts....................         -      75
    Issuance of Common Stock to
     employees as a stock bonus..         -      51
    Compensation expense for
     options granted.............        35      16
    Changes in assets and
     liabilities:
      Contract receivables.......      (533) (1,597)
      Deferred revenue...........       227   1,095
      Prepaid expenses and other
       assets....................      (613)     89
      Deferred rent..............       (26)     33
      Deferred taxes.............         -     164
      Accounts payable and
       accrued expenses..........       517     (81)
                                    -------  ------
        Net cash provided by
         operating activities....       996     295
                                    -------  ------
Cash flows from investing
 activities:
  Acquisition of property and
   equipment.....................    (2,179)   (929)
  Proceeds from sale of property
   and equipment.................        50       -
  Purchase of marketable
   securities....................   (25,656) (3,697)
                                    -------  ------
        Net cash used in
         investing activities....   (27,785) (4,626)
                                    -------  ------
Cash flows from financing
 activities:
  Net proceeds from issuance of
   Series B Preferred Stock and
   Warrant.......................         -   4,211
  Proceeds from issuance of
   Common Stock..................    27,299      15
                                    -------  ------
        Net cash provided by
         financing activities....    27,299   4,226
                                    -------  ------
Net increase (decrease) in cash
 and cash equivalents............       510    (105)
Cash and cash equivalents,
 beginning of period.............     1,069     709
                                    -------  ------
Cash and cash equivalents, end of
 period..........................   $ 1,579  $  604
                                    =======  ======
CASH PAID FOR:
  Income taxes...................   $    23  $    2
                                    =======  ======
SUPPLEMENTAL DISCLOSURE OF
 NONCASH ACTIVITIES:
  Fixed asset acquisitions in
   exchange for accounts payable.   $    23  $   34
                                    =======  ======
  Issuance of Common Stock to em-
   ployees as a stock bonus......   $     -  $   51
                                    =======  ======
  Compensation expense for op-
   tions granted.................   $    35  $   16
                                    =======  ======

        The accompanying notes are an integral part of these condensed financial statements.

                           ARTISAN COMPONENTS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION:

     The accompanying unaudited condensed financial statements of ARTISAN COMPONENTS, INC. (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The year end balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. The unaudited condensed, interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended September 30, 1997 included in the Company's Registration Statement on Form S-1 (Reg. No. 333-41219).

2. EARNINGS PER SHARE (EPS) DISCLOSURES:

  The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted" method) and exercise of stock options and warrants for all periods. All prior period earnings per share amounts have been restated to comply with the SFAS 128.

                           ARTISAN COMPONENTS, INC.

                                  (Unaudited)


2. EARNINGS PER SHARE (EPS) DISCLOSURES:

   In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

                                                          Six Months
                                          Three Months       Ended
                                         Ended March 31,   March 31,
                                       ----------------- --------------
                                         1998     1997    1998   1997
                                       -------- -------- ------ ------
                                                 (Unaudited)
Numerator--Basic and Diluted EPS
  Net income.......................... $    391 $    135 $   598 $  206
                                       ======== ======== ======= ======
Denominator--Basic EPS
  Common stock outstanding............    9,780    5,504   7,771  5,314
                                       -------- -------- ------- ------
Basic earnings per share.............. $   0.04 $   0.02 $  0.08 $ 0.04
                                       ======== ======== ======= ======
Denominator--Diluted EPS
  Denominator--Basic EPS..............    9,780    5,504   7,771  5,314
  Effect of Dilutive Securities:
    Common stock options..............    1,432    1,012   1,158  1,150
    Convertible preferred stock.......    1,308    3,386   2,332  2,918
                                       -------- -------- ------- ------
                                         12,520    9,902  11,261  9,382
                                       -------- -------- ------- ------
Diluted earnings per share............ $   0.03 $   0.01 $  0.05 $ 0.02
                                       ======== ======== ======= ======

3.  New Accounting Standards

  In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. This statement is effective for the Company's 1999 fiscal year.

                           ARTISAN COMPONENTS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- CONTINUED
                                  (Unaudited)


  In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The statement establishes standards for how public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. This statement is effective for the Company's 1999 fiscal year. The Company is currently studying the impact of these pronouncments.

4.  Stockholders Equity

  On February 6, 1998, the Company completed the public offering of 3,015,000 shares of Common Stock through a Registration Statement declared effective by the Securities and Exchange Commission on February 2, 1998. In connection with such public offering, certain stockholders of the Company sold 320,000 shares of the Company's Common Stock.

5.  Subsequent Events

  On April 16, 1998, the Company filed a Registration Statement with the Securities and Exchange Commission relating to a public offering of 3,300,000 shares of the Company's Common Stock, including the sale of 2,331,130 shares held by certain stockholders of the Company.

                            ARTISAN COMPONENTS, INC.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include those in the third paragraph under "Overview" regarding estimates for project completion, the statements in the fourth paragraph under "Overview" regarding royalties, the statements in the fifth paragraph under "Overview" regarding customer concentration and dependence on a limited number of customers, the statements in the sixth paragraph in "Overview" regarding international revenue, the statements in the seventh paragraph in "Overview" regarding product concentration, the statements in the eighth paragraph in "Overview" regarding growth in expenses, the statements in the ninth paragraph in "Overview" regarding project delays, the statements in the sixth paragraph under "Liquidity and Capital Resources" regarding the sufficiency of the Company's available resources to meet working capital and capital expenditure requirements, the statements in the seventh paragraph in "Liquidity and Capital Resources" regarding future fund raising activities and the statements below under "Factors Affecting Future Operating Results" among others. These forward looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results."

OVERVIEW

  Artisan Components, Inc. ("Artisan" or the "Company") is a leading developer of high performance, low power and high density embedded memory and other intellectual property ("IP") components for the design and manufacture of complex integrated circuits ("ICs"). The Company licenses its products to semiconductor manufacturers and fabless semiconductor companies for the design of ICs used in complex, high volume applications, such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations.

  Revenue consists of license fees received under the terms of license agreements with customers to provide the Company's IP component products. Typically, a customer licenses one or more products that are accompanied by layout databases, views to support a customer's IC design tool environment and design methodology documentation. The license of the Company's products typically involves a sales cycle of six to 12 months and often coincides with a customer's migration to a new manufacturing process. The Company's contracts generally require a customer to pay a license fee to Artisan ranging from approximately $400,000 to $800,000 for each product delivered under a contract. A contract typically calls for an upfront payment of approximately one third of the full contract value with the remainder due upon delivery, generally three to six months later. See "Factors Affecting Future Operating Results--Lengthy Sales Cycle and Design Process."

 To date, the substantial majority of the Company's revenue has been recognized on a percentage of completion method. Provisions for estimated losses on the uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. As the completion period for a project ranges from three to six months, revenue in any quarter is dependent on the Company's progress toward completion of the project. There can be no assurance that the Company's estimates will be accurate, and, in the event they are not, the Company's business, operating results and financial condition in subsequent periods could be materially adversely affected.

  Currently, license fees represent substantially all of revenue. Beginning in late fiscal 1996, however, the Company began implementation of a royalty based business model that is intended to generate revenue from both license fees and future royalties. Royalties will be based on per unit sales of ICs and will generally be based on the silicon area of an IC occupied by the Company's IP components. To date, the Company has received no royalty revenue, and it does not anticipate receiving any until fiscal 1999 due to the typical length of time required for the Company to design a component for a customer and for such customer to manufacture and bring to market a product incorporating such component. There can be no assurance that the Company will be successful in expanding the number of royalty bearing contracts with customers. The Company generally licenses its products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grants these manufacturers the right to distribute the Company's IP components freely to their internal design teams and to fabless semiconductor companies that manufacture at the same facility. Given that Artisan provides its products early in the customer's IC design process, there will be a significant delay between the delivery of a product and the generation of royalty revenue. There can be no assurance that the Company will receive any royalty revenue or that, if it does, the amount will be significant. See "Factors Affecting Future Operating Results--Dependence on New Business Model."

  The Company has been dependent on a relatively small number of customers for a substantial portion of its annual revenue, although the customers comprising this group have changed from time to time. In the three month period ended March 31, 1998, Newport Wafer Fab, Ltd. ("Newport"), Hitachi, Ltd. ("Hitachi"),Taiwan Semiconductor Manufacturing Corporation ("TSMC"), VLSI Technology, Inc. ("VLSI Technology") and NEC Electronics, Inc. ("NEC") accounted for 20%, 18%, 16%, 11% and 10% of revenue, respectively. In the six month period ended March 31, 1998, TSMC, OKI Electric Industry Co., Ltd. ("OKI"), SGS-THOMSON MICROELECTRONICS S.r.l. ("SGS-THOMSON"), NEC and Newport accounted for 13%, 13%, 12%, 12% and 11% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. See "Factors Affecting Future Operating Results-- Customer Concentration; Limited Customer Base."

  A substantial portion of the Company's revenue is derived from customers outside the United States. In the three and six month periods ended March
31, 1998, revenue from customers outside the United States, primarily in Asia and Europe, represented approximately 86% and 74%, respectively, of the Company's revenue. The Company anticipates that international revenue will remain a substantial portion of its revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. See "Factors Affecting Future Operating Results--Risks Associated with International Customers."

  The Company derives substantially all of its revenue from sales of its memory and standard cell products that, together, accounted for 98% of revenue in each of the three and six month periods ended March 31, 1998. The Company expects that memory products, in combination with standard cell products, will continue to account for a substantial portion of the Company's revenue for the foreseeable future. There can be no assurance that the Company will continue to derive revenue from memory or standard cell products and a decline in revenue from such products would have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend in significant part on the successful development, introduction and customer acceptance of new products.

  Since the Company's inception in April 1991, each of the Company's cost and expense categories has progressively increased as the Company has added personnel and increased its activities in these areas. The Company intends to continue making significant expenditures associated with engineering costs and sales and marketing, and expects that these costs and expenses will continue to be a significant percentage of revenue in future periods. Whether such expenses increase or decrease as a percentage of revenue will be substantially dependent upon the rate of change of the Company's revenue.


  The Company in the past has experienced delays in the progress of certain projects, and there can be no assurance that such delays will not occur in the future. Any delay or failure to achieve such progress could result in damage to customer relationships and the Company's reputation, under-utilization of engineering resources or a delay in the market acceptance of the Company's products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's contracts with customers may generally be canceled without cause, and if a customer cancels or delays performance under any such contracts, the Company's business, operating results and financial condition could be materially adversely affected. The Company's costs and expenses will be based in part on the Company's expectations of future revenue from license fees. Accordingly, if the Company does not realize its expected revenue, its business, operating results and financial condition could be materially adversely affected. See "Factors Affecting Future Operating Results-- Fluctuations in Operating Results."

  In connection with the grant of options for the purchase 96,200 shares of Common Stock to employees during the period from December 1996 through March 1997, the Company recorded aggregate deferred compensation of approximately $198,000 representing the difference between the deemed fair value of the Common Stock and the option exercise price at the date of grant. Such deferred compensation will be amortized over the vesting period relating to the options, of which approximately $12,000 and $24,000 was amortized during three and six month periods ended March 31, 1998, respectively, all of such amounts were recorded in product development expenses. In addition, the amortization will result in charges over the next 12 quarters aggregating approximately $12,000 per quarter, all of which will be recorded in product development expenses.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated selected statements of operations data as a percentage of revenue:

                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                  MARCH 31,           MARCH 31,
                             ------------------  ------------------
                               1997      1998      1997      1998
                             --------  --------  --------  --------
Revenue.....................    100.0%    100.0%    100.0%    100.0%
Cost and expenses:
  Cost of revenue...........     28.3      28.6      29.4      29.6
  Product development.......     27.4      23.2      26.7      24.2
  Sales and marketing.......     19.8      27.0      22.3      25.4
  General and
   administrative...........     17.9      11.6      15.9      12.6
                             --------  --------  --------  --------
    Total cost and expenses.     93.4      90.5      94.2      91.8
                             --------  --------  --------  --------
Operating income............      6.6       9.5       5.8       8.2
Other income, net...........      5.1       5.1       4.1       4.3
                             --------  --------  --------  --------
Income before provision for
 income taxes...............     11.7      14.6       9.9      12.5
Provision for income taxes..      4.1       4.2       3.4       4.1
                             --------  --------  --------  --------
Net income..................      7.6%     10.4%      6.5%      8.4%
                             ========  ========  ========  ========

 Revenue

  Revenue increased by 112.4% from $1.8 million in the three month period ended March 31, 1997 to $3.8 million in the three month period ended March 31, 1998. Revenue increased by 124.7 % from $3.2 million in the six month period ended March 31, 1997 to $7.1 million in the six month period ended March 31, 1998. The growth in revenue in the second quarter and first half of fiscal 1998 as compared with the same periods in fiscal 1997 was primarily attributable to increased licensing of the Company's memory and standard cell products, which more than offset a decline in the sale of I/O products.

 Cost and Expenses

  Engineering costs are allocated between cost of revenue and product development expenses. Engineering efforts devoted to developing products for specific customer projects are recognized as cost of revenue. The balance of engineering costs, incurred for general development of the Company's technology, is charged to product development. Engineering costs are generally charged as incurred and do not necessarily correspond to the recognition of revenue under related contracts. Engineering costs increased by 97.5% from $986,000 in the three month period ended March 31, 1997 to $1.9 million in the three month period ended March 31, 1998. Engineering costs increased by 115.8% from $1.8 million in the six month period ended March 31, 1997 to $3.8 million in the six month period ended March 31, 1998. Engineering costs as a percentage of revenue declined from 55.7% and 56.0% in the three and six month periods ended March 31, 1997, respectively, to 51.8% and 53.8% in the three and six month periods ended March 31, 1998, respectively. The absolute dollar increases in engineering costs in the second quarter and first half of fiscal 1998, as compared with the same periods in fiscal 1997, were due primarily to an increase in engineering personnel and, to a lesser extent, purchases of computer equipment, software tools and networking infrastructure and equipment and legal costs associated with the Company's patent program.

   Cost of Revenue. Cost of revenue increased by 114.8% from $501,000 in the three month period ended March 31, 1997 to $1.1 million in the three month period ended March 31, 1998. Cost of revenue increased by 126.8% from $926,000 in the six month period ended March 31, 1997 to $2.1 million in the six month period ended March 31, 1998. Cost of revenue as a percentage of revenue was 28.3% and 28.6% for the three month periods ended March 31, 1997 and 1998, respectively. Cost of revenue as a percentage of revenue was 29.4% and 29.6% for the six month periods ended March 31, 1997 and 1998, respectively. The absolute dollar increases in cost of revenue in the second quarter and first half of fiscal 1998, as compared with the same periods of fiscal 1997, were due to increases in headcount and costs associated with delivering product to, and supporting, a growing customer base.

    Product Development Expenses. Product development expenses increased by 79.6% from $485,000 in the three month period ended March 31, 1997 to $871,000 in the three month period ended March 31, 1998. Product development expenses increased by 103.8% from $841,000 in the six month period ended March 31, 1997 to $1.7 million in the six month period ended March 31, 1998. Product development expenses as a percentage of revenues decreased from 27.4% to 23.2% in the three month periods ended March 31, 1997 and 1998, respectively. Product development expenses as a percentage of revenue declined from 26.7% to 24.2% for the six month periods ended March 31, 1997 and 1998, respectively. The absolute dollar increases in product development expenses in the second quarter and first half of fiscal 1998, as compared with the same periods in fiscal 1997, were attributable to an increase in engineering personnel and, to a lesser extent, purchases of computer equipment, software tools and networking infrastructure and equipment and legal costs associated with the Company's patent program.

      Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Costs of pre-sale customer support are also charged to sales and marketing. Sales and marketing expenses increased by 189.7% from $351,000 in the three month period ended March 31, 1997 to $1.0 million in the three month period ended March 31, 1998. Sales and marketing expenses increased by 156% from $704,000 in the six month period ended March 31, 1997 to $1.8 million in the six month period ended March 31, 1998. Sales and marketing expense as a percentage of revenue increased from 19.8% and 22.3% for the three and six month periods ended March 31, 1997, respectively, to 27.0% and 25.4% for the three and six month periods ended March 31, 1998, respectively. The increases in absolute dollars in sales and marketing expenses in the second quarter and first half of fiscal 1998, as compared with the same periods in fiscal 1997, were primarily attributable to increases in sales headcount and commissions expense to support an expanded customer coverage model and increases in marketing headcount and promotional activity.

    General and Administrative Expenses. General and administrative expeneses increased by 38.6% from $316,000 in the three month period ended March 31, 1997 to $438,000 in the three month period ended March 31, 1998. General and administrative expenses increased by 78.2% from $501,000 in the six month period ended March 31, 1997 to $893,000 in the six month period ended March 31, 1998. As a percentage of revenue, general and administrative expenses decreased from 17.9% and 15.9% in the three and six month periods ended March 31, 1997, respectively, to 11.6% and 12.6% in the three and six month periods ended March 31, 1998, respectively. The absolute dollar increases in general and administrative expenses in the second quarter and first half of fiscal 1998, as compared with the same periods in fiscal 1997, were primarily due to increases in general and administrative personnel and increases in professional services fees.

 Other Income

  Other income increased by 113.3% from 90,000 in the three month period ended March 31, 1997 to $192,000 in the three month period ended March 31, 1998. Other income increased by 132.6% from $132,000 in the six month period ended March 31, 1997 to $307,000 in the six month period ended March 31, 1998. Other income as a percentage of revenue remained constant at 5.1% for the three month periods ended March 31, 1997 and 1998, respectively. Other income as a percentage of revenue remained relatively constant at 4.2% and 4.3% for the six month periods ended March 31, 1997 and 1998, respectively. The growth in the absolute level of other income in the second quarter and first half of fiscal 1998, as compared with the same periods in fiscal 1997, primarily reflects interest income earned on the proceeds from the Company's initial public offering which was completed in February 1998.

Income Taxes

  The provision for income taxes was $72,000 and $159,000 for the three month periods ended March 31, 1997 and 1998, respectively. The provision for income taxes was $109,000 and $289,000 in the six month periods ended March 31, 1997 and 1998, respectively. The effective tax rate decreased to 28.9% and 32.6% in the second quarter and first half of fiscal 1998, respectively, as compared with 34.8% and 34.6% in the second quarter and first half of fiscal 1997, respectively. The change in effective tax rates for the respective periods was primarily due to the Company investing the proceeds from its initial public offering in securities that are exempt from federal taxation.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has funded its operations primarily from license revenue received from inception to March 31, 1998, the net proceeds of $27.1 million from its initial public offering of Common Stock in February 1998 and, to a lesser extent, the proceeds of approximately $7.7 million from the sale of Preferred Stock and a warrant.

  The Company's operating activities provided net cash of $295,000 in the six month period ended March 31, 1997 and provided net cash of $1.0 million in the six month period ended March 31, 1998. Net cash provided by operating activities in both periods was due primarily to net income plus depreciation and amortization.

  Net cash used in investing activities was $4.6 million and $27.8 million in the six month periods ended March 31, 1997 and 1998, respectively. Investing activities consisted primarily of net purchases of marketable securities and purchases of property and equipment.

  Net cash provided by financing activities was $4.2 million and $27.3 million in the six month periods ended March 31, 1997 and 1998, respectively. In the six month period ended March 31, 1997, financing activities consisted primarily of the Company's Series B Preferred Stock. In the six month period ended March 31, 1998, financing activities consisted primarily of the sale of the Company's Common Stock in its initial public offering.

 At March 31, 1998, the Company had cash, cash equivalents and current marketable securities of $30.7 million. As of March 31, 1998, the Company had retained earnings of $1.6 million and working capital of $31.9 million, net of a short term component comprised of deferred revenue of $1.2 million. The Company anticipates spending at least $765,000 for office lease payments and approximately $2.5 million for capital expenditures over the next 12 months.

  The Company intends to continue to invest heavily in the development of new products and enhancements to its existing products. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license revenue, available borrowings under line of credit arrangements and other factors. The Company believes that its current cash and investment balances together with any cash generated from operations and from available or future debt or equity financings, will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. However, there can be no assurance that the Company will not require additional financing within this time frame. On April 16, 1998 the Company filed a Registration Statement with the Securities and Exchange Commission relating to the public offering of 3,300,000 shares of the Company's Common Stock, of which 2,331,130 shares are to be sold by selling stockholders. The Company's forecast period of time through which its financial resources will be adequate to support its operations is a forward looking statement that involves risks and uncertainties, and actual results could vary. The factors described in this paragraph will affect the Company's future capital requirements and the adequacy of its available funds.

 From time to time, the Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, operating results and financial condition. See "Factors Affecting Future Operating Results--Future Capital Needs; Uncertainty of Additional Funding."

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. This statement is effective for the Company's 1999 fiscal year.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The statement establishes standards for how public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. This statement is effective for the Company's 1999 fiscal year. The Company is currently studying the impact of these pronouncements.

 FACTORS AFFECTING FUTURE OPERATING RESULTS

  FLUCTUATIONS IN OPERATING RESULTS. The Company's operating results have fluctuated in the past as a result of a number of factors including the relatively large size and small number of customer orders during a given period; the timing of customer orders; delays in the design process due to changes by a customer to its order after it is placed; the Company's ability to achieve progress on percentage of completion contracts; the length of the Company's sales cycle; the Company's ability to develop, introduce and market new products and product enhancements; the timing of new product announcements and introductions by the Company and its competitors; market acceptance of the Company's products; the demand for semiconductors and end user products that incorporate semiconductors; and general economic conditions. The Company's future operating results may fluctuate from quarter to quarter and on an annual basis as a result of these and other factors, in particular the relatively large size and small number of customer orders during a given period and the rate of royalties recognized in a given period. Accordingly, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially.

  Revenue in any quarter is dependent on a number of factors, and is not predictable with any degree of certainty. Since the Company's expense levels are based in part on management's expectations regarding future revenue, if revenue is below expectations in any quarter, the adverse effect may be magnified by the Company's inability to adjust spending in a timely manner to compensate for any revenue shortfall. The Company also intends to increase its sales and marketing expenses in an attempt to broaden its market coverage. The Company's costs and expenses will be based in part on the Company's expectations of future revenue from product licenses. Accordingly, if the Company does not realize its expected revenue, its business, operating results and financial condition could be materially adversely affected.

  The Company's sales cycle can be lengthy and is subject to a number of risks over which the Company has little or no control. As a result of the significant dollar amounts represented by a single customer order, the timing of the receipt of an order can have a significant impact on the Company's revenue for a particular period. In addition, because the Company's revenue is concentrated among a small number of customers, a decline or a delay in the recognition of revenue from one customer in a period may cause the Company's business, operating results and financial condition in such period to be materially adversely affected and may lead to significant fluctuations from quarter to quarter. Any significant or ongoing failure to obtain new orders from customers would have a material adverse effect on the Company's business, operating results and financial condition.

  To date, a substantial majority of the Company's revenue has been recognized on a percentage of completion method. Provisions for estimated losses on the uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. As the completion period ranges from three to six months, the revenue in any quarter is dependent on the Company's progress toward completion of the project. There can be no assurance that the Company's estimates will be accurate, and, in the event they are not, the Company's business, operating results and financial condition in subsequent periods could be materially adversely affected. From time to time, the Company experiences delays in the progress of certain projects, and there can be no assurance that such delays will not occur in the future. Any delay or failure to achieve such progress could result in damage to customer relationships and the Company's reputation, under-utilization of engineering resources or a delay in the market acceptance of the Company's products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's contracts with customers generally may be canceled without cause, and, if a customer cancels or delays performance under any such contracts, the Company's business, operating results and financial condition could be materially adversely affected.

  DEPENDENCE ON EMERGENCE OF MERCHANT IP COMPONENT MARKET AND BROAD MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS. The market for merchant IP components has only recently begun to emerge. The Company's ability to achieve sustained revenue growth and profitability in the future will depend on the continued development of this market and, to a large extent, on the demand for complex single chip system ("System-on-a-Chip") ICs. There can be no assurance that the merchant IP component and System-on-a-Chip markets will continue to develop or grow at a rate sufficient to support the Company's business. If either of these markets fails to grow or develops slower than expected, the Company's business, operating results and financial condition would be materially adversely affected. To date, the Company's IP products have been licensed only by a limited number of customers. The vast majority of the Company's existing and potential customers currently rely on components developed internally and/or by other vendors. The Company's future growth, if any, is dependent on the adoption of, and increased reliance on, merchant IP components by both existing and potential customers. Moreover, if the Company's products do not achieve broad market acceptance, the Company's business, operating results and financial condition would be materially adversely affected.

  COMPETITION. The Company's strategy of targeting semiconductor manufacturers that participate in, or may enter, the System-on-a-Chip market requires the Company to compete in intensely competitive markets. Within the merchant segment of the IP component market, the Company competes primarily against Aspec Technology, Inc., Avant! Corporation, Duet Corporation, Mentor Graphics Corporation and the Silicon Architects group of Synopsys, Inc. In addition, the Company may face competition from consulting firms and companies that typically have operated in the generic library segment of the IP market and that now seek to offer customized IP components as enhancements to their generic solutions. The Company also faces significant competition from the internal design groups of the semiconductor manufacturers that are expanding their manufacturing capabilities and portfolio of IP components to participate in the System-on-a-Chip market. These internal design groups compete with the Company for access to the parent's IP component requisitions and may eventually compete with the Company to supply IP components to third parties on a merchant basis. There can be no assurance that internal design groups will not expand their product offerings to compete directly with those of the Company or will not actively seek to participate as merchant vendors in the IP component market by selling to third party semiconductor manufacturers or, if they do, that the Company will be able to compete against them successfully. In addition to competition from companies in the merchant IP component market, the Company faces competition from vendors that supply electronic design automation ("EDA") software tools, including certain of those mentioned above, and there can be no assurance that the Company will be able to compete successfully against them.

  The Company expects competition to increase in the future from existing competitors and from new market entrants with products that may be less expensive than the Company's IP components or that may provide better performance or additional features not currently provided by the Company. For example, the Company believes that Synopsys is developing and will shortly introduce a product in the standard cell library area that is intended to compete with the standard cell products of the Company. Many of the Company's current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources, greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, certain of the Company's principal competitors offer a single vendor solution, since, in the case of EDA tools companies, they maintain their own EDA design tools and IP libraries or, in the case of internal design groups, they provide IP components developed to utilize the qualities of a given manufacturing process, and may therefore benefit from certain capacity, cost and technical advantages. The Company's ability to compete successfully in the emerging market for IP components will depend upon certain factors, many of which are beyond the Company's control including, but not limited to, success in designing new products; implementing new designs at smaller process geometries; access to adequate EDA tools (many of which are licensed from the Company's current or potential competitors); the price, quality and timing of new product introductions by the Company and its competitors; the emergence of new IP component interchangeability standards; the widespread licensing of IP components by semiconductor manufacturers or their design groups to third party manufacturers; the ability of the Company to protect its intellectual property; market acceptance of the Company's IP components; success of competitive products; market acceptance of products using System-on-a-Chip ICs; and industry and general economic conditions. There can be no assurance that the Company will be able to compete successfully in the emerging merchant IP component market.

  DEPENDENCE ON SEMICONDUCTOR MANUFACTURERS; DEPENDENCE ON SEMICONDUCTOR AND ELECTRONICS INDUSTRIES. The Company's success is substantially dependent both on the adoption of the Company's technology by semiconductor manufacturers and on an increasing demand for products requiring complex System-on-a-Chip ICs, such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations. The Company is subject to many risks beyond its control that influence the success of its customers, including, among others, competition faced by each customer in its particular industry, market acceptance of the customer's products that incorporate the Company's technology, the engineering, sales and marketing capabilities of the customer, and the financial and other resources of the customer.

  The semiconductor and electronics products industries are characterized by rapid technological change, frequent introductions of new products, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Each of these industries is highly cyclical and has periodically experienced significant downturns, often in connection with or in anticipation of declines in general economic conditions during which the number of new IC design projects often decreases. Revenue from licenses of the Company's products is influenced by the level of design efforts by its customers and factors negatively affecting these industries could have a material adverse effect on the Company's business, operating results and financial condition. The Company's business, operating results and financial condition may fluctuate in the future from period to period as a consequence of general economic conditions in the semiconductor and electronics industries.

  DEPENDENCE ON NEW BUSINESS MODEL. The Company has historically generated revenue from license fees. Beginning in late fiscal 1996, however, the Company began implementation of a royalty based business model that is intended to generate revenue from both license fees and future royalties. The Company is still in the process of implementing this royalty based business model. The Company believes the introduction, as opposed to the operation, of the royalty based business model has been a limited success in that the majority of the Company's licensees, including all new licensees with whom the Company has contracted since August 1996, have agreed to a royalty based model. However, certain licensees, which have previously contracted with the Company based on the older model, have resisted conversion to a royalty based model. As a result, the Company believes that until all of its customers have adopted the royalty based model, the introduction of such model can only be described as a limited success. There can be no assurance that the Company will be able to complete the implementation of the royalty based model successfully, or that, when fully implemented, this model will have the anticipated benefits. The failure of the Company to implement its new business model successfully could have a material adverse effect on the Company's business, operating results and financial condition. To date, the Company has received no royalty revenue, and it does not anticipate receiving any prior to fiscal 1999 due to the typical length of time required for the Company to design a component for a customer and for such customer to manufacture and bring to market a product incorporating such component. There can be no assurance that the Company will ever receive any royalty revenue or that, if it does, the amount will be significant. See "-- Dependence on Semiconductor Manufacturers; Dependence on Semiconductor and Electronics Industries" and "--Customer Concentration; Limited Customer Base."

  The Company believes that its long term success will be substantially dependent on future royalties. However, even if the Company successfully implements its new business model, the Company will face risks inherent in such a model. In particular, the Company's ability to forecast royalty revenue will be limited by factors that are beyond the Company's ability to control or assess in advance. Royalties, if any, will be recognized in the quarter in which the Company receives a royalty report from its customers and will be dependent upon fluctuating sales volumes. In addition, under the royalty based business model, the Company's revenue will be dependent upon the sales by its customers of products that incorporate the Company's technology. Even if the Company's technology is adopted, there can be no assurance that it will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to the Company. The Company will also face risks relating to the accuracy and completeness of the royalty collection process.

  CUSTOMER CONCENTRATION; LIMITED CUSTOMER BASE. The Company has been dependent on a relatively small number of customers for a substantial portion of its annual revenue, although the customers comprising this group have changed from time to time. In the three month period ended March 31, 1998, Newport, Hitachi, TSMC, VLSI Technology and NEC accounted for 20%, 18%, 16%, 11% and 10% of revenue, respectively. In the six month period ended March 31, 1998, TSMC, OKI, SGS-THOMSON, NEC and Newport accounted for 13%, 13%, 12%, 12% and 11% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. None of the Company's customers has a written agreement with the Company that obligates it to license future generations of products or new products, and there can be no assurance that any customer will license IP components from the Company in the future. In addition, there can be no assurance that any of the Company's customers will ship products incorporating the Company's technology or that, if such shipments occur, they will generate significant revenue. The loss of one or more of the Company's major customers, reduced orders by one or more of such customers or the failure of a customer to ship products containing the Company's IP components could materially adversely affect the Company's business, operating results and financial condition.

  The Company faces numerous risks in successfully obtaining orders from customers on terms consistent with the Company's business model, including, among others, the lengthy and expensive process of building a relationship with a potential customer before reaching an agreement with such party to license the Company's products; persuading large semiconductor manufacturers to work with, to rely for critical technology on, and to disclose proprietary information to, a smaller company, such as the Company; and persuading potential customers to bear certain development costs associated with development of customized components. There are a relatively limited number of semiconductor manufacturers to which the Company can license its technology in a manner consistent with its business model and there can be no assurance that such manufacturers will rely on merchant IP components or adopt the Company's products. See "--Competition" and "Business--Customers."

  PRODUCT CONCENTRATION. The Company derives substantially all of its revenue from sales of its memory and standard cell products that, together, accounted for 98% of revenue in each of the three and six month periods ended March 31, 1998. The Company expects that memory products, in combination with standard cell products, will continue to account for a substantial portion of the Company's revenue, for the foreseeable future. There can be no assurance that the Company will continue to derive revenue from memory or standard cell products and a decline in revenue from such products would have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend in significant part on the successful development, introduction and customer acceptance of new products. See "--New Product Development and Technological Change."

 LENGTHY SALES CYCLE AND DESIGN PROCESS. The license of the Company's products typically involves a significant commitment of capital by the customer and a purchase will often be timed to coincide with a customer's migration to a new manufacturing process. Potential customers generally commit significant resources to an evaluation of available IP solutions and require the Company to expend substantial time, effort and resources to educate them about the value of the Company's products. A variety of factors, including factors over which the Company has little or no control, may cause potential customers to favor an alternate solution or to delay or forego a license of the Company's products. As a result of these and other factors, the sales cycle for the Company's products is long, typically ranging from six to 12 months. The Company's ability to forecast the timing and scope of specific sales is limited, and delay of or failure to complete one or more large contracts could have a material adverse effect on the Company's business, operating results and financial condition and could cause the Company's operating results to fluctuate significantly from quarter to quarter.

  Once the Company receives and accepts an order from a customer, the Company must commit significant resources to customizing its products for the customer's manufacturing process. This customization is complex and time consuming and is subject to a number of risks over which the Company has little or no control, including the customer's adjustments and alterations of its manufacturing process or the timing of migration to a new process. Typically, this customization takes from three to six months to complete. Delays in product customization could have a material adverse effect on the Company's business, operating results and financial condition and could cause the Company's operating results to vary significantly from quarter to quarter.

  RISKS ASSOCIATED WITH INTERNATIONAL CUSTOMERS. A substantial portion of the Company's revenue is derived from customers outside the United States. In the three and the six month periods ended March 31, 1998, revenue derived from customers outside the United States, primarily in Asia and Europe, represented approximately 86% and 74%, respectively, of the Company's revenue.
The Company anticipates that international revenue will remain a substantial portion of revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. In the event that the Company's competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the U.S. dollar, the Company may experience fewer orders from international customers whose business is based primarily on the less expensive currency. To date, the Company has not experienced any negative impact as a result of the financial and stock market dislocations that occurred in the Asian financial markets during 1997 and to date in 1998; however, there can be no assurance that present or future dislocations will not have a material adverse effect on the Company's business, operating results and financial condition. The Company intends to continue to expand its sales and marketing activities in Asia and Europe. The Company's expansion of its international business involves a number of risks including the impact of possible recessionary environments in economies outside the United States; political and economic instability; exchange rate fluctuations; longer accounts receivable collection periods; greater difficulty in accounts receivable collection; unexpected changes in regulatory requirements; reduced or limited protection for intellectual property rights; export license requirements; tariffs and other trade barriers and potentially adverse tax consequences. There can be no assurance that the Company will be able to sustain or increase revenue derived from international customers or that the foregoing factors will not have a material adverse effect on the Company's business, operating results and financial condition.

  NEW PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE. The Company's customers compete in the semiconductor industry, which is subject to rapid technological change, frequent introductions of new products, short product life cycles, changes in customer demands and requirements and evolving industry standards. The development of new manufacturing processes, the introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the Company's future success will depend on its ability to continue to enhance its existing products and to develop and introduce new products that satisfy increasingly sophisticated customer requirements and that keep pace with new product introductions, emerging manufacturing process technologies and other technological developments in the semiconductor industry. Any failure by the Company to anticipate or respond adequately to changes in manufacturing processes or customer requirements, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of new or enhanced products or that such new or enhanced products will achieve market acceptance. Any delay in release dates of new or enhanced products could materially adversely affect the Company's business, operating results and financial condition. The Company could also be exposed to litigation or claims from its customers in the event that it does not satisfy its delivery commitments. There can be no assurance that any such claim would not have a material adverse effect on the Company's business, operating results and financial condition.

  DEPENDENCE ON KEY PERSONNEL. The Company's success depends in large part on the continued contributions of its key management, engineering, sales and marketing personnel, many of whom are highly skilled and would be difficult to replace. None of the Company's senior management or key technical personnel is bound by an employment contract. In addition, the Company does not currently maintain key man life insurance covering its key personnel. The Company believes that its success depends to a significant extent on the ability of its management to operate effectively, both individually and as a group. Certain of the Company's senior management have only recently joined the Company and there can be no assurance they and other newly hired employees will be assimilated into the Company successfully. The Company must also attract and retain highly skilled managerial, engineering, sales and marketing and finance personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could have a material adverse effect on the Company's business, operating results and financial condition.

  MANAGEMENT OF GROWTH. The ability of the Company to license its products and manage its business successfully in a rapidly evolving market requires an effective planning and management process. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. From September 30, 1996 to March 31, 1998, the Company grew from 28 to 74 fulltime employees. The Company's customers rely heavily on the Company's technological expertise in designing, testing and manufacturing products incorporating the Company's IP components. Relationships with new customers generally require significant engineering support. As a result, any increase in the demand for the Company's products will increase the strain on the Company's personnel, particularly its engineers. The Company's financial and management controls, reporting systems and procedures are also limited. Although some new controls, systems and procedures have been implemented, the Company's future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition. Further, the Company will be required to manage multiple relationships with various customers and other third parties and must successfully implement its new business model. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to offer its services and products successfully and to implement its business plan. The Company's inability to manage any future growth effectively would have a material adverse effect on the Company's business, operating results and financial condition.

  RISKS ASSOCIATED WITH PROTECTION OF INTELLECTUAL PROPERTY. The Company relies primarily on a combination of nondisclosure agreements and other contractual provisions and patent, trademark, trade secret and copyright law to protect its proprietary rights. Failure of the Company to enforce its patents, trademarks or copyrights or to protect its trade secrets could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. From time to time, third parties, including competitors of the Company, may assert patent, copyright and other intellectual property rights to technologies that are important to the Company. There can be no assurance that third parties will not assert infringement claims against the Company in the future, that assertions by third parties will not result in costly litigation or that the Company would prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of the outcome, could result in substantial cost and diversion of resources of the Company. Any infringement claim or other litigation against or by the Company could materially adversely affect the Company's business, operating results and financial condition.

  In certain instances, the Company has elected to rely on trade secret law rather than patent law to protect its proprietary technology. However, trade secrets are difficult to protect. The Company seeks to protect its proprietary technology and processes, in part, by confidentiality agreements with its employees and customers. There can be no assurance that these contracts will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. In addition, effective trade secret protection may be unavailable or limited in certain foreign countries.

  In addition, there can be no assurance that competitors of the Company, many of which have substantial resources and have made substantial investments in competing technologies, do not have, or will not seek to apply for and obtain, patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets. There can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation or interference proceedings declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Any such suit or proceeding involving the Company could have a material adverse effect on the Company's business, operating results and financial condition.

  FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company intends to continue to invest heavily in the development of new products and enhancements to its existing products. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license revenue, available borrowings under line of credit arrangements and other factors. The Company believes that the Company's current cash balances together with any cash generated from operations and from available or future debt or equity financings, will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. On April 16, 1998, the Company filed a Registration Statement with the Securities and Exchange Commission relating to the public offering of 3,300,000 shares of the Company's Common Stock, of which 2,331,130 shares are to be sold by selling stockholders. There can be no assurance that such offering will be completed. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast period of time through which its financial resources will be adequate to support its operations implies assumptions about its business that are forward looking and that involve risks and uncertainties, and actual results could vary. The factors described in this paragraph will affect both the Company's future capital requirements and the adequacy of its available funds. From time to time, the Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, operating results and financial condition.

  POTENTIAL VOLATILITY OF STOCK PRICE. The trading price of the Company's Common Stock has in the past been and could in the future be subject to significant fluctuations in response to quarterly variations in the Company's results of operations, announcements regarding the

Company's product developments, announcements of technological innovations or new products by the Company, its customers or competitors, release of reports by securities analysts, changes in security analysts' recommendations, developments or disputes concerning patents or proprietary rights or other events. Also, at some future time, the Company's revenues and results of operations may be below the expectations of public market securities analysts or investors, resulting in significant fluctuations in the market price of the Company's Common Stock. In addition, the securities markets have from time to time experienced significant price and volume fluctuations which have particularly affected the market prices for high technology companies and which often are unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations as well as general economic, political and market conditions, may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has occurred against that company. Such litigation could result in substantial costs and would at a minimum divert management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities.

  CERTAIN ANTI-TAKEOVER PROVISIONS. The Board of Directors of the Company has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of such shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of delaying, deferring or preventing a change in control of the Company. The Company has no current plans to issue shares of Preferred Stock. In addition, Section 203 of the Delaware General Corporation Law ("Section 203") restricts certain business combinations with any "interested stockholder" as defined by such statute. In addition, the Company's Certificate of Incorporation and Bylaws contain certain other provisions that may have the effect of delaying, deferring or preventing a change of control of the Company including cumulative voting for the election of directors, the elimination of actions by written consent of stockholders and the establishment of an advance notice procedure for stockholder proposals and director nominations to be acted upon at annual meetings of the stockholders. These provisions are designed to encourage potential acquirors to negotiate with the Company's Board of Directors and give the Board of Directors sufficient opportunity to consider various alternatives to maximize stockholder value. These provisions are also intended to discourage certain tactics that may be used in proxy contests. However, issuance of Preferred Stock, charter and bylaw provisions or restrictions from Section 203 could discourage potential acquisition proposals and could delay or prevent a change in control of the Company and, as a consequence, they also may adversely affect the market price of the Company's Common Stock. Such provisions may also have the effect of preventing changes in the management of the Company.

ITEM 2. Changes in Securities and Use of Proceeds

     On February 6, 1998, the Company completed the sale of 3,015,000 Common Shares at a per share price of $10.00 in a firm commitment underwritten public offering, and certain stockholders of the Company sold 320,000 shares of the Company's Common Stock in connection with the offering. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-41219), which the United States Securities and Exchange Commission declared effective on February 2, 1998. The offering was underwritten by Deutsche Morgan Grenfell Inc., Hambrecht & Quist LLC and Wessels, Arnold & Henderson, L.L.C.

     Of the $30,150,000 million in aggregate proceeds raised by the Company in connection with the February 1998 offering, (i) approximately $2,110,500 was paid to the underwriters in connection with underwriting discounts, and (ii) approximately $947,000 was paid by the Company in connection with offering expenses, including legal, printing, and filing fees. The Company did not receive any of the proceeds of or pay the underwriting discount in connection with the shares sold by the selling stockholders. There were no direct or indirect payments to directors or officers of the Company or any other person or entity. None of the offering proceeds have been used for the construction of plant, building or facilities or the purchase or installation of machinery or equipment or for purchases of real estate or the acquisition of other businesses. The Company is currently investing the net offering proceeds for future use as additional working capital. Such net proceeds have been invested in short-term, interest-bearing, investment grade securities. A portion of the net proceeds may be used for the acquisition of technologies, businesses or products that are complementary to those of the Company.

ITEM 6: Exhibits

     (a)  Exhibits

        27.1   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 20, 1998

                             ARTISAN COMPONENTS, INC.
                                    (Registrant)

                             /s/ Mark R. Templeton
                             --------------------------------------------
                             Mark R. Templeton
                             Chief Executive Officer

                             /s/ Robert D. Selvi
                             --------------------------------------------
                             Robert D. Selvi
                             Vice President, Finance and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBITS
--------


27.1 Financial Data Schedule