Form 10-Q
period 1998-06-30
ARTISAN COMPONENTS INC
filed 1998-08-14
CIK 1048982

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              ----------------
                                  FORM 10-Q
                              ----------------

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the period ended June 30, 1998

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

                    Yes         X        No
                              -----             -----

As of June 30, 1998 there were 13,295,092 shares of the Registrant's Common Stock outstanding.
================================================================================

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

PART I - Financial Information

     ITEM 1 - Financial statements

     Condensed balance sheets -- June 30, 1998 and September 30, 1997.......3
     Condensed statements of operations
                Three months and nine months ended June 30, 1998 and 1997...4 Condensed statements of cash flows -- nine months ended
                 June 30, 1998 and 1997.....................................5
     Notes to condensed financial statements................................6

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

PART II - Other Information

     ITEM 2 - Changes in Securities and Use of Proceeds....................26

     ITEM 6 - Exhibits.....................................................26

Signatures.................................................................27

                           ARTISAN  COMPONENTS, INC.

                           CONDENSED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          JUNE 30,        SEPTEMBER 30,
                                                       -------------     --------------
                                                           1998              1997(1)
                                                       -------------     --------------
                                                        (UNAUDITED)

                       ASSETS
Current assets:
  Cash and cash equivalents.........................      $   343          $   1,069
  Contract receivables (net of allowance of
   $275 and $275 at June 30, 1998 and
   September 30, 1997, respectively)................        5,939              2,834
  Marketable securities.............................       45,134              2,499
  Prepaid expenses and other current assets.........          999                564
                                                          -------            -------
    Total current assets............................       52,415              6,966
Marketable securities...............................            -                986
Property and equipment, net.........................        5,522              3,969
Deferred tax asset..................................            6                  6
Other assets........................................          473                 84
                                                          -------            -------
    Total assets....................................      $58,416            $12,011
                                                          =======            =======
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.............      $ 1,965            $   631
  Accrued warranty..................................          189                165
  Deferred tax liability............................          384                384
  Deferred revenue..................................        1,755              1,434
                                                          -------            -------
    Total current liabilities.......................        4,293              2,614
Deferred rent.......................................           38                 49
Deferred revenue....................................          187                  -
                                                          -------            -------
    Total liabilities...............................        4,518              2,663
                                                          -------            -------
 Stockholders' Equity:
 Convertible Preferred Stock, $0.001 par value:
  Authorized: 5,000 and 3,436 shares at
   June 30, 1998 and September 30,
   1997, respectively;
  Issued and outstanding: None and 3,386 at
   June 30, 1998 and September 30, 1997,
   respectively;....................................            -              7,564
 Common Stock, $0.001 par value:
  Authorized: 50,000 shares;
  Issued and outstanding: 13,295 and 5,644
   shares at June 30, 1998 and September 30,
   1997, respectively...............................           13                  6
 Warrant............................................            -                125
 Additional paid in capital.........................       51,603                688
 Retained earnings..................................        2,282                965
                                                          -------            -------
    Total stockholders' equity......................       53,898              9,348
                                                          -------            -------
    Total liabilities and stockholders' equity......      $58,416            $12,011
                                                          =======            =======

------------
(1) Derived from the Company's audited Balance Sheet as of September 30, 1997.

   The accompanying notes are an integral part of these condensed financial statements.

                          ARTISAN COMPONENTS, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                  THREE MONTHS         NINE MONTHS
                                 ENDED JUNE 30,       ENDED JUNE 30,
                                -----------------   -----------------
                                  1998      1997      1998     1997
                                -------   -------   -------   -------

Revenue.......................  $ 4,322   $ 2,738   $11,411   $ 5,893
Cost and expenses:
  Cost of revenue.............    1,283       937     3,383     1,863
  Product development.........      915       489     2,629     1,330
  Sales and marketing.........    1,122       620     2,924     1,324
  General and administrative..      474       415     1,367       916
                                -------   -------   -------   -------
    Total cost and expenses....   3,794     2,461    10,303     5,433
                                -------   -------   -------   -------
Operating income..............      528       277     1,108       460
Other income..................      429        87       736       219
                                -------   -------   -------   -------
Income before provision for
 income taxes.................      957       364     1,844       679
Provision for income taxes....      237       124       526       233
                                -------   -------   -------   -------
Net income....................  $   720   $   240   $ 1,318   $   446
                                =======   =======   =======   =======
Basic earnings per share......    $0.06   $  0.04   $  0.14   $  0.08
                                =======   =======   =======   =======
Diluted earnings per share....    $0.05   $  0.02   $  0.11   $  0.05
                                =======   =======   =======   =======
Shares used in computing:
  Basic earnings per share....   12,957     5,590     9,485     5,404
  Diluted earnings per share..   14,548     9,932    12,356     9,566

The accompanying notes are an integral part of these condensed financial statements.

                           ARTISAN COMPONENTS, INC.

                     CONDENSED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)


                                              NINE MONTHS
                                                 ENDED
                                                JUNE 30,
                                           ------------------
                                             1998      1997
                                           --------  --------

Cash flows from operating
 activities:
  Net income.......................        $  1,318   $   446
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Depreciation and
     amortization..................           1,330       470
    Gain on sale of fixed
     assets........................             (60)        -
    Provision for doubtful
     accounts......................               -       175
    Issuance of Common Stock to
     employees as a stock bonus....               -        77
    Compensation expense for
     options granted...............              57        29
    Changes in assets and
     liabilities:
      Contract receivables.........          (3,105)   (1,589)
      Deferred revenue.............             508     1,263
      Prepaid expenses and other
       assets......................            (824)      (63)
      Deferred rent................             (11)       26
      Deferred taxes...............               -         -
      Accounts payable and
       other liabilities...........           1,350       296
                                            -------   -------
        Net cash provided by
         operating activities......             563     1,130
                                            -------   -------
Cash flows from investing
 activities:
  Acquisition of property and
   equipment.......................          (2,895)   (1,482)
  Proceeds from sale of property
   and equipment...................              80         -
  Purchase of marketable
   securities......................         (41,649)   (2,957)
                                            -------   -------
        Net cash used in
         investing activities......         (44,464)   (4,439)
                                            -------   -------
Cash flows from financing
 activities:
  Net proceeds from issuance of
   Series B Preferred Stock and
   Warrant.........................               -     4,211
  Proceeds from issuance of
   Common Stock....................          43,175        15
                                            -------   -------
        Net cash provided by
         financing activities......          43,175     4,226
                                            -------   -------
Net (decrease) increase in cash
 and cash equivalents..............            (726)      917
Cash and cash equivalents,
 beginning of period...............           1,069       709
                                            -------   -------
Cash and cash equivalents, end of
 period............................         $   343   $ 1,626
                                            =======   =======
CASH PAID FOR:
  Income taxes.....................         $    26   $     2
                                            =======   =======
SUPPLEMENTAL DISCLOSURE OF
 NONCASH ACTIVITIES:
  Fixed asset acquisitions in
   exchange for accounts payable.           $     8   $   754
                                            =======   =======
  Issuance of Common Stock to em-
   ployees as a stock bonus........         $     -   $    77
                                            =======   =======
  Compensation expense for op-
   tions granted...................         $    57   $    29
                                            =======   =======

        The accompanying notes are an integral part of these condensed financial statements.

                           ARTISAN COMPONENTS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION:

     The accompanying unaudited condensed financial statements of ARTISAN COMPONENTS, INC. (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The year end balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998 or any other future period. The unaudited, condensed, interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended September 30, 1997 included in the Company's Registration Statement on Form S-1 (Reg. No. 333-50243).

2.  EARNINGS PER SHARE (EPS) DISCLOSURES:

  The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted" method) and exercise of stock options and warrants for all periods. All prior period earnings per share amounts have been restated to comply with SFAS 128.

                           ARTISAN COMPONENTS, INC.

                                  (Unaudited)


2.  EARNINGS PER SHARE (EPS) DISCLOSURES (con't):

    In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).


                                                         Nine Months
                                      Three Months         Ended
                                     Ended June 30,       June 30,
                                    ----------------   --------------
                                      1998     1997     1998    1997
                                    -------  -------   ------  ------
                                                (Unaudited)

Numerator--Basic and Diluted EPS
  Net income....................... $   720  $   240   $ 1,318  $  446
                                    =======  =======   =======  ======
Denominator--Basic EPS
  Common stock outstanding.........  12,957    5,590     9,485   5,404
                                    -------  -------   -------  ------
Basic earnings per share..........  $  0.06  $  0.04   $  0.14  $ 0.08
                                    =======  =======   =======  ======
Denominator--Diluted EPS
  Denominator--Basic EPS...........  12,957    5,590     9,485   5,404
  Effect of Dilutive Securities:
    Common stock options...........   1,591      956     1,309   1,086
    Convertible preferred stock....       -    3,386     1,562   3,076
                                    -------  -------   -------  ------
                                     14,548    9,932    12,356   9,566
                                    -------  -------   -------  ------
Diluted earnings per share........  $  0.05  $  0.02   $  0.11  $ 0.05
                                    =======  =======   =======  ======

3.  NEW ACCOUNTING STANDARDS:

  In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the financial statement, but requires the Company to display an amount representing total comprehensive income for the period in the financial statement. SFAS No. 130 is effective for the Company's 1999 fiscal year that commences October 1, 1998.

                           ARTISAN COMPONENTS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- CONTINUED
                                  (Unaudited)


  In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for the Company's 1999 fiscal year that commences October 1, 1998. The Company is currently studying the impact of these pronouncements.

4.  STOCKHOLDERS' EQUITY:

  On February 6, 1998, the Company completed the public offering of 3,015,000 shares of Common Stock through a Registration Statement declared effective by the Securities and Exchange Commission on February 2, 1998. In connection with such public offering, certain stockholders of the Company sold an additional 320,000 shares of the Company's Common Stock.

  On May 5, 1998, the Company completed the public offering of 956,190 shares of Common Stock through a Registration Statement declared effective by the Securities and Exchange Commission on April 29, 1998. In connection with such offering, certain stockholders of the Company sold an additional 2,343,810 shares.

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

     Revenue consists of license fees received under the terms of license agreements with customers to provide the Company's IP component products. Typically, a customer licenses one or more products that are accompanied by layout databases, views to support a customer's IC design tool environment and design methodology documentation. The license of the Company's products typically involves a sales cycle of six to 12 months and often coincides with a customer's migration to a new manufacturing process. The Company's contracts generally require a customer to pay a license fee to Artisan ranging from approximately $300,000 to $700,000 for each product delivered under a contract. A contract typically calls for an upfront payment of approximately one third of the full contract value with the remainder due upon delivery, generally three to six months later. See "Factors Affecting Future Operating Results--Lengthy Sales Cycle and Design Process."

     To date, the substantial majority of the Company's revenue has been recognized on a percentage of completion method. Provisions for estimated losses on the uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. As the completion period for a project generally ranges from three to six months, revenue in any quarter is dependent on the Company's progress toward completion of the project. There can be no assurance that the Company's estimates will be accurate, and, in the event they are not, the Company's business, operating results and financial condition in subsequent periods could be materially adversely affected.

     Currently, license fees represent substantially all of revenue. Beginning in late fiscal 1996, however, the Company began implementation of a royalty based business model that is intended to generate revenue from both license fees and future royalties. Royalties will be based on per unit sales of ICs and will generally vary in proportion to the silicon area of an IC occupied by the Company's IP components. To date, the Company has received no royalty revenue, and it does not anticipate receiving any until late fiscal 1999 due to the typical length of time required for the Company to design a component for a customer and for such customer to manufacture and bring to market a product incorporating such component. There can be no assurance that the Company will be successful in expanding the number of royalty bearing contracts with customers. The Company generally licenses its products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grants these manufacturers the right to distribute the Company's IP components to their internal design teams and to fabless semiconductor companies that manufacture at the same facility. Given that Artisan provides its products early in the customer's IC design process, there will be a significant delay between the delivery of a product and the generation of royalty revenue. There can be no assurance that the Company will receive any royalty revenue or that, if it does, the amount will be significant. See "Factors Affecting Future Operating Results--Dependence on New Business Model."

     The Company has been dependent on a relatively small number of customers for a substantial portion of its annual revenue, although the customers comprising this group have changed from time to time. In the three month period ended June 30, 1998, Siemens AG ("Siemens"), Newport Wafer Fab, Ltd. ("Newport") and ATI Technologies, Inc. ("ATI") accounted for 17%, 14% and 13% of revenue, respectively. In the nine month period ended June 30, 1998, Newport, Taiwan Semiconductor Manufacturing Corporation ("TSMC"), ATI, OKI Electric Industry Co., Ltd. ("OKI"), and SGS-THOMSON MICROELECTRONICS S.r.l. ("SGS-THOMSON") accounted for 12%, 12%, 11%, 10% and 10% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. See "Factors Affecting Future Operating Results--Customer Concentration; Limited Customer Base."

     A substantial portion of the Company's revenue is derived from customers outside the United States. In the three and nine month periods ended June 30, 1998, revenue from customers outside the United States, primarily in Asia and Europe, represented approximately 73% and 74%, respectively, of the Company's revenue. The Company anticipates that international revenue will remain a substantial portion of its revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. See "Factors

Affecting Future Operating Results--Risks Associated with International Customers."

     The Company derives substantially all of its revenue from sales of its memory and standard cell products that, together, accounted for 98% of revenue in each of the three and nine month periods ended June 30, 1998. The Company expects that memory products, in combination with standard cell products, will continue to account for a substantial portion of the Company's revenue for the foreseeable future. There can be no assurance that the Company will continue to derive revenue from memory or standard cell products and a decline in revenue from such products would have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend in significant part on the successful development, introduction and customer acceptance of new products.

     Since the Company's inception in April 1991, each of the Company's cost and expense categories has progressively increased as the Company has added personnel and increased its activities in these areas. The Company intends to continue making significant expenditures, particularly those associated with engineering and sales and marketing, and expects that these costs and expenses will continue to be a significant percentage of revenue in future periods. Whether such expenses increase or decrease as a percentage of revenue will be substantially dependent upon the rate of change of the Company's revenue.

     The Company in the past has experienced delays in the progress of certain projects, and there can be no assurance that such delays will not occur in the future. Any delay or failure to achieve such progress could result in damage to customer relationships and the Company's reputation, under-utilization of engineering resources or a delay in the market acceptance of the Company's products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's contracts with customers generally may be canceled without cause, and if a customer cancels or delays performance under any such contracts, the Company's business, operating results and financial condition could be materially adversely affected. The Company's costs and expenses will be based in part on the Company's expectations of future revenue from license fees. Accordingly, if the Company does not realize its expected revenue, its business, operating results and financial condition could be materially adversely affected. See "Factors Affecting Future Operating Results--Fluctuations in Operating Results."

   In connection with the grant of options for the purchase of 96,200 shares of Common Stock to employees during the period from December 1996 through March 1997, the Company recorded aggregate deferred compensation of approximately $198,000 representing the difference between the deemed fair value of the Common Stock and the option exercise price at the date of grant. Such deferred compensation will be amortized over the vesting period relating to the options, of which approximately $12,000 and $36,000 was amortized during three and nine month periods ended June 30, 1998, respectively. All of such amounts were recorded in product development expenses. In addition, the amortization will result in charges over the next 11 quarters aggregating approximately $12,000 per quarter, all of which will be recorded in product development expenses.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated selected statements of operations data as a percentage of revenue:


                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                      JUNE 30,              JUNE 30,
                                -------------------   -------------------
                                  1998       1997       1998       1997
                                --------   --------   --------   --------

Revenue.......................     100.0%     100.0%     100.0%     100.0%
Cost and expenses:
  Cost of revenue.............      29.7       34.2       29.7       31.6
  Product development.........      21.2       17.9       23.0       22.6
  Sales and marketing.........      26.0       22.6       25.6       22.5
  General and
   administrative.............      10.9       15.2       12.0       15.5
                                --------   --------   --------   --------
    Total cost and expenses.        87.8       89.9       90.3       92.2
                                --------   --------   --------   --------
Operating income..............      12.2       10.1        9.7        7.8
Other income, net.............      10.0        3.2        6.5        3.7
                                --------   --------   --------   --------
Income before provision for
 income taxes.................      22.2       13.3       16.2       11.5
Provision for income taxes....       5.5        4.5        4.6        3.9
                                --------   --------   --------   --------
Net income....................      16.7%       8.8%      11.6%       7.6%
                                ========   ========   ========   ========

Revenue

    Revenue increased by 57.9% from $2.7 million in the three month period ended June 30, 1997 to $4.3 million in the three month period ended June 30, 1998. Revenue increased by 93.6% from $5.9 million in the nine month period ended June 30, 1997 to $11.4 million in the nine month period ended June 30, 1998. The growth in revenue in the three and nine month periods ended June 30, 1998 as compared with the same periods in fiscal 1997 was primarily attributable to increased licensing of the Company's memory and standard cell products, which more than offset a decline in the sale of I/O products.

Cost and Expenses

    Engineering costs are allocated between cost of revenue and product development expenses. Engineering efforts devoted to developing products for specific customer projects are recognized as cost of revenue. The balance of engineering costs, incurred for general development of the Company's technology, is charged to product development. Engineering costs generally are charged as incurred and do not necessarily correspond to the recognition of revenue under related contracts. Engineering costs increased by 54.1% from $1.4 million in the three month period ended June 30, 1997 to $2.2 million in the three month period ended June 30, 1998. Engineering costs increased by 88.3% from $3.2 million in the nine month period ended June 30, 1997 to $6.0 million in the nine month period ended June 30, 1998. Engineering costs as a percentage of revenue declined from 52.1% and 54.2% in the three and nine month periods ended June 30, 1997, respectively, to 50.9% and 52.7% in the three and nine month periods ended June 30, 1998, respectively. The absolute dollar increases in engineering costs in the three and nine month periods ended June 30, 1998, as compared with the same periods in fiscal 1997, were due primarily to an increase in engineering headcount and, to a lesser extent, purchases of computer equipment, software tools and networking infrastructure and equipment and legal costs associated with the Company's patent program.

         Cost of Revenue. Cost of revenue increased by 36.9% from $937,000 in the three month period ended June 30, 1997 to $1.3 million in the three month period ended June 30, 1998. Cost of revenue increased by 81.6% from $1.9 million in the nine month period ended June 30, 1997 to $3.4 million in the nine month period ended June 30, 1998. Cost of revenue as a percentage of revenue was 34.2% and 29.7% for the three month periods ended June 30, 1997 and 1998, respectively. Cost of revenue as a percentage of revenue was 31.6% and 29.7% for the nine month periods ended June 30, 1997 and 1998, respectively. The absolute dollar increases in cost of revenue in the three and nine month periods ended June 30, 1998, as compared with the same periods of fiscal 1997, were due to increases in headcount and costs associated with delivering product to, and supporting, a growing customer base.

         Product Development Expenses. Product development expenses increased by 87.1% from $489,000 in the three month period ended June 30, 1997 to $915,000 in the three month period ended June 30, 1998. Product development expenses increased by 97.7% from $1.3 million in the nine month period ended June 30, 1997 to $2.6 million in the nine month period ended June 30, 1998. Product development expenses as a percentage of revenue increased from 17.9% to 21.2% in the three month periods ended
    June 30, 1997 and 1998, respectively. Product development expenses as a percentage of revenue rose from 22.6% to 23.0% for the nine month periods ended June 30, 1997 and 1998, respectively. The increases in product development expenses in the three and nine month periods ended June 30, 1998, as compared with the same periods in fiscal 1997, were attributable to an increase in engineering headcount and, to a lesser extent, purchases of computer equipment, software tools and networking infrastructure and equipment and legal costs associated with the Company's patent program.

     Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Costs of pre-sale customer support are also charged to sales and marketing. Sales and marketing expenses increased by 81.0% from $620,000 in the three month period ended June 30, 1997 to $1.1 million in the three month period ended June 30, 1998. Sales and marketing expenses increased by 120.8% from $1.3 million in the nine month period ended June 30, 1997 to $2.9 million in the nine month period ended June 30, 1998. Sales and marketing expense as a percentage of revenue increased from 22.6% and 22.5% for the three and nine month periods ended June 30, 1997, respectively, to 26.0% and 25.6% for the three and nine month periods ended June 30, 1998, respectively. The increases in absolute dollars in sales and marketing expenses in the three and nine month periods ended June 30, 1998, as compared with the same periods in fiscal 1997, were primarily attributable to increases in sales headcount and commissions expense to support an expanded customer coverage model and increases in marketing headcount and promotional activity.

     General and Administrative Expenses. General and administrative expenses increased by 14.2% from $415,000 in the three month period ended June 30, 1997 to $474,000 in the three month period ended June 30, 1998. General and administrative expenses increased by 49.2% from $916,000 in the nine month period ended June 30, 1997 to $1.4 million in the nine month period ended June 30, 1998. As a percentage of revenue, general and administrative expenses decreased from 15.2% and 15.5% in the three and nine month periods ended June 30, 1997, respectively, to 10.9% and 12.0% in the three and nine month periods ended June 30, 1998, respectively. The absolute dollar increases in general and administrative expenses in the third quarter and first nine months of fiscal 1998, as compared with the same periods in fiscal 1997, were primarily due to increases in general and administrative personnel and increases in professional services fees.

Other Income

     Other income increased by 393.1% from $87,000 in the three month period ended June 30, 1997 to $429,000 in the three month period ended June 30, 1998. Other income increased by 236.1% from $219,000 in the nine month period ended June 30, 1997 to $736,000 in the nine month period ended June 30, 1998. Other income as a percentage of revenue increased from 3.2% to 10.0% for the three month periods ended June 30, 1997 and 1998, respectively. Other income as a percentage of revenue rose from 3.7% to 6.5% for the nine month periods ended June 30, 1997 and 1998, respectively. The growth in other income in the three and nine month periods ended June 30, 1998, as compared with the same periods in fiscal 1997, primarily reflects interest income earned on the proceeds from the Company's February 1998 initial public offering and the Company's April 1998 secondary offering.

Income Taxes

     The provision for income taxes was $124,000 and $237,000 for the three month periods ended June 30, 1997 and 1998, respectively. The provision for income taxes was $233,000 and $526,000 in the nine month periods ended June 30, 1997 and 1998, respectively. The effective tax rate decreased from 34.1% to 24.8% for the three month periods ended June 30, 1997 and 1998, respectively.

For the nine month periods ended June 30, 1997 and 1998, the effective tax rate decreased from 34.3% to 28.5%, respectively. The decrease in effective tax rates for the respective periods was primarily due to the Company investing the proceeds from its public offerings in securities that are exempt from federal taxation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily from license revenue received from inception to June 30, 1998, the net proceeds of $27.1 million from its February 1998 initial public offering of Common Stock, the net proceeds of $15.8 million from its April 1998 secondary offering of Common Stock and, to a lesser extent, the proceeds of approximately $7.7 million from the sale of Preferred Stock and a warrant.

     The Company's operating activities provided net cash of $1.1 million in the nine month period ended June 30, 1997 and provided net cash of $563,000 in the nine month period ended June 30, 1998. Net cash provided by operating activities in both periods was due primarily to net income plus depreciation and amortization, and additionally, for the nine months ended June 30, 1998, to an increase in accounts payable and accrued expenses.

     Net cash used in investing activities was $4.4 million and $44.5 million in the nine month periods ended June 30, 1997 and 1998, respectively. In the nine month period ended June 30, 1997, investing activities consisted primarily of net purchases of marketable securities and purchases of property and equipment. In the nine month period ended June 30, 1998, investing activities consisted of $41.6 million in purchases of marketable securities using proceeds of the Company's initial public offering and secondary offering, and $2.9 million in purchases of property and equipment.

     Net cash provided by financing activities was $4.2 million and $43.2 million in the nine month periods ended June 30, 1997 and 1998, respectively. In the nine month period ended June 30, 1997, financing activities consisted primarily of the sale of the Company's Series B Preferred Stock. In the nine month period ended June 30, 1998, financing activities consisted primarily of the sale of the Company's Common Stock in its February 1998 initial public offering and in its April 1998 secondary offering.

     At June 30, 1998, the Company had cash, cash equivalents and current marketable securities of $45.5 million. As of June 30, 1998, the Company had retained earnings of $2.3 million and working capital of $48.1 million, including a short term component comprised of deferred revenue of $1.8 million. The Company anticipates spending approximately $4.3 million for capital expenditures over the next 12 months.

     The Company intends to continue to invest heavily in the development of new products and enhancements to its existing products. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license revenue, available borrowings under line of credit arrangements and other factors. The Company believes that its current cash and investment balances together with any cash generated from operations will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast period of time through which its financial resources will be adequate to support its operations is a forward looking statement that involves risks and uncertainties, and actual results could vary. The factors described in this paragraph will affect the Company's future capital requirements and the adequacy of its available funds.

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

NEW ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the financial statement, but requires the Company to display an amount representing total comprehensive income for the period in the financial statement. SFAS No. 130 is effective for the Company's 1999 fiscal year that commences October 1, 1998.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for the Company's 1999 fiscal year that commences October 1, 1998. The Company is currently studying the impact of these pronouncements.

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

     DEPENDENCE ON NEW BUSINESS MODEL. The Company has historically generated revenue from license fees. Beginning in late fiscal 1996, however, the Company began implementation of a royalty based business model that is intended to generate revenue from both license fees and future royalties. The Company is still in the process of implementing this royalty based business model. The Company believes the introduction, as opposed to the operation, of the royalty based business model has been a limited success in that the majority of the Company's licensees, including all new licensees with whom the Company has contracted since August 1996, have agreed to a royalty based model. However, certain licensees, which have previously contracted with the Company based on the older model, have resisted conversion to a royalty based model. As a result, the Company believes that until all of its customers have adopted the royalty based model, the introduction of such model can only be described as a limited success. There can be no assurance that the Company will be able to complete the implementation of the royalty based model successfully, or that, when fully implemented, this model will have the anticipated benefits. The failure of the Company to implement its new business model successfully could have a material adverse effect on the Company's business, operating results and financial condition. To date, the Company has received no royalty revenue, and it does not anticipate receiving any prior to late fiscal 1999 due to the typical length of time required for the Company to design a component for a customer and for such customer to manufacture and bring to market a product incorporating such component. There can be no assurance that the Company will ever receive any royalty revenue or that, if it does, the amount will be significant. See "-- Dependence on Semiconductor Manufacturers; Dependence on Semiconductor and Electronics Industries" and "--Customer Concentration; Limited Customer Base."

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

     CUSTOMER CONCENTRATION; LIMITED CUSTOMER BASE. The Company has been dependent on a relatively small number of customers for a substantial portion of its annual revenue, although the customers comprising this group have changed from time to time. In the three month period ended June 30, 1998, Siemens, Newport and ATI accounted for 17%, 14% and 13% of revenue, respectively. In the nine month period ended June 30, 1998, Newport, TSMC, ATI, OKI and SGS-THOMSON accounted for 12%, 12%, 11%, 10% and 10% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. None of the Company's customers has a written agreement with the Company that obligates it to license future generations of products or new products, and there can be no assurance that any customer will license IP components from the Company in the future. In addition, there can be no assurance that any of the Company's customers will ship products incorporating the Company's technology or that, if such shipments occur, they will generate significant revenue. The loss of one or more of the Company's major customers, reduced orders by one or more of such customers or the failure of a customer to ship products containing the Company's IP components could materially adversely affect the Company's business, operating results and financial condition.

     The Company faces numerous risks in successfully obtaining orders from customers on terms consistent with the Company's business model, including, among others, the lengthy and expensive process of building a relationship with a potential customer before reaching an agreement with such party to license the Company's products; persuading large semiconductor manufacturers to work with, to rely for critical technology on, and to disclose proprietary information to, a smaller company, such as the Company; and persuading potential customers to bear certain development costs associated with development of customized components. There are a relatively limited number of semiconductor manufacturers to which the Company can license its technology in a manner consistent with its business model and there can be no assurance that such manufacturers will rely on merchant IP components or adopt the Company's products. See "--Competition."

     PRODUCT CONCENTRATION. The Company derives substantially all of its revenue from sales of its memory and standard cell products that, together, accounted for 98% of revenue in each of the three and nine month periods ended June 30, 1998. The Company expects that memory products, in combination with standard cell products, will continue to account for a substantial portion of the Company's revenue, for the foreseeable future. There can be no assurance that the Company will continue to derive revenue from memory or standard cell products and a decline in revenue from such products would have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend in significant part on the successful development, introduction and customer acceptance of new products. See "--New Product Development and Technological Change."

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

     RISKS ASSOCIATED WITH INTERNATIONAL CUSTOMERS. A substantial portion of the Company's revenue is derived from customers outside the United States. In the three and the nine month periods ended June 30, 1998, revenue derived from customers outside the United States, primarily in Asia and Europe, represented approximately 73% and 74%, respectively, of the Company's revenue. The Company anticipates that international revenue will remain a substantial portion of revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. In the event that the Company's competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the U.S. dollar, the Company may experience fewer orders from international customers whose business is based primarily on the less expensive currency. During the three months ended June 30, 1998, the Company experienced delays in the receipt of orders expected from existing and prospective customers, particularly in Japan. There can be no assurance that the deferred orders will be placed in future periods, if at all. There can be no assurance that present or future dislocations with respect to the Asian financial markets will not have a material adverse effect on the Company's business, operating results and financial condition. The Company intends to continue to expand its sales and marketing activities in Asia and Europe. The Company's expansion of its international business involves a number of risks including the impact of possible recessionary environments in economies outside the United States; political and economic instability; exchange rate fluctuations; longer accounts receivable collection periods; greater difficulty in accounts receivable collection; unexpected changes in regulatory requirements; reduced or limited protection for intellectual property rights; export license requirements; tariffs and other trade barriers and potentially adverse tax consequences. There can be no assurance that the Company will be able to sustain or increase revenue derived from international customers or that the foregoing factors will not have a material adverse effect on the Company's business, operating results and financial condition.

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

     DEPENDENCE ON KEY PERSONNEL. The Company's success depends in large part on the continued contributions of its key management, engineering, sales and marketing personnel, many of whom are highly skilled and would be difficult to replace. None of the Company's senior management or key technical personnel is bound by an employment contract. In addition, the Company does not currently maintain key man life insurance covering its key personnel. The Company believes that its success depends to a significant extent on the ability of its management to operate effectively, both individually and as a group. Competition for highly skilled managerial, engineering, sales and marketing and finance personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could have a material adverse effect on the Company's business, operating results and financial condition.

     MANAGEMENT OF GROWTH. The ability of the Company to license its products and manage its business successfully in a rapidly evolving market requires an effective planning and management process. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. From September 30, 1997 to June 30, 1998, the Company grew from 56 to 82 fulltime employees. The Company's customers rely heavily on the Company's technological expertise in designing, testing and manufacturing products incorporating the Company's IP components. Relationships with new customers generally require significant engineering support. As a result, any increase in the demand for the Company's products will increase the strain on the Company's personnel, particularly its engineers. The Company's financial and management controls, reporting systems and procedures are also limited. Although some new controls, systems and procedures have been implemented, the Company's future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition. Further, the Company will be required to manage multiple relationships with various customers and other third parties and must successfully implement its new business model. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to offer its services and products successfully and to implement its business plan. The Company's inability to manage any future growth effectively would have a material adverse effect on the Company's business, operating results and financial condition.

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

     FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company intends to continue to invest heavily in the development of new products and enhancements to its existing products. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license revenue, available borrowings under line of credit arrangements and other factors. The Company believes that the Company's current cash balances together with any cash generated from operations will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast period of time through which its financial resources will be adequate to support its operations implies assumptions about its business that are forward looking and that involve risks and uncertainties, and actual results could vary. The factors described in this paragraph will affect both the Company's future capital requirements and the adequacy of its available funds. From time to time, the Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, operating results and financial condition.

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

     RISKS ASSOCIATED WITH THE YEAR 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company has begun to conduct an analysis to determine the extent to which its major suppliers' systems (insofar as they relate to the Company's business) are subject to the Year 2000 issue. The Company is currently unable to predict the extent to which the Year 2000 issue will affect its suppliers, or the extent to which it would be vulnerable to its suppliers' failure to remediate any Year 2000 issues on a timely basis. The failure of a major supplier subject to the Year 2000 issue to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have a material adverse effect on the business, financial condition or results of operations of the Company.

     The Company's products work in combination with semiconductor designs and planning tools in environments developed by other vendors and interact with other operating environments. It is likely that, commencing in the year 2000, the functionality of certain operating environments will be adversely affected when one or more component products of the environment is unable to process four-digit characters representing years and, therefore, the operating environment would not be in "Year 2000 compliance." The Company believes its products are in Year 2000 compliance, but has not conducted any formal audit of its products with respect to Year 2000 compliance. Nor can there be any assurance that the Company's fully compliant products will be able to function properly when integrated with other vendors' noncompliant component products.

     The Company has initiated an audit to identify Year 2000 dependencies in the Company's internal systems and intends to implement changes to its internal information systems to make them Year 2000 compliant in the normal course of improvements to those systems. While the Company currently expects that the year 2000 will not pose significant operational problems, delays in the implementation of new information systems or a failure to fully identify all Year 2000 dependencies in the Company's systems could have material adverse consequences, including delays in the delivery or sale of products.

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

     Of the $30,150,000 in aggregate proceeds raised by the Company in connection with the February 1998 offering, (i) approximately $2,110,500 was paid to the underwriters in connection with underwriting discounts, and (ii) approximately $947,000 was paid by the Company in connection with offering expenses, including legal, printing, and filing fees. The Company did not receive any of the proceeds of or pay the underwriting discount in connection with the shares sold by the selling stockholders. There were no direct or indirect payments to directors or officers of the Company or any other person or entity. None of the offering proceeds have been used for the construction of plant, building or facilities or the purchase or installation of machinery or equipment or for purchases of real estate or the acquisition of other businesses. The Company is currently investing the net offering proceeds for future use as additional working capital. Such net proceeds have been invested in short-term, interest-bearing, investment grade securities. A portion of the net proceeds may be used for the acquisition of technologies, businesses or products that are complementary to those of the Company.

     Between March 31, 1998 and June 30, 1998, the Company issued 21,754 shares of unregistered common stock upon the exercise of outstanding options to 16 employees at an average exercise price of $0.48 per share. The sale of the above securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. Each recipient had adequate access, through his or her relationship with the Company, to information about the Company.


ITEM 6: Exhibits

     (a)  Exhibits

        27.1   Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 1998

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