Form 10-K405
period 1998-09-30
ARTISAN COMPONENTS INC
filed 1998-12-23
CIK 1048982

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 000-23649

                            ARTISAN COMPONENTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0278185
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

             1195 BORDEAUX DRIVE
            SUNNYVALE, CALIFORNIA                                  94089
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 734-5600
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $.001 PAR VALUE PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 30, 1998 was $45,405,817. Shares of Common Stock held by each executive officer, director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant's Common Stock outstanding as of September 30, 1998 was 13,367,906.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 1999 Annual Meeting of Stockholders to be held February 25, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

CERTAIN FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such forward-looking statements involve risks and uncertainties. When used in this Report, the words "expects," "anticipates" and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. These risks and uncertainties include those discussed below and those discussed in "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Factors Affecting Future Operating Results" or incorporated by reference herein. Artisan Components, Inc. undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date this Report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

GENERAL

     Artisan Components, Inc. (the "Company" or "Artisan") is a leading developer of high performance, low power and high density embedded memory and other intellectual property ("IP") components for the design and manufacture of complex integrated circuits ("ICs"). The Company offers highly differentiated memory, standard cell and input/output ("I/O") components that meet the acute needs of complex single chip system ("System-on-a-Chip") ICs for performance, power and density. Together, memory, standard cell and I/O components constitute approximately 80% of the silicon area on a typical System-on-a-Chip IC. The Company's products are optimized for each customer's manufacturing process and are delivered ready for use with industry standard and proprietary IC design tools. The Company licenses its products to semiconductor manufacturers and fabless semiconductor companies for the design of ICs used in complex, high volume applications, such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations.

     The Company primarily licenses its products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grants these manufacturers the right to distribute its IP components to their internal design teams and to fabless semiconductor companies that manufacture at the same facility. The Company believes that this licensing approach encourages proliferation of the Company's products and provides a highly efficient distribution channel for its IP components. The Company's revenue increased from $4.1 million in fiscal 1996 to $8.9 million in fiscal 1997 and to $16.6 million in fiscal 1998. Artisan has licensed its products to many leading semiconductor manufacturers including Chartered Semiconductor Manufacturing, Inc. ("Chartered"), Fujitsu Microelectronics, Inc. ("Fujitsu"), Hitachi, Ltd. ("Hitachi"), NEC Electronics, Inc. ("NEC"), Newport Wafer-Fab Limited ("NWL"), OKI Electric Industry Co., Ltd. ("OKI"), ST-MICROELECTRONICS S.r.l. ("ST"; formerly known as SGS-THOMSON Microelectronics, S.r.l.), Siemens AG ("Siemens"), Taiwan Semiconductor Manufacturing Corporation ("TSMC"), Toshiba International Corporation ("Toshiba"), UMC Group ("UMC Group") and VLSI Technology, Inc. ("VLSI Technology").

     The Company was incorporated in California in April 1991 as VLSI Libraries Incorporated and changed its name to Artisan Components, Inc. in March 1997. The Company reincorporated in Delaware in January 1998. The Company's principal executive offices are located at 1195 Bordeaux Drive, Sunnyvale, California 94089, and its telephone number is (408) 734-5600. Artisan, Process-Perfect, SAGE, Integral and the Artisan logo are trademarks of the Company. This Annual Report on Form 10-K also includes product names and other trade names and trademarks of the Company and of other organizations.

INDUSTRY BACKGROUND

     The development of the merchant IP component market has resulted from the continuing trend toward horizontal specialization in the semiconductor industry, a trend that has been driven by a growth in manufacturing capacity and an increasing focus on core competencies. In the 1970s, semiconductor companies were vertically integrated and responsible for all aspects of IC production, including IC design, electronic design automation ("EDA") tool design, IP component design and IC manufacturing. In the 1980s, application specific integrated circuit ("ASIC") companies developed a new approach that allowed their customers to perform the logic design of an IC while they performed the detailed physical implementation of the design and manufactured the IC. In addition, standalone EDA tool vendors achieved success by providing software design tools to complement those developed by internal divisions of semiconductor companies. The early 1990s saw the emergence of a number of fabless semiconductor companies that chose to focus on specific design expertise, take advantage of the availability of excess semiconductor manufacturing capacity and avoid the capital expenditures necessary to build fabrication facilities. Throughout this period, semiconductor manufacturers continued to focus on their core competencies: semiconductor design and manufacturing processes. Today, with the emergence of System-on-a-Chip ICs, semiconductor manufacturers are beginning to outsource the design of particular IP components critical to the successful development of System-on-a-Chip ICs.

     Over the past three decades, advances in semiconductor manufacturing processes have enabled the transistor density on ICs to double every 18 months. Today, it is possible to place approximately 40 million transistors on a single IC, a number that is widely expected to increase to nearly 100 million transistors by the end of the decade. State of the art fabrication facilities of the 1980s produced ICs using process geometries of 1.0m (one millionth of a meter). Current state of the art fabrication facilities use 0.25m process geometries, and many semiconductor manufacturers are transitioning to facilities using 0.18m processes. These advances enable the manufacture of highly complex System-on-a-Chip ICs, resulting in substantial performance, power, cost and reliability improvements over conventional multi-chip systems on printed circuit boards ("PCB Systems"). System-on-a-Chip ICs combine all of the functionality of PCB Systems onto a single IC and are optimal for use in complex, high volume applications such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations.

     [Graphic depiction of a printed circuit board system with its internal components and the system-on-a-chip integrated circuit with the corresponding functions.]

     As shown above, in both a PCB System and in a System-on-a-Chip, the primary building blocks include memory, standard cell (logic), I/O, microprocessor, digital signal processor ("DSP"), mixed-signal and analog components. However, integration of these components into System-on-a-Chip ICs at deep submicron process geometries is far more complex than the design of a traditional PCB System. With continuing advances in manufacturing processes, an increasing number of individual transistors must be designed and tested and, consequently, the gap is increasing between what can be manufactured and what can be designed within the time to market requirements of the semiconductor manufacturer. As a result, the full value of today's semiconductor manufacturing processes is rarely realized, with designers settling for partial utilization of the process in the interest of meeting cost and schedule requirements. Given shorter product life cycles and the importance of reducing time to market, the use of merchant IP components to leverage design and manufacturing capabilities can be a significant competitive advantage to semiconductor manufacturers.

     Semiconductor manufacturers require solutions that fully utilize their manufacturing processes in order to maximize performance, speed and density while reducing time to market. Although the merchant EDA industry has successfully developed partial solutions to increase design productivity, EDA tools have not completely overcome the time constraints posed by the need to create IP components for each IC design in a compressed time to market window. Merchant suppliers of portable generic IP libraries have also improved design productivity by offering products designed to work with many manufacturing processes. However, these generic libraries do not fully utilize the depth and strengths of a particular manufacturing process. Semiconductor manufacturers have also tried to expand their design resources, but establishing and maintaining a large internal design group may divert finite resources from a semiconductor manufacturer's core competencies. Despite the development and use of EDA tools and generic libraries and the expansion of internal design resources, the rapid pace of manufacturing process improvements has continued to outstrip design capabilities. As a result, the Company believes many semiconductor manufacturers are using merchant IP components in order to maximize the performance of their product offerings and improve their time to market.

THE ARTISAN SOLUTION

     Artisan is a leading developer of high performance, low power and high density embedded memory, standard cell and I/O components for the design and manufacture of complex ICs. The Company provides IP components that are optimized for each customer's manufacturing process.

     The Company's IP components are designed to offer customers the following benefits:

     PERFORMANCE, POWER AND RELIABILITY. Artisan delivers high performance, low power and reliable IP components through a combination of design expertise and proprietary technology and design tools. The Company's IP components, which are customized, verified and tested for a particular manufacturing process, require little or no integration by customers and have been proven by use in over 30 different manufacturing processes. Many of the Company's products are designed to achieve speeds in excess of 500 MHz.

     SIGNIFICANT TIME TO MARKET ADVANTAGES. The Company enables semiconductor manufacturers to reduce the time required to bring new ICs to market by (i) eliminating the customer's need to design IP components, (ii) delivering products designed for a specific manufacturing process and (iii) delivering products ready for use with industry standard and proprietary IC design tools. The Company's products can be reused in multiple customer designs, which reduces design time and decreases time to market for new ICs.

     LONG TERM PRODUCT DEVELOPMENT PATH. Artisan's IP component technology provides semiconductor manufacturers with reliable building blocks for future generations of their complex IC designs. Artisan's ability to adapt and customize IP components used in one process and one design for use in additional designs and processes provides each customer with a ready source of reliable IP components for future designs and processes. This enables the Company's customers to standardize on Artisan products, accelerate their product development and focus internal engineering resources on core competencies, including semiconductor design and manufacturing processes.

     COST EFFECTIVE SOLUTIONS. As semiconductor dies shrink and the complexity of IC designs increases, the cost to design System-on-a-Chip ICs increases significantly. By providing reliable products with significant time to market benefits, Artisan enables customers to reduce design costs, minimize integration costs and increase manufacturing yield. Moreover, by using the Company's products, semiconductor manufacturers avoid the cost of recruiting and training a significant group of engineers dedicated to IP component design.

ARTISAN STRATEGY

     The Company's objective is to be the leading supplier of high performance IP components to the semiconductor industry. The Company's strategy is based upon the following key elements:

     FOCUS ON KEY COMPONENTS FOR HIGH VOLUME SYSTEM-ON-A-CHIP ICS. The Company has targeted the rapidly growing System-on-a-Chip industry with high performance memory, standard cell and I/O components. Together, these components constitute approximately 80% of the silicon area on a typical System-on-a-Chip IC. Improvements in the performance of these components, particularly memory, can have a substantial impact on the overall performance of the IC.

     TARGET LEADING SEMICONDUCTOR MANUFACTURERS. The Company focuses on licensing its products to the world's leading semiconductor manufacturers. These manufacturers represent the largest revenue potential for the Company because they utilize the most advanced manufacturing processes, manufacture the largest number of ICs, have the most pressing need for high performance IP components and face the greatest time to market pressures. To date, the Company has licensed its products to many leading semiconductor manufacturers including Chartered, Fujitsu, Hitachi, NEC, NWL, OKI, ST, Siemens, TSMC, Toshiba, UMC Group and VLSI Technology.

     GENERATE REVENUE THROUGH INNOVATIVE BUSINESS MODEL. In late fiscal 1996, the Company began implementation of a royalty based business model that is intended to generate revenue from both license fees and future royalties. All of the new licensees with whom the Company has contracted since August 1996 have agreed to the Company's royalty based model. However, since certain licensees which have previously contracted with the Company based on the older model have resisted conversion to a royalty based model, the Company believes that the introduction of such model can only be described as a limited success. The Company currently generates revenue solely from license fees, but the Company expects to recognize royalty revenue beginning in late fiscal 1999 when the Company's customers that have entered royalty based licenses are expected to begin the manufacture and sale of products incorporating the Company's components. Royalties will be based on per unit sales of ICs and will generally vary in proportion to the silicon area of an IC occupied by the Company's IP components. In order to maximize royalties, the Company primarily licenses its products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grants these manufacturers the right to distribute the Company's IP components to their internal design teams and to fabless semiconductor companies that manufacture at the same facility. As a result, the Company believes its license agreements will facilitate the broad and rapid penetration of the Company's products into multiple designs, and thereby increase potential royalty revenue.

     PROLIFERATE ARTISAN'S IP COMPONENTS THROUGHOUT CUSTOMER DESIGNS. The Company intends to establish itself as the de facto supplier of key IP components across multiple IC designs and new product generations for each customer. By making its components easy to integrate into the customer's design methodologies and supporting both industry standard and proprietary IC design tools, Artisan facilitates the ready inclusion of its IP components in a large number of designs.

     LEVERAGE PRODUCT DEVELOPMENT PROCESS. Artisan has developed a large portfolio of IP building blocks and design tools that allows the Company to develop new products rapidly. As its customer relationships mature, the Company believes that the development time for additional products for a customer will decrease due to the Company's growing base of knowledge and understanding of the customer's manufacturing processes. The Company intends to continue to improve the efficiency of its product development process in order to decrease product delivery time.

     MAINTAIN TECHNOLOGICAL LEADERSHIP. The Company believes that it provides the fastest memory products and the most dense standard cell product currently available in the merchant IP component market. The Company intends to maintain its technological leadership position by continuing to develop a significant portfolio of IP building blocks upon which it can base new generations of products and by making enhancements to existing products. The Company also intends to maintain its expertise in state of the art manufacturing processes by working with customers during their new process development efforts.

PRODUCTS

     Artisan's current family of IP components includes high performance and low power memory, standard cell and I/O components. Initial license fees typically range from $300,000 to $700,000 per component, depending on the amount of customization and the number of design views and models required.

     Artisan's products are developed and delivered using a proprietary methodology that includes a set of design tools, techniques and specific design expertise that the Company calls "Process-Perfect." This methodology ensures that the IP components produced by Artisan are designed to achieve the best combination of performance, power, density and yield for a given manufacturing process. In addition, the Company has created a flexible portfolio of IP building blocks. This portfolio, combined with the Process-Perfect methodology, allows the Company to satisfy its customers' schedule and quality requirements in a cost-effective manner. Artisan's IP components are easily integrated into a variety of customer design methodologies and support industry standard IC design tools, including those from EDA tool vendors such as Cadence Design Systems, Inc. ("Cadence"), Synopsys, Inc. ("Synopsys") and Avant! Corporation ("Avant!"), as well as customers' proprietary IC design tools. To support these various IC design tool environments, each of the Company's products includes a comprehensive set of verified tool models.

     MEMORY PRODUCTS. Artisan's embedded memory products include random access memories ("RAMs"), read only memories ("ROMs") and register files. The Company's High-Speed and Low-Power products include single- and dual-port RAM and ROM products and two- and three-port register files. The Company's embedded memory products are configurable and vary in size to meet the customer's specification. For example, the Company's RAM products will support sizes from 2 to 128 bits wide and from 16 to 8,192 words. All of the Company's memory products include features such as a power down mode, low voltage data retention and fully static operation. In addition, the Company's memory products include built-in test interfaces that support popular test methodologies.

          HIGH-SPEED MEMORY FAMILY. The High-Speed products are designed to achieve speeds in excess of 500 MHz for 0.18m manufacturing processes. The Company achieves this high performance through a combination of proprietary design innovations that include latch based sense amplifiers, high speed row select technology, precise core cell balancing and rapid recovery bitlines.

          LOW-POWER MEMORY FAMILY. The Low-Power products are designed to operate at low power levels to prolong battery life when used in battery-powered electronic systems. The Low-Power products can achieve speeds in excess of 133 MHz for 0.25m manufacturing processes. The Low-Power products achieve low power through a combination of proprietary design innovations that include latch based sense amplifiers, a power efficient banked memory architecture, precise core cell balancing and unique address decoder and driver circuitry.

     STANDARD CELL PRODUCT. Artisan's standard cell product includes over 400 cells optimized for each customer's manufacturing process and IC design tool environment to result in greater density as compared to competitive standard cell products. The Company has recently introduced its SAGE architecture that includes several design improvements to produce smaller silicon areas and better performance. The Company's standard cell product utilizes each customer's proprietary manufacturing process rules, including stacked contact-via, silicided diffusion and local interconnect layers. All functions are available in at least four drive strengths, and the Company's inverters, buffers and three-state drivers are each available in nine drive strengths.

     I/O PRODUCTS. The Company's Integral I/O library includes over 600 standard I/O functions. The Company also offers a wide variety of specialized I/O products that are compatible with industry standard AGP, USB, PCI, GTL and PECL interface specifications and many others. Every I/O product utilizes each customer's proprietary manufacturing process rules, pad pitch and ESD requirements, resulting in superior performance, reliability and manufacturability.

PRODUCT DEVELOPMENT

     The Company has targeted the rapidly growing System-on-a-Chip market with high performance and low power memory, standard cell and I/O products. The ability of the Company to compete in the future will be substantially dependent on its ability to continually create competitive technologies to meet changing market needs. To this end, the Company's engineers are involved in the development of more advanced versions of the Company's products as well as in the development of new products. The Company has assembled a team of highly skilled engineers whose activities are focused on the development of IP components for current and anticipated manufacturing processes. Because of the complexity of these activities, the design and development process at Artisan is a multidisciplinary effort requiring expertise in electronic circuit design, process technology, physical layout, design software, model generation, data analysis and processing and general IC design.

     As of September 30, 1998, Artisan had 54 employees and full-time equivalents in the engineering department. In fiscal 1996, 1997 and 1998, total engineering costs were approximately $2.4 million, $4.8 million and $8.5 million, respectively. Engineering costs are allocated between cost of revenue and product development expense. Engineering efforts devoted to developing products for specific customer projects are recognized as cost of revenue while the balance of engineering costs, incurred for general development of Artisan's technology, is charged to product development. The Company expects that it will continue to invest substantial funds for engineering activities. There can be no assurance that the Company can develop and introduce new technology in a timely fashion or that such new technology will be accepted by the market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results -- New Product Development and Technological Change."

     The Company's customers compete in the semiconductor industry, which is subject to rapid technological change, frequent introductions of new products, short product life cycles, changes in customer demands and requirements and evolving industry standards. Accordingly, the Company's future success will depend on its ability to continue to enhance its existing products and to develop and introduce new products that satisfy increasingly sophisticated customer requirements and that keep pace with new product introductions, emerging manufacturing processes and other technological developments in the semiconductor industry. The development of new manufacturing processes, introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Any failure by the Company to anticipate or respond adequately to changes in manufacturing processes or customer requirements, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of new or enhanced products or that such new or enhanced products will achieve market acceptance. Any delay in release dates of new or enhanced products could materially adversely affect the Company's business, operating results and financial condition. The Company also could be exposed to litigation or claims from its customers in the event that it does not satisfy its delivery commitments. There can be no assurance that any such claim would not have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's customers may be adversely affected by downturns in the demand for semiconductors. A general deterioration in the demand for semiconductors or the financial condition of any of the Company's customers could have a material adverse effect on the Company's business, operating results and financial condition. For example, the Company expects its revenue to be lower than previously anticipated and to incur an operating loss of between $1.0 and $1.5 million in the fiscal quarter ending December 31, 1998 due to the financial and/or business condition of two of its customers and a lower than expected level of new bookings stemming from declines in the demand for semiconductors.

CUSTOMERS

     The Company is focused on licensing its products to manufacturers in the semiconductor market. Many of the world's leading semiconductor manufacturers are among the Company's customers, and since inception the Company has sold its products to over 20 semiconductor manufacturers and fabless semiconductor companies. The following chart identifies all customers that initiated new licenses of IP components from the Company since the beginning of fiscal 1995.

                   SELECTED CUSTOMERS FOR ARTISAN'S PRODUCTS

                       ORIGINAL                                   MANUFACTURING PROCESSES
                       LICENSE                    -------------------------------------------------------
      CUSTOMER           DATE      PRODUCT(S)*    1.0m    0.8m    0.6m    0.5m    0.35m    0.25m    0.18m
      --------         --------    -----------    ----    ----    ----    ----    -----    -----    -----
Analog Devices.......    3/94          SC                          X
ATI**................    8/95       SC, I/O                        X       X        X        X
Chartered............    2/97          M                                            X
DOD..................    4/93          SC          X       X               X
Fujitsu..............    5/96      M, SC, I/O                              X                 X
GEC Plessey..........    7/94          SC                          X                X
Hitachi..............    1/98          M                                                     X
ITT Electronics......    1/97          SC                  X
LSI Logic............    1/95          M                   X       X       X
NEC..................    6/94          M                                   X        X        X
NWL..................    3/98      M, SC, I/O                              X        X+
OKI..................    6/96        M, SC                                 X        X        X
Quickturn............    8/91          M           X                       X
ST...................    3/92          M                                   X        X        X        X
Siemens..............    1/98        M, SC                                                   X
Toshiba..............    8/96          M                                            X
TSMC.................   12/97        M, SC                                                   X        X+
UMC Group............    7/98      M, SC, I/O                                                X+       X+
VLSI Technology......   11/97          M                                                     X

---------------
 * For purposes of this table, "M" refers to memory products, "SC" refers to standard cell products and "I/O" refers to I/O cell products.

** The 0.6m process was licensed in November 1993 by Tseng Labs, the graphics business of which was acquired by ATI in 1997.

 + The Company is currently in the process of completing delivery of an initial product for this manufacturing process.

     The Company has been dependent on a relatively small number of customers for a substantial portion of its annual revenue, although the customers comprising this group have changed from time to time. In fiscal 1996, ATI Technologies, Inc. ("ATI"), ST, OKI and the United States' Department of Defense (the "DOD") accounted for 37%, 20%, 15% and 10% of revenue, respectively. In fiscal 1997, ST, Fujitsu, OKI and NEC accounted for 27%, 24%, 16% and 13% of revenue, respectively. In fiscal 1998, TSMC, OKI and UMC Group accounted for 14%, 11% and 11% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. None of the Company's customers has a written agreement with the Company that obligates it to license additional products, and there can be no assurance that any customer will license IP components from the Company in the future. The loss of one or more of the Company's major customers, or reduced orders by one or more of such customers, could materially adversely affect the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results -- Customer Concentration."

     There can be no assurance that the Company will be successful in continuing to license its products to current customers or in entering into licenses with additional semiconductor manufacturers. The Company faces numerous risks in successfully obtaining orders from customers on terms consistent with the Company's business model including, among others, the lengthy and expensive process of building a relationship with a potential customer before reaching an agreement with such party to license the Company's products; persuading large semiconductor manufacturers to work with, disclose proprietary information to and rely upon, a smaller company, such as the Company; and persuading potential customers to bear certain development costs associated with development of customized components. In addition, there are a relatively limited number of semiconductor manufacturers to which the Company can license its technology in a manner consistent with its business model. The Company also faces significant competition from internal design groups of semiconductor manufacturers as well as other commercial suppliers of IP components. The limited number of semiconductor manufacturers to which the Company can license its products may also have a material adverse effect on the Company's business, operating results and financial condition if any of the Company's customers suffers a deterioration in financial condition or there is a decline in the demand for the semiconductors produced by such manufacturers. For example, the Company expects its revenue to be lower than previously anticipated and to incur an operating loss of between $1.0 and $1.5 million in the fiscal quarter ending December 31, 1998 due to the financial and/or business condition of two of its customers and a lower than expected level of new bookings stemming from declines in the demand for semiconductors. See "-- Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results -- Competition."

SALES, MARKETING AND DISTRIBUTION

     The Company primarily licenses its products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grants these manufacturers the right to distribute its IP components to their internal design teams and to fabless semiconductor companies that manufacture at the same facility. The Company believes its sales, marketing and distribution approach gives it an advantage over its competitors since the Company is able to leverage its customers' sales and marketing organizations and avoid the costs associated with hiring, training and compensating the large sales force necessary to sell directly to each end user customer. As of September 30, 1998, the Company's sales and marketing organization was comprised of 12 sales and 6 marketing employees and full-time equivalents. Additionally, the Company relies in part on a consulting company in Japan to assist its sales efforts in that market.

     A substantial portion of the Company's revenue is derived from customers outside the United States. In fiscal 1996, 1997 and 1998, revenue derived from customers outside the United States, primarily in Asia and Europe, represented 84%, 73% and 84%, respectively, of the Company's revenue. The Company anticipates that international revenue will remain a substantial portion of its revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. In the event that the Company's competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the U.S. dollar, the Company may experience fewer orders from international customers whose business is based primarily on the less expensive currency. During the second half of fiscal 1998, the Company experienced delays in the receipt of orders expected from existing and prospective customers, particularly in Japan. There can be no assurance that the orders deferred by such customers will be placed in the future or at all. There can be no assurance that present or future dislocations with respect to the Asian financial markets will not have a material adverse effect on the Company's business, operating results and financial condition. The Company intends to continue to expand its sales and marketing activities in Asia and Europe. The Company's expansion of its international business involves a number of risks including the impact of possible recessionary environments in economies outside the United States; political and economic instability; exchange rate fluctuations; longer receivables collection periods and greater difficulty in accounts receivable collection from customers; unexpected changes in regulatory requirements; reduced or limited protection for intellectual property rights; export license requirements; tariffs and other trade barriers; and potentially adverse tax consequences. There can be no assurance that the Company will be able to sustain or increase revenue derived from international customers or that the foregoing factors will not have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Factors Affecting Future Operating Results -- Risks Associated with International Customers."

COMPETITION

     The Company's strategy of targeting semiconductor manufacturers that participate in, or may enter, the System-on-a-Chip market requires the Company to compete in intensely competitive markets. Within the merchant segment of the IP market, the Company competes primarily against Aspec Technology, Inc. ("Aspec"), Avant!, Duet Corporation ("Duet"), Mentor Graphics Corporation ("Mentor Graphics") and the Silicon Architects group of Synopsys. In addition, the Company may face competition from consulting firms and companies that typically have operated in the generic library segment of the IP market and that now seek to offer customized IP components as an enhancement to their generic solutions. The Company also faces significant competition from internal design groups of the semiconductor manufacturers that are expanding their portfolio of IP components to participate in the System-on-a-Chip market. These internal design groups compete with the Company for access to the parent's IP component requisitions and may eventually compete with the Company to supply IP components to third parties on a merchant basis. There can be no assurance that internal design groups will not expand their product offerings to compete directly with those of the Company or will not actively seek to participate as merchant vendors in the IP component market by selling to third party semiconductor manufacturers or, if they do, that the Company will be able to compete against them successfully. In addition to competition from companies in the merchant IP component market, the Company faces competition from vendors that supply EDA software tools, including certain of those mentioned above, and there can be no assurance that the Company will be able to compete successfully against them.

     The Company expects competition to increase in the future from existing competitors and from new market entrants with products that may be less costly than the Company's IP components or that may provide better performance or additional features not currently provided by the Company. The Company believes that the principal competitive factors for IP components are speed, power usage, density, quality, reliability and price. The Company believes that, on balance, it competes favorably with respect to the above factors.

     Many of the Company's current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources, greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, certain of the Company's principal competitors offer a single vendor solution, since, in the case of EDA companies, they maintain their own EDA design tools and IP component libraries, or, in the case of internal design groups, they provide IP components developed to utilize the qualities of a given manufacturing process, and may therefore benefit from certain capacity, cost and technical advantages. The Company's ability to compete successfully in the emerging market for IP components will depend upon certain factors, many of which are beyond the Company's control including, but not limited to, success in designing new products; implementing new designs at smaller process geometries; access to adequate EDA tools (many of which are licensed from the Company's current or potential competitors); the price, quality and timing of new product introductions by the Company and its competitors; the emergence of new IP component interchangeability standards; the widespread licensing of IP components by semiconductor manufacturers or their design groups to third party manufacturers; the ability of the Company to protect its intellectual property; market acceptance of the Company's IP components; success of competitive products; market acceptance of products using System-on-a-Chip ICs; and industry and general economic conditions. There can be no assurance that the Company will be able to compete successfully in the emerging merchant IP component market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results -- Competition."

PATENTS AND INTELLECTUAL PROPERTY PROTECTION

     The Company relies primarily on a combination of nondisclosure agreements and other contractual provisions and patent, trademark, trade secret, and copyright law to protect its proprietary rights. The Company has an active program to protect its proprietary technology through the filing of patents. As of September 30, 1998, the Company had applications for 14 patents on file with the United States Patent and Trademark Office (the "USPTO"). To date, the USPTO has issued notices of allowance with respect to two patent applications relating to reducing power consumption and increasing the speed of the Company's memory products. There can be no assurance, however, that such patents will actually be issued. As of September 30, 1998, the Company had no filings for foreign patents, but the Company intends to file such foreign patent applications as appropriate in the future. The Company has filed 11 applications under the Patent Cooperation Treaty relating to 11 patents previously filed with the USPTO. There can be no assurance that the Company's pending patent applications will be approved, that any issued patents will protect the Company's intellectual property or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued to the Company.

     The Company also relies on trademark and trade secret laws to protect its intellectual property. The Company protects its trade secrets and other proprietary information through confidentiality agreements with its employees and customers and other security measures. Despite these efforts, there can be no assurance that others will not gain access to the Company's trade secrets, that such trade secrets will not be independently discovered by competitors or that the Company can meaningfully protect its intellectual property. In addition, effective trade secret protection may be unavailable or limited in certain foreign countries. Although the Company intends to protect its rights vigorously, there can be no assurance that such measures will be successful.

     Failure of the Company to enforce its patents, trademarks or copyrights or to protect its trade secrets could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. From time to time, third parties, including competitors of the Company, may assert patent, copyright and other intellectual property rights to technologies that are important to the Company. There can be no assurance that third parties will not assert infringement claims against the Company in the future, that assertions by third parties will not result in costly litigation or that the Company would prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of the outcome, could result in substantial cost and would divert resources of the Company. Any infringement claim or other litigation against or by the Company could materially adversely affect the Company's business, operating results and financial condition.

     In addition, there can be no assurance that competitors of the Company, many of which have substantial resources and have made significant investments in competing technologies, do not have, or will not seek to apply for and obtain, patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets. There can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation or interference proceedings declared by the USPTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Any such suit or proceeding involving the Company could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results -- Risks Associated with Protection of Intellectual Property."

EMPLOYEES

     As of September 30, 1998, the Company had 86 employees and full-time equivalents. Of this total, 54 were in engineering, 18 were in sales and marketing and 14 were in finance and administration. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with employees are good.

     The Company's success depends in large part on the continued contributions of its key management, engineering, sales and marketing personnel, many of whom are highly skilled and would be difficult to replace. None of the Company's senior management or key technical personnel are bound by an employment contract. In addition, the Company does not currently maintain key man life insurance covering its key personnel. The

Company believes that its success depends to a significant extent on the ability of its management to operate effectively, both individually and as a group. The Company must also attract and retain highly skilled managerial, engineering, sales and marketing and finance personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could have a material adverse effect on the Company's business, operating results and financial condition.

EXECUTIVE OFFICERS

     The executive officers of the Company, their positions and their ages (as of September 30, 1998) are as follows:

        NAME           AGE                         POSITION
        ----           ---                         --------
Mark R. Templeton....  39     President, Chief Executive Officer and Director
Scott T. Becker......  38     Chief Technical Officer and Director
                              Vice President, Finance and Chief Financial
Robert D. Selvi......  42     Officer
Larry J. Fagg........  52     Vice President, Worldwide Sales
Dhrumil Gandhi.......  41     Vice President, Engineering
Jeffrey A. Lewis.....  38     Vice President, Marketing

     Mark R. Templeton has served as President, Chief Executive Officer and a director of the Company since April 1991 when he co-founded the Company. From April 1990 to March 1991, Mr. Templeton was director of the Custom IC Design Group at Mentor Graphics, an EDA company. From October 1984 to March 1990, he held a variety of positions with Silicon Compilers Systems Corporation ("Silicon Compilers"), an EDA company, with the last position being Director of the Custom IC Design Group. Mr. Templeton received a B.S.E.E. from Boston University.

     Scott T. Becker has served as Chief Technical Officer and a director of the Company since April 1991 when he co-founded the Company. From April 1990 to April 1991, he was the manager of the library development group at the IC Division of Mentor Graphics. From May 1985 to April 1990, he was responsible for library development at Silicon Compilers. Mr. Becker received a B.S.E.E. from the University of Illinois and an M.S.E.E. from Santa Clara University.

     Robert D. Selvi has served as Vice President, Finance and Chief Financial Officer of the Company since June 1997. From May 1995 until May 1997, Mr. Selvi served as Vice President and Chief Financial Officer of Cooper & Chyan Technology, Inc., an EDA company. From February 1992 to April 1995, he served as Senior Vice President, Operations and Finance and Chief Financial Officer of Claris Corp., a software subsidiary of Apple Computer, Inc. ("Apple"), a computer hardware and software company. From October 1982 to January 1992, Mr. Selvi served in a variety of managerial capacities at Apple, including, among others, Senior Manager of Corporate Development, Assistant Treasurer and Manager of Financial Services. Mr. Selvi received a B.S. in Finance and an M.B.A. from Santa Clara University.

     Larry J. Fagg has served as Vice President of Worldwide Sales of the Company since August 1997. From May 1995 to August 1997, he served as Director, North American Sales at the Silicon Architects group of Synopsys, an EDA company. From May 1994 to May 1995, he served as Vice President of North American Sales at CrossCheck Technology, Inc., an EDA company. From December 1988 to May 1994, he served as Vice President, Strategic Alliances of Cadence, an EDA company.

     Dhrumil Gandhi has served as Vice President of Engineering of the Company since May 1993. From July 1983 to May 1993, he served as Senior Manager for Advanced ASIC Design Systems at Mentor Graphics. He received a B.S.E.E. from the Indian Institute of Technology and an M.S.E.E. from the California Institute of Technology.

     Jeffrey A. Lewis has served as Vice President of Marketing of the Company since September 1996. From August 1994 to September 1996, he served in several managerial capacities at Compass Design Automation,

Inc. ("Compass"), an EDA company, the most recent of which was Vice President of Corporate Marketing. Prior to joining Compass, from April 1992 to August 1994, Mr. Lewis was Director of Marketing at Redwood Design Automation, Inc., an EDA company. Mr. Lewis received a B.S.E.E., a B.A. in Economics and an M.B.A., all from the University of California, Berkeley.

ITEM 2. PROPERTIES

     The Company's executive, administrative and technical offices currently occupy 32,660 square feet in Sunnyvale, California, under a lease that expires in 2004. The Company sublets to a third party the 16,797 square foot space it formerly occupied in San Jose, California. The lease on the San Jose space expires in 2001. The Company believes that its existing facilities are adequate to meet its current needs but that it may need to seek additional space in the future. The Company believes that suitable additional space will be available on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock has been quoted on the Nasdaq National Market under the symbol "ARTI" since the Company's initial public offering on February 3, 1998. Prior to such time, there was no public market for the Common Stock of the Company. The following table sets forth for the periods indicated the high and low sale prices per share of the Common Stock as reported on the Nasdaq National Market.

                                                               HIGH       LOW
                                                              -------   -------
Fiscal Year 1998
  Second Quarter (from February 3, 1998)....................  $20.250   $15.250
  Third Quarter.............................................  $23.375   $11.875
  Fourth Quarter............................................  $15.500   $ 6.500

     On December 18, 1998, the reported last sale price of the Common Stock on the Nasdaq National Market was $5.0625 per share. As of September 30, 1998, there were approximately 153 stockholders of record of the Common Stock.

DIVIDEND POLICY

     Since March 1996, when the Company converted to a C corporation from a subchapter S corporation, the Company has not declared or paid any cash dividends on its Common Stock or other securities. The Company presently intends to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

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

     Of the $30,150,000 in aggregate proceeds raised by the Company in connection with the February 1998 offering, (i) approximately $2,110,500 was paid to the underwriters in connection with underwriting discounts, and (ii) approximately $954,000 was paid by the Company in connection with offering expenses, including legal, printing, and filing fees. The Company did not receive any of the proceeds of or pay the underwriting discount in connection with the shares sold by the selling stockholders. There were no direct or indirect payments to directors or officers of the Company or any other person or entity. None of the offering proceeds have been used for the construction of plant, building or facilities or the purchase or installation of machinery or equipment or for purchases of real estate or the acquisition of other businesses. The Company is currently investing the net offering proceeds for future use as additional working capital. Such net proceeds have been invested in short-term, interest-bearing, investment grade securities. A portion of the net proceeds may be used for the acquisition of technologies, businesses or products that are complementary to those of the Company.

RECENT SALES OF UNREGISTERED SECURITIES

     Between June 30, 1998 and October 1, 1998, the Company issued 10,206 shares of unregistered common stock upon the exercise of outstanding options to eight employees at an average exercise price of $0.92 per share. The sale of the above securities was deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. Each recipient had adequate access, through his or her relationship with the Company, to information about the Company.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of September 30, 1997 and 1998 and the statement of operations data for the fiscal years ended September 30, 1996, 1997 and 1998 are derived from the financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of September 30, 1995 and 1996 and the statement of operations data for the fiscal year ended September 30, 1995 are derived from the financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, not included in this Annual Report on Form 10-K. The balance sheet data as of September 30, 1994 and the statement of operations data for the fiscal year ended September 30, 1994 are derived from unaudited financial statements not included in this Annual Report on Form 10-K. All unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for such periods. Historical results are not necessarily indicative of results to be expected in the future.

                                                                YEAR ENDED SEPTEMBER 30,
                                                       1994        1995     1996     1997     1998
                                                    -----------   ------   ------   ------   -------
                                                    (UNAUDITED)
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue...........................................    $2,768      $2,718   $4,147   $8,912   $16,568
Costs and expenses:
  Cost of revenue.................................       910         984    1,280    2,855     4,962
  Product development.............................       847       1,044    1,080    1,955     3,580
  Sales and marketing.............................       314         272      603    2,019     4,030
  General and administrative......................       304         415      611    1,340     1,922
                                                      ------      ------   ------   ------   -------
          Total cost and expenses.................     2,375       2,715    3,574    8,169    14,494
                                                      ------      ------   ------   ------   -------
Operating income..................................       393           3      573      743     2,074
Other income (expense), net.......................        (3)         --       96      297     1,175
                                                      ------      ------   ------   ------   -------
Income before provision for income taxes..........       390           3      669    1,040     3,249
Provision for income taxes........................        --          36      137      356       923
                                                      ------      ------   ------   ------   -------
Net income (loss).................................    $  390      $  (33)  $  532   $  684   $ 2,326
                                                      ======      ======   ======   ======   =======
Diluted earnings per share (historical)(1)........                                  $ 0.07   $  0.18
                                                                                    ======   =======
Pro forma net income data (unaudited)(2):
  Pro forma net income............................    $  274      $   21   $  409
                                                      ======      ======   ======
  Diluted earnings per share (pro forma)(1).......    $ 0.05      $ 0.00   $ 0.06
                                                      ======      ======   ======
Shares used in computing diluted earnings per
  share(1)........................................     5,832       5,018    7,010    9,657    12,917
                                                      ======      ======   ======   ======   =======

                                                                     SEPTEMBER 30,
                                                    ------------------------------------------------
                                                       1994        1995     1996     1997     1998
                                                    -----------   ------   ------   ------   -------
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities......................................    $   80      $    6   $2,958   $4,554   $47,204
Working capital...................................       450         141    2,268    4,352    49,874
Total assets......................................     2,524       1,261    5,172   12,011    59,489
Long term liabilities, net of current
  portion(3)......................................        --          --       15       49       218
Total stockholders' equity........................       586         410    4,292    9,348    55,539

---------------
(1) For an explanation of net income (loss) per share and shares used in per share calculations, see Notes 2 and 14 of the Notes to Financial Statements included elsewhere in this Annual Report on Form 10-K.

(2) Prior to March 1996, the Company was a subchapter S corporation and, therefore, was not subject to entity level taxation. Pro forma net income includes pro forma tax expense as if the Company were taxed as a C corporation from fiscal 1994 to 1996.

(3) Long term liabilities consist of deferred rent and deferred revenue. See
    Note 8 of the Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements. The forward looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. For a more detailed discussion of these and other business risks, see "-- Factors Affecting Future Operating Results."

OVERVIEW

     Artisan is a leading developer of high performance, low power and high density embedded memory and other IP components for the design and manufacture of complex ICs. The Company licenses its products to semiconductor manufacturers and fabless semiconductor companies for the design of ICs used in complex, high volume applications, such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations.

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

     Currently, license fees represent substantially all of revenue. Beginning in late fiscal 1996, however, the Company began implementation of a royalty based business model that is intended to generate revenue from both license fees and future royalties. Royalties will be based on per unit sales of ICs and will generally vary in proportion to the silicon area of an IC occupied by the Company's IP components. To date, the Company has received no royalty revenue, and it does not anticipate receiving any until late fiscal 1999 due to the typical length of time required for the Company to design a component for a customer and for such customer to design, manufacture and bring to market a product incorporating such component. There can be no assurance that the Company will be successful in expanding the number of royalty bearing contracts with customers. The Company generally licenses its products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grants these manufacturers the right to distribute the Company's IP components to their internal design teams and to fabless semiconductor companies that manufacture at the same facility. Given that Artisan provides its products early in the customer's IC design process, there will be a significant delay between the delivery of a product and the generation of royalty revenue. There can be no assurance that the Company will receive any royalty revenue or that, if it does, the amount will be significant.

     The Company has been dependent on a relatively small number of customers for a substantial portion of its annual revenue, although the customers comprising this group have changed from time to time. In fiscal 1996, ATI, ST, OKI and the DOD accounted for 37%, 20%, 15% and 10% of revenue, respectively. In fiscal 1997, ST, Fujitsu, OKI and NEC accounted for 27%, 24%, 16% and 13% of revenue, respectively. In fiscal

1998, TSMC, OKI and UMC Group accounted for 14%, 11% and 11% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. The limited number of semiconductor manufacturers to which the Company can license its products may also have a material adverse effect on the Company's business, operating results and financial condition if any of the Company's customers suffers a deterioration in financial condition or there is a decline in the demand for the semiconductors produced by such manufacturers. For example, on December 16, 1998, the Company announced that it expects revenue in the fiscal quarter ending December 31, 1998 to be lower than industry analysts' expectations and to range from $2.7 million to $3.3 million for the quarter. The Company also announced that it expected to incur an operating loss of $1.0 million to $1.5 million for the quarter ending December 31, 1998. The decline in revenue and operating loss are the result of project delays due to the financial and/or business condition of two of the Company's customers and the decline in new bookings stemming from a decline in the demand for semiconductors. There can be no assurance that the expected bookings will occur in the future or at all. In addition, the Company's business, operating results and financial condition may be materially adversely affected if the aforementioned project delays continue and/or new bookings fail to materialize.

     A substantial portion of the Company's revenue is derived from customers outside the United States. In fiscal 1996, 1997 and 1998, revenue from customers outside the United States, primarily in Asia and Europe, represented approximately 84%, 73% and 84%, respectively of the Company's revenue. The Company anticipates that international revenue will remain a substantial portion of its revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars.

     The Company derives substantially all of its revenue from sales of its memory and standard cell products that together accounted for 79%, 94% and 94% of revenue in fiscal 1996, 1997 and 1998, respectively. The Company expects that memory products, in combination with standard cell products, will continue to account for a substantial portion of the Company's revenue for the foreseeable future. There can be no assurance that the Company will continue to derive revenue from memory or standard cell products and a decline in revenue from such products would have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend in significant part on the successful development, introduction and customer acceptance of new products.

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

     In connection with the grant of options for the purchase 96,200 shares of Common Stock to employees during the period from December 1996 through March 1997, the Company recorded aggregate deferred compensation of approximately $198,000, representing the difference between the deemed fair value of the

Common Stock and the option exercise price at the date of grant. Such deferred compensation is amortized over the vesting period relating to the options, of which approximately $41,000 and approximately $48,000 were amortized during fiscal 1997 and 1998, respectively. All of such amounts were recorded in product development expenses. In addition, the amortization will result in charges over the next 10 quarters aggregating approximately $12,000 per quarter, all of which will be recorded in product development expenses.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statements of operations data as a percentage of revenue:

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1996      1997      1998
                                                              ------    ------    ------
Revenue.....................................................  100.0%    100.0%    100.0%
Costs and expenses:
  Cost of revenue...........................................   30.9      32.0      30.0
  Product development.......................................   26.0      22.0      21.6
  Sales and marketing.......................................   14.6      22.7      24.3
  General and administrative................................   14.7      15.0      11.6
                                                              -----     -----     -----
          Total cost and expenses...........................   86.2      91.7      87.5
                                                              -----     -----     -----
Operating income............................................   13.8       8.3      12.5
Other income, net...........................................    2.3       3.3       7.1
                                                              -----     -----     -----
Income before provision for income taxes....................   16.1      11.6      19.6
Provision for income taxes..................................    3.3       4.0       5.6
                                                              -----     -----     -----
Net income (loss)...........................................   12.8%      7.6%     14.0%
                                                              =====     =====     =====
Pro forma net income data:
  Income before provision for income taxes..................   16.1%
  Pro forma income tax benefit (expense)....................   (6.3)
                                                              -----
  Pro forma net income......................................    9.8%
                                                              =====

  YEARS ENDED SEPTEMBER 30, 1997 AND 1998

  Revenue

     Revenue increased by 85.9% from $8.9 million in fiscal 1997 to $16.6 million in fiscal 1998. The growth in revenue in fiscal 1998 as compared with fiscal 1997 was primarily attributable to increased licensing of the Company's memory, standard cell and I/O products. The Company does not expect that the rate of growth of its revenues will be sustained in fiscal 1999 due to deterioration in the demand for semiconductors generally, leading to a decline in new bookings, and delays in current bookings due to the financial and/or business condition of two of its customers.

  Cost and Expenses

     Engineering costs are allocated between cost of revenue and product development expenses. Engineering efforts devoted to developing products for specific customer projects are recognized as cost of revenue. The balance of engineering costs, incurred for general development of Artisan's technology, is charged to product development. Engineering costs are generally charged as incurred and do not necessarily correspond to the recognition of revenue under related contracts. Engineering costs increased by 77.6% from $4.8 million in fiscal 1997 to $8.5 million in fiscal 1998. Engineering costs as a percentage of revenue declined from 54.0% in fiscal 1997 to 51.6% for fiscal 1998. The absolute dollar increase in engineering costs in fiscal 1998, as compared with fiscal 1997, was primarily due to an increase in engineering personnel and, to a lesser extent, purchases of computer equipment, software tools and networking infrastructure and equipment.

          Cost of Revenue. Cost of revenue increased by 73.8% from $2.9 million in 1997 to $5.0 million in fiscal 1998. Cost of revenue as a percentage of revenue was 32.0% and 30.0% in fiscal 1997 and fiscal 1998, respectively. The absolute dollar increase in cost of revenue in fiscal 1998, as compared with fiscal 1997, was due to increases in headcount and costs related to consulting with and delivering product to a growing customer base.

          Product Development Expenses. Product development expenses increased by 83.1% from $2.0 million in fiscal 1997 to $3.6 million in fiscal 1998. Product development expenses as a percentage of revenue declined from 22.0% to 21.6% in fiscal 1997 and fiscal 1998, respectively. The absolute dollar increase in product development expenses in fiscal 1998, as compared with fiscal 1997, was attributable to an increase in engineering personnel and, to a lesser extent, purchases of computer equipment, software tools and networking infrastructure and equipment. The Company expects that product development expenses will continue to increase in absolute dollars. Whether such expenses increase or decrease as a percentage of revenue will be substantially dependent upon the rate of change of the Company's revenue.

          Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Costs of pre-sale customer support are also charged to sales and marketing. Sales and marketing expenses increased by 99.6% from $2.0 million in fiscal 1997 to $4.0 million in fiscal 1998. Sales and marketing expense as a percentage of revenue increased from 22.7% in fiscal 1997 to 24.3% in fiscal 1998. The increase in absolute dollars in sales and marketing expenses in fiscal 1998, as compared with fiscal 1997, was primarily attributable to increases in sales and marketing headcount and commissions expense to support an expanded customer coverage model. The Company expects sales and marketing expenses to increase in absolute dollars in the future as the Company increases headcount to expand account coverage and provide increased customer support. The rate of increase of, and the percentage of revenue represented by, sales and marketing expenses in the future will vary from period to period based on the trade show, advertising, promotional and other sales and marketing activities undertaken, the change in sales and marketing headcount in any given period and the rate of change in the Company's revenue.

          General and Administrative Expenses. General and administrative expenses increased by 43.4% from $1.3 million in fiscal 1997 to $1.9 million in fiscal 1998. As a percentage of revenue, general and administrative expenses decreased from 15.0% to 11.6% in fiscal 1997 and fiscal 1998, respectively. The absolute dollar increases in general and administrative expenses in fiscal 1998, as compared with fiscal 1997, were primarily due to increases in the number of general and administrative personnel and increases in professional services fees. The Company expects general and administrative expenses to grow in absolute dollars in future periods as the Company expands its operations and as a result of expenses associated with being a public company. The rate of increase of and the percentage of revenue represented by general and administrative expenses in the future will depend on the rate of change of the Company's revenue.

  Other Income

     Other income increased by 295.6% from $297,000 in fiscal 1997 to $1.2 million in fiscal 1998. Other income as a percentage of revenue increased from 3.3% to 7.1% in fiscal 1997 and fiscal 1998, respectively. The growth in other income in fiscal 1998, as compared with fiscal 1997, primarily reflects interest income earned on the proceeds from the Company's initial public offering and secondary public offering which were completed in February 1998 and April 1998, respectively.

  Income Taxes

     The provision for income taxes was $356,000 and $923,000 in fiscal 1997 and fiscal 1998, respectively. The effective tax rate decreased to 28.4% in fiscal 1998, as compared with 34.2% in fiscal 1997. The change in effective tax rate for the respective periods was primarily due to the Company investing the proceeds from its initial public offering and follow-on public offering in securities that are exempt from federal taxation.

  YEARS ENDED SEPTEMBER 30, 1996 AND 1997

  Revenue

     Revenue increased by 114.9% from $4.1 million in fiscal 1996 to $8.9 million in fiscal 1997. The growth in revenue in fiscal 1997 resulted primarily from increases in the number of licenses of, and prices for, the Company's memory products and, to a lesser extent, from increases in the number of licenses of, and prices for, standard cell products. The increase in the number of licenses for memory products in fiscal 1997 corresponded to the introduction of new products.

  Cost and Expenses

     Engineering costs increased by 103.8% from $2.4 million in fiscal 1996 to $4.8 million in fiscal 1997. Engineering costs as a percentage of revenue were 56.9% and 54.0% for fiscal 1996 and 1997, respectively. The growth in engineering costs was due primarily to an increase in engineering personnel, and the decrease as a percentage of revenue stemmed from revenue growth in excess of the growth in engineering expenses.

          Cost of Revenue. Cost of revenue increased by 123.0% from $1.3 million in fiscal 1996 to $2.9 million in fiscal 1997. As a percent of revenue, cost of revenue was 30.9% and 32.0% in fiscal 1996 and 1997, respectively. The growth in cost of revenue in 1997 was due to increases in headcount and in costs related to consulting with and developing products for a growing customer base.

          Product Development Expenses. Product development expenses increased by 81.0% from $1.1 million in fiscal 1996 to $2.0 million in fiscal 1997. Product development expenses as a percentage of revenue were 26.0% and 22.0% in fiscal 1996 and 1997, respectively. The increase in absolute dollars from fiscal 1996 to fiscal 1997 was attributable to increased headcount and infrastructure investments, including workstations and EDA tool purchases necessary for the development of a new generation of high speed memory products and enhancements to the Company's standard cell product. The decrease in product development expense as a percentage of revenue was primarily the result of the growth in revenue.

          Sales and Marketing Expenses. Sales and marketing expenses increased by 234.8% from $603,000 in fiscal 1996 to $2.0 million in fiscal 1997. Sales and marketing expenses as a percentage of revenue were 14.6% and 22.7% in fiscal 1996 and 1997, respectively. The growth in sales and marketing expenses in absolute dollars was primarily attributable to increased trade show participation and headcount as well as advertising and costs associated with the Company's name change in March 1997. The increase in sales and marketing expense as a percentage of revenue was due to expense growth in this category which exceeded the growth of revenue.

          General and Administrative Expenses. General and administrative expenses increased by 119.3% from $611,000 in fiscal 1996 to $1.3 million in fiscal 1997. General and administrative expenses as a percentage of revenue were 14.7% and 15.0% in fiscal 1996 and 1997, respectively. The growth in general and administrative expenses was the result of increases in headcount and in legal, accounting and other professional expenses.

  Other Income

     Other income increased by 209.4% from $96,000 in fiscal 1996 to $297,000 in fiscal 1997. Other income as a percentage of revenue was 2.3% and 3.3% in fiscal 1996 and 1997, respectively. The growth in other income in fiscal 1997 reflected interest income earned on the proceeds of the Company's Series B Preferred Stock financing in December 1996.

  Income Taxes

     The provision for income taxes was $137,000 and $356,000 in fiscal 1996 and 1997, respectively. The Company's effective tax rate was 34.2% in fiscal 1997. Prior to March 1996, the Company was a subchapter S corporation and, therefore, was not subject to entity level taxation. In March 1996, the Company converted to a C corporation and thereafter has been a cash basis taxpayer for federal and state income tax purposes. Pro forma net income includes pro forma tax expense as if the Company were taxed as a C corporation in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily from license revenue received from inception to September 30, 1998, the net proceeds of $27.1 million from its February 1998 initial public offering of Common Stock, the net proceeds of $15.8 million from its April 1998 secondary offering of Common Stock and, to a lesser extent, the proceeds of approximately $7.7 million from the sale of Preferred Stock and a warrant.

     The Company's operating activities provided net cash of $566,000, $757,000 and $1.9 million in fiscal 1996, 1997 and 1998, respectively. Net cash provided by operating activities in fiscal 1996, 1997 and 1998 was due primarily to net income plus depreciation and amortization offset by contract receivables and prepaid expenses and other assets.

     Net cash used in investing activities was $3.0 million, $4.6 million and $10.2 million in fiscal 1996, 1997 and 1998, respectively. Investing activities have consisted primarily of net purchases of marketable securities and purchases of property and equipment. See Notes 5 and 6 of the Notes to Financial Statements.

     Net cash provided by financing activities was $3.2 million, $4.2 million and $43.8 million in fiscal 1996, 1997 and 1998, respectively. In fiscal 1996 and 1997, financing activities consisted primarily of sales of Preferred Stock partially offset, in 1996, by payments on the Company's line of credit. In fiscal 1998, financing activities consisted primarily of sales of the Company's Common Stock in its initial public offering and secondary public offering.

     As of September 30, 1998, the Company had cash, cash equivalents and current marketable securities of $47.2 million. As of September 30, 1998, the Company had retained earnings of $3.3 million and working capital of $50.0 million that includes the current portion of deferred revenue of $1.1 million. The Company anticipates spending at least $451,000 for office lease payments and approximately $4.9 million for capital expenditures over the next 12 months.

     The Company intends to continue to invest heavily in the development of new products and enhancements to its existing products. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license revenue, available borrowings under line of credit arrangements and other factors. The Company believes that the Company's current cash and investment balances and any cash generated from operations and from available or future debt financing will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. However, from time to time, the Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, operating results and financial condition. See "-- Factors Affecting Future Operating
Results -- Future Capital Needs; Uncertainty of Additional Funding."

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not require a specific format for the financial statement but requires the Company to display an amount representing total comprehensive income for the period in the financial statement. SFAS No. 130 is effective for the Company's 1999 fiscal year that commenced October 1, 1998. The Company is currently studying the impact of this pronouncement.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for the Company's 1999 fiscal year that commenced October 1, 1998. The Company is currently studying the impact of this pronouncement.

     In March 1998, the Accounting Standards Executive Committee issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The adoption of SOP 98-1 is not expected to have a material impact on the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company places its investments with high credit issuers and by policy limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk.

     The Company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

     The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at September 30, 1998. All investments mature in one year or less.

                                                                           AVERAGE RATE OF
                                                                              RETURN AT
                                                        CARRYING VALUE    SEPTEMBER 30, 1998
                                                        --------------    ------------------
                                                        (IN THOUSANDS)       (ANNUALIZED)
INVESTMENT SECURITIES:
Cash equivalents -- variable rate.....................     $ 2,205               3.10%
Money market funds -- variable rate...................         145               1.73%
Short-term investments -- fixed rate..................      44,854               3.76%
                                                           -------
          Total investment securities.................     $47,204
                                                           =======

YEAR 2000 READINESS

     The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company is currently reviewing its products and its internal use systems and software in order to identify and modify those products, systems and software that are not Year 2000 compliant. The costs associated with this review effort are not incremental to the Company and represent a reallocation of existing resources. Additionally, in the normal course of business, the Company has made capital investments in certain third party software and hardware systems to address its operational needs.

These systems, which are intended to improve efficiency and productivity, have been certified Year 2000 compliant by the respective vendors and have been or will be installed by July 31, 1999. To date, all of these capital projects were part of the Company's capital plan and their timing was not accelerated as a result of the Year 2000 issue. Total estimated expenditures related to these capital projects for fiscal 1998 were $1.5 million. While the Company believes it has made substantial progress in resolving all identified Year 2000 issues, additional testing is planned during fiscal 1999 to reasonably ensure Year 2000 readiness. Irrespective of the outcome of such testing, the Company believes it will be able to continue to conduct its business, possibly at reduced volume, using its existing Year 2000 compliant systems and software until any remaining Year 2000 issues have been resolved. The Company is also reviewing its building and utility systems (heat, light, phones, etc.) for the impact of the Year 2000 issue. Many of these systems are Year 2000 ready. Although there can be no assurance that the Company will be able to complete any required modifications prior to the year 2000, that unanticipated events will not occur, or that the Company will be able to identify any remaining Year 2000 issues before problems manifest themselves, it is management's belief that the Company is taking adequate action to address all related issues. Management does not expect the financial impact of Year 2000 compliance to be material to the Company's financial position, results of operations or cash flows.

     The Company has begun to conduct an analysis to determine the extent to which its major suppliers' systems (insofar as they relate to the Company's business) are subject to the Year 2000 issue. The Company is currently unable to predict the extent to which the Year 2000 issue will affect its suppliers or the extent to which it would be vulnerable to its suppliers' failure to remediate any Year 2000 issues on a timely basis. The failure of a major supplier to convert its systems on a timely basis to those that are Year 2000 compliant or a conversion that is incompatible with the Company's systems could have a material adverse effect on the business, financial condition or results of operations of the Company.

     The Company's products work in combination with semiconductor designs and planning tools in environments developed by other vendors and interact with other operating environments. It is likely that, commencing in the year 2000, the functionality of certain operating environments will be adversely affected when one or more component products of the environment is unable to process four-digit characters representing years and, therefore, the operating environment would not be Year 2000 compliant. There can be no assurance that the Company's fully compliant products will be able to function properly when integrated with other vendors' noncompliant component products. Nor can there be any assurance that the failure of certain operating environments with which the Company's products work in combination will not have a material adverse effect on the business, financial condition or results of operation of the Company.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     Fluctuations in Operating Results. The Company's operating results have fluctuated in the past as a result of a number of factors including the relatively large size and small number of customer orders during a given period; the timing of customer orders; delays in the design process due to changes by a customer to its order after it is placed; the Company's ability to achieve progress on percentage of completion contracts; the length of the Company's sales cycle; the Company's ability to develop, introduce and market new products and product enhancements; the timing of new product announcements and introductions by the Company and its competitors; market acceptance of the Company's products; the demand for semiconductors and end user products that incorporate semiconductors; and general economic conditions. The Company's future operating results may fluctuate from quarter to quarter and on an annual basis as a result of these and other factors, in particular the relatively large size and small number of customer orders during a given period and the rate of royalties recognized in a given period. Accordingly, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially. The limited number of semiconductor manufacturers to which the Company can license its products may also have a material adverse effect on the Company's business, operating results and financial condition if any of the Company's customers suffers a deterioration in financial condition or there is a decline in the demand for the semiconductors produced by such manufacturers. For example, on December 16, 1998, the Company announced that it expects revenue in the fiscal quarter ending December 31, 1998 to be lower than industry analysts' expectations and to range from $2.7 million to $3.3 million for the quarter. The Company also announced that it expected to incur an operating loss of $1.0 million to $1.5 million for the quarter ending December 31, 1998. The decline in revenue and operating loss are the result of project delays due to the financial and/or business condition of two of the Company's customers and the decline in new bookings stemming from a decline in the demand for semiconductors. There can be no assurance that the expected bookings will occur in the future or at all. In addition, the Company's business, operating results and financial condition may be materially adversely affected if the aforementioned project delays continue and/or new bookings fail to materialize.

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

     The Company's sales cycle can be lengthy and is subject to a number of risks over which the Company has little or no control. As a result of the significant dollar amounts represented by a single customer order, the timing of the receipt of an order can have a significant impact on the Company's revenue for a particular period. In addition, because the Company's revenue is concentrated among a small number of customers, a decline or a delay in the recognition of revenue from one customer in a period may cause the Company's business, operating results and financial condition in such period to be materially adversely affected and may lead to significant fluctuations from quarter to quarter. Any significant or ongoing failure to obtain new orders from customers or to collect outstanding accounts receivable would have a material adverse effect on the Company's business, operating results and financial condition. The Company does not expect that the rate of growth of its revenues will be sustained in fiscal 1999 due to deterioration in the demand for semiconductors generally, leading to a decline in new bookings, and delays in current bookings due to the financial and/or business condition of two of its customers.

     To date, a substantial majority of the Company's revenue has been recognized on a percentage of completion method. Provisions for estimated losses on the uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. As the completion period ranges from three to six months, the revenue in any quarter is dependent on the Company's progress toward completion of the project. There can be no assurance that the Company's estimates will be accurate, and, in the event they are not, the Company's business, operating results and financial condition in subsequent periods could be materially adversely affected. From time to time, the Company experiences delays in the progress of certain projects, and there can be no assurance that such delays will not occur in the future. Any delay or failure to achieve such progress could result in damage to customer relationships and the Company's reputation, under-utilization of engineering resources or a delay in the market acceptance of the Company's products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's contracts with customers generally may be canceled without cause, and, if a customer cancels or delays performance under any such contracts, the Company's business, operating results and financial condition could be materially adversely affected. See "-- Results of Operations."

     Dependence on Emergence of Merchant IP Component Market and Broad Market Acceptance of the Company's Products. The market for merchant IP components has only recently begun to emerge. The Company's ability to achieve sustained revenue growth and profitability in the future will depend on the continued development of this market and, to a large extent, on the demand for System-on-a-Chip ICs. There can be no assurance that the merchant IP component and System-on-a-Chip markets will continue to develop or grow at a rate sufficient to support the Company's business. If either of these markets fails to grow or develops slower than expected, the Company's business, operating results and financial condition would be materially adversely affected. To date, the Company's IP products have been licensed only by a limited number of customers. The vast majority of the Company's existing and potential customers currently rely on components developed internally and/or by other vendors. The Company's future growth, if any, is dependent on the adoption of, and increased reliance on, merchant IP components by both existing and potential customers. Moreover, if the Company's products do not achieve broad market acceptance, the Company's business, operating results and financial condition would be materially adversely affected.

     Competition. The Company's strategy of targeting semiconductor manufacturers that participate in, or may enter, the System-on-a-Chip market requires the Company to compete in intensely competitive markets. Within the merchant segment of the IP component market, the Company competes primarily against Aspec, Avant!, Duet, Mentor Graphics and the Silicon Architects division of Synopsys. In addition, the Company may face competition from consulting firms and companies that typically have operated in the generic library segment of the IP market and that now seek to offer customized IP components as enhancements to their generic solutions. The Company also faces significant competition from the internal design groups of the semiconductor manufacturers that are expanding their manufacturing capabilities and portfolio of IP components to participate in the System-on-a-Chip market. These internal design groups compete with the Company for access to the parent's IP component requisitions and may eventually compete with the Company to supply IP components to third parties on a merchant basis. There can be no assurance that internal design groups will not expand their product offerings to compete directly with those of the Company or will not actively seek to participate as merchant vendors in the IP component market by selling to third party semiconductor manufacturers or, if they do, that the Company will be able to compete against them successfully. In addition to competition from companies in the merchant IP component market, the Company faces competition from vendors that supply EDA software tools, including certain of those mentioned above, and there can be no assurance that the Company will be able to compete successfully against them.

     The Company expects competition to increase in the future from existing competitors and from new market entrants with products that may be less expensive than the Company's IP components or that may provide better performance or additional features not currently provided by the Company. Many of the Company's current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources, greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, certain of the Company's principal competitors offer a single vendor solution, since, in the case of EDA tools companies, they maintain their own EDA design tools and IP libraries or, in the case of internal design groups, they provide IP components developed to utilize the qualities of a given manufacturing process, and may therefore benefit from certain capacity, cost and technical advantages. The Company's ability to compete successfully in the emerging market for IP components will depend upon certain factors, many of which are beyond the Company's control including, but not limited to, success in designing new products; implementing new designs at smaller process geometries; access to adequate EDA tools (many of which are licensed from the Company's current or potential competitors); the price, quality and timing of new product introductions by the Company and its competitors; the emergence of new IP component interchangeability standards; the widespread licensing of IP components by semiconductor manufacturers or their design groups to third party manufacturers; the ability of the Company to protect its intellectual property; market acceptance of the Company's IP components; success of competitive products; market acceptance of products using System-on-a-Chip ICs; and industry and general economic conditions. There can be no assurance that the Company will be able to compete successfully in the emerging merchant IP component market. See "Business -- Competition."

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

     The semiconductor and electronics products industries are characterized by rapid technological change, frequent introductions of new products, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Each of these industries is highly cyclical and has periodically experienced significant downturns, often in connection with or in anticipation of declines in general economic conditions during which the number of new IC design projects often decreases. Revenue from licenses of the Company's products is influenced by the level of design efforts by its customers, and factors negatively affecting these industries could have a material adverse effect on the Company's business, operating results and financial condition. The Company's business, operating results and financial condition may fluctuate in the future from period to period as a consequence of general economic conditions in the semiconductor and electronics industries.

     Dependence on New Business Model. The Company has historically generated revenue from license fees. Beginning in late fiscal 1996, however, the Company began implementation of a royalty based business model that is intended to generate revenue from both license fees and future royalties. The Company is still in the process of implementing this royalty based business model. The Company believes the introduction, as opposed to the operation, of the royalty based business model has been a limited success in that the majority of the Company's licensees, including all new licensees with whom the Company has contracted since August 1996, have agreed to a royalty based model. However, certain licensees that have previously contracted with the Company based on the older model have resisted conversion to a royalty based model. As a result, the Company believes that until all of its customers have adopted the royalty based model, the introduction of such model can only be described as a limited success. There can be no assurance that the Company will be able to complete the implementation of the royalty based model successfully, or that, when fully implemented, this model will have the anticipated benefits. The failure of the Company to implement its new business model successfully could have a material adverse effect on the Company's business, operating results and financial condition. To date, the Company has received no royalty revenue, and it does not anticipate receiving any prior to late fiscal 1999 due to the typical length of time required for the Company to design a component for a customer and for such customer to design, manufacture and bring to market a product incorporating such component. There can be no assurance that the Company will ever receive any royalty revenue or that, if it does, that the amount will be significant. See "-- Dependence on Semiconductor Manufacturers; Dependence on Semiconductor and Electronics Industries" and "-- Customer Concentration; Limited Customer Base."

     The Company believes that its long term success will be substantially dependent on future royalties. However, even if the Company successfully implements its new business model, the Company will face risks inherent in such a model. In particular, the Company's ability to forecast royalty revenue will be limited by factors that are beyond the Company's ability to control or assess in advance. Royalties, if any, will be recognized in the quarter in which the Company receives a royalty report from its customers and will be dependent upon fluctuating sales volumes. In addition, under the royalty based business model, the Company's revenue will be dependent upon the sales by its customers of products that incorporate the Company's technology. Even if the Company's technology is adopted, there can be no assurance that it will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to the Company. The Company will also face risks relating to the accuracy and completeness of the royalty collection process. See "-- Results of Operations."

     Customer Concentration; Limited Customer Base. The Company has been dependent on a relatively small number of customers for a substantial portion of its annual revenue, although the customers comprising this group have changed from time to time. In fiscal 1996, ATI, ST, OKI and the DOD accounted for 37%, 20%, 15% and 10% of revenue, respectively. In fiscal 1997, ST, Fujitsu, OKI and NEC accounted for 27%, 24%, 16% and 13% of revenue, respectively. In fiscal 1998, TSMC, OKI and UMC Group accounted for 14%, 11% and 11% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. None of the Company's customers has a written agreement with the Company that obligates it to license future generations of products or new products, and there can be no assurance that any customer will license IP components from the Company in the future. In addition, there can be no assurance that any of the Company's customers will ship products incorporating the Company's technology or that, if such shipments occur, they will generate significant revenue. The loss of one or more of the Company's major customers, reduced orders by one or more of such customers, the failure of one or more customers to pay license fees due to the Company or the failure of a customer to ship products containing the Company's IP components could materially adversely affect the Company's business, operating results and financial condition. For example, on December 16, 1998, the Company announced that it expects revenue in the fiscal quarter ending December 31, 1998 to be lower than industry analysts' expectations and to range from $2.7 million to $3.3 million for the quarter. The Company also announced that it expected to incur an operating loss of $1.0 million to $1.5 million for the quarter ending December 31, 1998. The decline in revenue and operating loss are the result of project delays due to the financial and/or business condition of two of the Company's customers and the decline in new bookings stemming from a decline in the demand for semiconductors. There can be no assurance that the expected bookings will occur in the future or at all. In addition, the Company's business, operating results and financial condition may be materially adversely affected if the aforementioned project delays continue and/or new bookings fail to materialize. See "Business -- Customers."

     The Company faces numerous risks in successfully obtaining orders from customers on terms consistent with the Company's business model, including, among others, the lengthy and expensive process of building a relationship with a potential customer before reaching an agreement with such party to license the Company's products; persuading large semiconductor manufacturers to work with, to rely for critical technology on, and to disclose proprietary information to, a smaller company, such as the Company; and persuading potential customers to bear certain development costs associated with development of customized components. There are a relatively limited number of semiconductor manufacturers to which the Company can license its technology in a manner consistent with its business model and there can be no assurance that such manufacturers will rely on merchant IP components or adopt the Company's products. See "-- Competition" and "Business -- Customers."

     Product Concentration. The Company derives substantially all of its revenue from sales of its memory and standard cell products that, together, accounted for 79%, 94% and 94% of revenue in fiscal 1996, 1997 and 1998, respectively. The Company expects that memory products, in combination with standard cell products, will continue to account for a substantial portion of the Company's revenue for the foreseeable future. There can be no assurance that the Company will continue to derive revenue from memory or standard cell products and a decline in revenue from such products would have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend in significant part on the successful development, introduction and customer acceptance of new products. See "-- New Product Development and Technological Change."

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

     Risks Associated with International Customers. A substantial portion of the Company's revenue is derived from customers outside the United States. In fiscal 1996, 1997 and 1998, revenue derived from customers outside the United States, primarily in Asia and Europe, represented approximately 84%, 73% and 84%, respectively, of the Company's revenue. The Company anticipates that international revenue will remain a substantial portion of revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. In the event that the Company's competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the U.S. dollar, the Company may experience fewer orders from international customers whose business is based primarily on the less expensive currency. During the second half of fiscal 1998, the Company experienced delays in the receipt of orders expected from existing and prospective customers, particularly in Japan. There can be no assurance that the deferred orders will be placed in the future or at all. There can be no assurance that present or future dislocations with respect to the Asian financial markets will not have a material adverse effect on the Company's business, operating results and financial condition. The Company intends to continue to expand its sales and marketing activities in Asia and Europe. The Company's expansion of its international business involves a number of risks including the impact of possible recessionary environments in economies outside the United States; political and economic instability; exchange rate fluctuations; longer accounts receivable collection periods; greater difficulty in accounts receivable collection; unexpected changes in regulatory requirements; reduced or limited protection for intellectual property rights; export license requirements; tariffs and other trade barriers and potentially adverse tax consequences. There can be no assurance that the Company will be able to sustain or increase revenue derived from international customers or that the foregoing factors will not have a material adverse effect on the Company's business, operating results and financial condition. See "-- Results of Operations" and "Business -- Sales, Marketing and Distribution."

     New Product Development and Technological Change. The Company's customers compete in the semiconductor industry, which is subject to rapid technological change, frequent introductions of new products, short product life cycles, changes in customer demands and requirements and evolving industry standards. The development of new manufacturing processes, the introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the Company's future success will depend on its ability to continue to enhance its existing products and to develop and introduce new products that satisfy increasingly sophisticated customer requirements and that keep pace with new product introductions, emerging manufacturing process technologies and other technological developments in the semiconductor industry. Any failure by the Company to anticipate or respond adequately to changes in manufacturing processes or customer requirements, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of new or enhanced products or that such new or enhanced products will achieve market acceptance. Any delay in release dates of new or enhanced products could materially adversely affect the Company's business, operating results and financial condition. The Company could also be exposed to litigation or claims from its customers in the event that it does not satisfy its delivery commitments. There can be no assurance that any such claim would not have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Product Development."

     Dependence on Key Personnel. The Company's success depends in large part on the continued contributions of its key management, engineering, sales and marketing personnel, many of whom are highly skilled and would be difficult to replace. None of the Company's senior management or key technical personnel is bound by an employment contract. In addition, the Company does not currently maintain key man life insurance covering its key personnel. The Company believes that its success depends to a significant extent on the ability of its management to operate effectively, both individually and as a group. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Employees."

     Management of Growth. The ability of the Company to license its products and manage its business successfully in a rapidly evolving market requires an effective planning and management process. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. From September 30, 1996 to September 30, 1998, the Company grew from 28 to 86 employees or full-time equivalents. The Company's customers rely heavily on the Company's technological expertise in designing, testing and manufacturing products incorporating the Company's IP components. Relationships with new customers generally require significant engineering support. As a result, any increase in the demand for the Company's products will increase the strain on the Company's personnel, particularly its engineers. The Company's financial and management controls, reporting systems and procedures are also limited. Although some new controls, systems and procedures have been implemented, the Company's future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls, and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition. Further, the Company will be required to manage multiple relationships with various customers and other third parties and must successfully implement its new business model. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to offer its services and products successfully and to implement its business plan. The Company's inability to manage any future growth effectively would have a material adverse effect on the Company's business, operating results and financial condition. See
"Business -- Employees."

     Risks Associated with Protection of Intellectual Property. The Company relies primarily on a combination of nondisclosure agreements and other contractual provisions and patent, trademark, trade secret and copyright law to protect its proprietary rights. Failure of the Company to enforce its patents, trademarks or copyrights or to protect its trade secrets could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. From time to time, third parties, including competitors of the Company, may assert patent, copyright and other intellectual property rights to technologies that are important to the Company. There can be no assurance that third parties will not assert infringement claims against the Company in the future, that assertions by third parties will not result in costly litigation or that the Company would prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of the outcome, could result in substantial cost and diversion of resources of the Company. Any infringement claims or other litigation against or by the Company could materially adversely affect the Company's business, operating results and financial condition.

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

     In addition, there can be no assurance that competitors of the Company, many of which have substantial resources and have made significant investments in competing technologies, do not have, or will not seek to apply for and obtain, patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets. There can be no assurance that the

Company will not in the future become subject to patent infringement claims and litigation or interference proceedings declared by the USPTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Any such suit or proceeding involving the Company could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Patents and Intellectual Property Protection."

     Future Capital Needs; Uncertainty of Additional Funding. The Company intends to continue to invest heavily in the development of new products and enhancements to its existing products. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license revenue, available borrowings under line of credit arrangements and other factors. The Company believes that the Company's current cash balances together with any cash generated from operations will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. However, from time to time, the Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, operating results and financial condition. See "-- Liquidity and Capital Resources."

     Potential Volatility of Stock Price. The trading price of the Company's Common Stock has in the past been and could in the future be subject to significant fluctuations in response to quarterly variations in the Company's results of operations; announcements regarding the Company's product developments; announcements of technological innovations or new products by the Company, its customers or competitors; release of reports by securities analysts; changes in security analysts' recommendations; developments or disputes concerning patents or proprietary rights or other events. Also, at some future time, the Company's revenues and results of operations may be below the expectations of public market securities analysts or investors, resulting in significant fluctuations in the market price of the Company's Common Stock. For example, on December 16, 1998, the Company announced that it expects revenue in the fiscal quarter ending December 31, 1998 to be lower than industry analysts' expectations and to range from $2.7 million to $3.3 million for the quarter. In addition, the securities markets have from time to time experienced significant price and volume fluctuations which have particularly affected the market prices for high technology companies and which are often unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has occurred against that company. Such litigation could result in substantial costs and would at a minimum divert management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities. See "Market for Registrant's Common Equity and Related Stockholder Matters -- Price Range of Common Stock."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements and the independent accountants' report appear on pages F-1 through F-18 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item concerning the Company's directors is incorporated by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's proxy statement relating to the Annual Meeting of Stockholders to be held February 25, 1999 to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Materials"). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption "Business -- Executive Officers" and certain other information required by this item is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Materials.

ITEM 11. EXECUTIVE COMPENSATION

     The Information required by this item is incorporated by reference to the section captioned "Executive Compensation and Other Matters" contained in the Proxy Materials.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the sections captioned "Record Date and Principal Share Ownership" contained in the Proxy Materials.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" contained in the Proxy Materials.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

     The following financial statements are incorporated by reference in Item 8 of this Report:

       Independent Accountants' Report
       Balance Sheets, September 30, 1998 and 1997
       Statements of Operations for the years ended September 30, 1998, 1997 and 1996
       Statements of Stockholders' Equity for the years ended September 30,
         1998, 1997 and 1996
       Statements of Cash Flows for the years ended September 30, 1998, 1997 and 1996
       Notes to Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

                        DESCRIPTION                           PAGE
                        -----------                           ----
Schedule II -- Valuation and Qualifying Accounts and
  Reserves..................................................  S-1
Independent Accountants' Report.............................  S-2

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

(a)(3) EXHIBITS

 NUMBER                      DESCRIPTION OF EXHIBIT
 ------                      ----------------------
3.1*      Amended and Restated Certificate of Incorporation of the
          Registrant.
3.3*      Bylaws of the Registrant.
4.2*      First Amended and Restated Registration Rights Agreement
          dated December 17, 1996 by and among the Registrant and the
          Shareholders named therein.
10.1*     Form of Indemnification Agreement for directors and
          executive officers.
10.2*     1993 Stock Option Plan and form of agreement thereunder.
10.3*     1997 Employee Stock Purchase Plan.
10.4*     1997 Director Stock Option Plan.
10.5*     Lease Agreement dated December 13, 1995 between Registrant and Spieker Properties, L.P. for 2077 Gateway Place, San
          Jose, California office.
10.5.1*   Sublease dated October 10, 1997 between the Registrant and
          Unison Software, Inc.
10.5.2*   First Addendum to Sublease dated October 14, 1997 between
          the Registrant and Unison Software, Inc.
10.5.3*   Fixed Asset Purchase Agreement dated October 10, 1997
          between the Registrant and Unison Software, Inc.
10.6*     Series A Preferred Stock Purchase Agreement dated March 21,
          1996 by and among the Registrant and the Purchasers named
          therein.
10.7*+    Purchase and License Agreement dated April 9, 1996 between the Registrant and OKI Electric Industry Co., Ltd. and
          amendments thereto.
10.8*     Business Loan Agreement dated May 8, 1996 between the
          Registrant and Union Bank of California, N.A. and
          attachments thereto.
10.9*     Offer Letter dated August 29, 1996 between the Registrant
          and Jeffrey A. Lewis and letter amendment dated September 5,
          1996 thereto.
10.10+*   Collaboration Agreement dated December 4, 1996 between the
          Registrant and SGS-THOMSON MICROELECTRONICS S.r.l.

 NUMBER                      DESCRIPTION OF EXHIBIT
 ------                      ----------------------
10.11*    Series B Preferred Stock Purchase Agreement dated December
          17, 1996 by and among the Registrant and the Purchasers
          named therein.
10.12+*   OEM Agreement dated December 6, 1996 between the Registrant and Synopsys, Inc.
10.13+*   License Agreement dated June 16, 1997 between the Registrant and Fujitsu Microelectronics, Inc.
10.14*    Lease Agreement dated June 16, 1997 between Registrant,
          Richard Bowling and Katherine Bowling for 1195 Bordeaux
          Drive, Sunnyvale, California office.
10.15*    Severance Agreement dated June 20, 1997 between the
          Registrant and Robert D. Selvi.
10.16*    Offer Letter dated July 31, 1997 between the Registrant and
          Larry J. Fagg.
10.17**   Confidential Mutual Release and Settlement Agreement
          effective as of April 15, 1998 between the Registrant and
          Daniel I. Rubin.
10.18**   Form of License Agreement.
10.19+**  License Agreement dated as of November 30, 1997 between the
          Registrant and Taiwan Semiconductor Manufacturing
          Corporation, as amended.
23.1      Consent of PricewaterhouseCoopers LLP, independent
          accountants.
24.1      Power of Attorney.
27.1      Financial Data Schedule.

---------------
* Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-41219) which was declared effective on February 2, 1998.

+ Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

** Incorporated by reference to exhibits filed with the Registrant's
   Registration Statement on Form S-1 (No. 333-50243) which was declared effective on April 29, 1998.

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARTISAN COMPONENTS, INC.

                                          By:     /s/ MARK R. TEMPLETON
                                            ------------------------------------
                                            Mark R. Templeton
                                            President and Chief Executive
                                              Officer

Dated: December 23, 1998

                               POWER OF ATTORNEY

     Know All Men By These Presents, that each person whose signature appears below constitutes and appoints Mark R. Templeton and Robert D. Selvi, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                   DATE
                      ---------                                    -----                   ----

/s/ MARK R. TEMPLETON                                    President and               December 23, 1998
-----------------------------------------------------    Chief Executive Officer
Mark R. Templeton

/s/ ROBERT D. SELVI                                      Senior Vice President,      December 23, 1998
-----------------------------------------------------    Finance and Chief
Robert D. Selvi                                          Financial Officer

/s/ SCOTT T. BECKER                                      Chief Technology Officer    December 23, 1998
-----------------------------------------------------    and Director
Scott T. Becker

/s/ LUCIO L. LANZA                                       Chairman of the Board       December 23, 1998
-----------------------------------------------------    of Directors
Lucio L. Lanza

/s/ DR. ELI HARARI                                       Director                    December 23, 1998
-----------------------------------------------------
Dr. Eli Harari

                            ARTISAN COMPONENTS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Balance Sheets..............................................  F-3
Statements of Operations....................................  F-4
Statements of Stockholders' Equity..........................  F-5
Statements of Cash Flows....................................  F-6
Notes to Financial Statements...............................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

October 20, 1998

To the Board of Directors and Stockholders of Artisan Components, Inc.

     In our opinion, the accompanying balance sheets and the related statements of operations and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Artisan Components, Inc. at September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

                            ARTISAN COMPONENTS, INC.

                                 BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                  1998             1997
                                                              -------------    -------------
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................     $36,516          $ 1,069
  Contract receivables (net of allowance of $430 and $275 at
     September 30, 1998 and 1997, respectively).............       5,052            2,834
  Marketable securities.....................................      10,688            2,499
  Prepaid expenses and other current assets.................       1,350              564
                                                                 -------          -------
          Total current assets..............................      53,606            6,966
Marketable securities.......................................          --              986
Property and equipment, net.................................       5,387            3,969
Deferred tax asset..........................................          82                6
Other assets................................................         414               84
                                                                 -------          -------
          Total assets......................................     $59,489          $12,011
                                                                 =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................     $ 1,704          $   796
  Deferred tax liability....................................         976              384
  Deferred revenue..........................................       1,052            1,434
                                                                 -------          -------
          Total current liabilities.........................       3,732            2,614
Deferred rent...............................................          53               49
Deferred revenue............................................         165               --
                                                                 -------          -------
          Total liabilities.................................       3,950            2,663
                                                                 -------          -------
Commitments (Note 8)
Stockholders' Equity:
  Convertible Preferred Stock, $0.001 par value:
     Authorized: 5,000 and 3,436 shares at September 30,
      1998 and 1997, respectively
     Issued and outstanding: none and 3,386 at September 30,
      1998 and 1997, respectively...........................          --            7,564
     (Liquidation value: $9,995 at September 30, 1997)
  Common Stock, $0.001 par value:
     Authorized: 50,000 shares;
     Issued and outstanding: 13,368 and 5,644 shares at
      September 30, 1998 and 1997, respectively.............          13                6
  Warrant...................................................          --              125
  Additional paid in capital................................      52,235              688
  Retained earnings.........................................       3,291              965
                                                                 -------          -------
          Total stockholders' equity........................      55,539            9,348
                                                                 -------          -------
          Total liabilities and stockholders' equity........     $59,489          $12,011
                                                                 =======          =======

   The accompanying notes are an integral part of these financial statements.

                            ARTISAN COMPONENTS, INC.

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------
                                                               1998       1997      1996
                                                              -------    ------    ------
Revenue.....................................................  $16,568    $8,912    $4,147
Cost and expenses:
  Cost of revenue...........................................    4,962     2,855     1,280
  Product development.......................................    3,580     1,955     1,080
  Sales and marketing.......................................    4,030     2,019       603
  General and administrative................................    1,922     1,340       611
                                                              -------    ------    ------
          Total cost and expenses...........................   14,494     8,169     3,574
                                                              -------    ------    ------
Operating income............................................    2,074       743       573
Other income................................................    1,175       297        98
Interest expense............................................       --        --         2
                                                              -------    ------    ------
Income before provision for income taxes....................    3,249     1,040       669
Provision for income taxes..................................      923       356       137
                                                              -------    ------    ------
Net income..................................................  $ 2,326    $  684    $  532
                                                              =======    ======    ======
Basic earnings per share (historical).......................  $  0.22    $ 0.13
                                                              =======    ======
Diluted earnings per share (historical).....................  $  0.18    $ 0.07
                                                              =======    ======
Pro forma net income data (unaudited):
  Income before provision for income taxes..................                       $  669
  Pro forma income tax expense..............................                       $ (260)
                                                                                   ------
  Pro forma net income......................................                       $  409
                                                                                   ======
  Basic earnings per share (pro forma)......................                       $ 0.08
                                                                                   ======
  Diluted earnings per share (pro forma)....................                       $ 0.06
                                                                                   ======
Shares used in computing:
  Basic earnings per share..................................   10,457     5,456     5,040
                                                              =======    ======    ======
  Diluted earnings per share................................   12,917     9,657     7,010
                                                              =======    ======    ======

   The accompanying notes are an integral part of these financial statements.

                            ARTISAN COMPONENTS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                               PREFERRED STOCK     COMMON STOCK               ADDITIONAL
                               ----------------   ---------------              PAID IN     RETAINED
                               SHARES   AMOUNT    SHARES   AMOUNT   WARRANT    CAPITAL     EARNINGS    TOTAL
                               ------   -------   ------   ------   -------   ----------   --------   -------
Balance at September 30,
  1995.......................      --        --    5,029    $ 1         --          --      $  409    $   410
  Options exercised..........      --        --       85     --         --     $     1          --          1
  Issuance of Series A
    Preferred Stock, net of
    issuance costs of $22....   2,264   $ 3,478       --     --         --          --          --      3,478
  Distributions to
    stockholders.............      --        --       --     --         --          --        (129)      (129)
  Undistributed earnings of S
    corporation reflected as
    additional paid in
    capital of the Company...      --        --       --      4         --         527        (531)        --
  Net income.................      --        --       --     --         --          --         532        532
                               ------   -------   ------    ---      -----     -------      ------    -------
Balance at September 30,
  1996.......................   2,264   $ 3,478    5,114    $ 5         --     $   528      $  281    $ 4,292
  Options exercised..........      --        --      510      1         --          16          --         17
  Issuance of Series B
    Preferred Stock, net of
    issuance costs of $19....   1,122     4,086       --     --         --          --          --      4,086
  Issuance of Common Stock to
    employees as a stock
    bonus....................      --        --       20     --         --         103          --        103
  Compensation expense for
    options granted..........      --        --       --     --         --          41          --         41
  Issuance of Warrant........      --        --       --     --      $ 125          --          --        125
  Net income.................      --        --       --     --         --          --         684        684
                               ------   -------   ------    ---      -----     -------      ------    -------
Balance at September 30,
  1997.......................   3,386   $ 7,564    5,644    $ 6      $ 125     $   688      $  965    $ 9,348
  Common Stock issued upon
    conversion of Series A
    and Series B Preferred
    Stock....................  (3,386)   (7,564)   3,386      3         --       7,561          --         --
  Common Stock issued upon
    exercise of warrant......      --        --       50     --       (125)        313          --        188
  Common Stock issued upon
    initial public
    offering.................      --        --    3,015      3         --      27,083          --     27,086
  Common Stock issued upon
    secondary offering.......                        956      1                 15,845          --     15,846
  Options exercised..........      --        --      271     --         --          78          --         78
  Common Stock issued
    pursuant to employee
    stock purchase plan......      --        --       46     --         --         391          --        391
  Compensation expense for
    options granted..........      --        --       --     --         --          80          --         80
  Tax benefit for
    disqualifying
    dispositions.............      --        --       --     --         --         196          --        196
  Net income.................      --        --       --     --         --          --       2,326      2,326
                               ------   -------   ------    ---      -----     -------      ------    -------
Balance at September 30,
  1998.......................      --   $    --   13,368    $13      $  --     $52,235      $3,291    $55,539
                               ======   =======   ======    ===      =====     =======      ======    =======

   The accompanying notes are an integral part of these financial statements.

                            ARTISAN COMPONENTS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        YEAR ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------    -------    -------
Cash flows from operating activities:
     Net income.............................................  $  2,326    $   684    $   532
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization.....................     1,845        777        250
          Gain on sale of fixed assets......................       (82)        --         --
          Provision for doubtful accounts...................       155        275         --
          Issuance of Common Stock to employees as a stock
            bonus...........................................        --        103         --
          Compensation expense for options granted..........        80         41         --
          Changes in assets and liabilities:
               Contract receivables.........................    (2,373)    (2,277)        86
               Deferred revenue.............................      (217)     1,107       (250)
               Prepaid expenses and other assets............    (1,116)      (267)      (297)
               Deferred rent................................         4         34         15
               Deferred taxes...............................       516        243        135
               Accounts payable and other liabilities.......       745         37         95
                                                              --------    -------    -------
                    Net cash provided by operating
                      activities............................     1,883        757        566
                                                              --------    -------    -------
Cash flows from investing activities:
     Acquisition of property and equipment..................    (3,128)    (3,389)      (777)
     Proceeds from sale of property and equipment...........       110         --         12
     Purchase of marketable securities......................   (11,498)    (5,692)    (4,255)
     Proceeds from sales of marketable securities...........     4,295      4,456      2,007
                                                              --------    -------    -------
                    Net cash used in investing activities...   (10,221)    (4,625)    (3,013)
                                                              --------    -------    -------
Cash flows from financing activities:
     Borrowings from line of credit.........................        --         --        445
     Repayments on line of credit...........................        --         --       (645)
     Net proceeds from issuance of Series A Preferred
       Stock................................................        --         --      3,478
     Net proceeds from issuance of Series B Preferred Stock
       and Warrant..........................................        --      4,211         --
     Proceeds from issuance of Common Stock.................    43,589         17          1
     Distributions to stockholders..........................        --         --       (129)
     Tax benefits from disqualifying dispositions of Common
       Stock................................................       196         --         --
                                                              --------    -------    -------
                    Net cash provided by financing
                      activities............................    43,785      4,228      3,150
                                                              --------    -------    -------
Net increase in cash and cash equivalents...................    35,447        360        703
Cash and cash equivalents, beginning of period..............     1,069        709          6
                                                              --------    -------    -------
Cash and cash equivalents, end of period....................  $ 36,516    $ 1,069    $   709
                                                              ========    =======    =======
  Cash paid for:
     Income taxes...........................................  $    370    $     2    $     2
                                                              ========    =======    =======
     Interest paid..........................................  $     --    $    --    $     2
                                                              ========    =======    =======
  Supplemental disclosure of noncash activities:
     Fixed asset acquisitions in exchange for accounts
       payable..............................................  $    163    $   384    $   208
                                                              ========    =======    =======
     Issuance of Common Stock to employees as a stock
       bonus................................................  $     --    $   103    $    --
                                                              ========    =======    =======
     Compensation expense for options granted...............  $     80    $    41    $    --
                                                              ========    =======    =======

   The accompanying notes are an integral part of these financial statements.

                            ARTISAN COMPONENTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

 1. DESCRIPTION OF BUSINESS

     Artisan Components, Inc. (the "Company") develops high performance, low power and high density embedded memories and other intellectual property ("IP") components for the design and manufacture of complex integrated circuits ("ICs"). The Company licenses its products to semiconductor manufacturers and fabless semiconductor companies for the design of ICs used in complex, high volume applications, such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

  Revenue and cost of revenue

     Revenue consists of license fees received under the terms of license agreements with customers to provide the Company's IP component products which are customized to each customer's manufacturing process. IP component products consist of data and/or software and related documentation which enable a customer to design and manufacture complex ICs. The software, if any, included in the Company's IP component products is incidental. The purpose of the license is to permit the customer to use the Company's IP in connection with the design and manufacture of the customer's products. The customization of the IP component products generally takes up to six months to complete and the customer obtains ownership rights to the in-process customization as well as the completed customization. The license period is typically twenty years. Under the terms of a typical license agreement, a portion of the fees are paid on signing of the agreement with the final payment due within 30 days of completion of customization. The Company warrants that the licensed products shall be free from defects and conform to customer's specifications. In addition, the Company generally provides telephonic and e-mail support to its customers through the warranty period, which is typically 90 days. In some instances, the Company has agreed to provide limited support beyond the warranty period, although the Company believes its products are not support intensive and the experience to date would indicate such support requires a relatively minor resource commitment. Customers are also able to purchase support contracts that provide for a continuation of the telephonic and e-mail support mentioned above. No upgrades or modifications to the licensed product are provided under these contracts. Other than warranty and ongoing product support, the Company has no further obligations subsequent to completion of the customization. Revenue from license fees is recognized based on the percentage of completion method over the period that the Company completes customization for the majority of the Company's contracts. Under certain contracts where the costs cannot be estimated, the completed contract method is utilized whereby revenue and costs are recognized when the Company completes customization. Under the percentage of completion and completed contract methods, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined.

     Cost of revenue is primarily comprised of salaries and benefits of employees assigned to the contracts, is allocated based on the amount of time devoted to each contract by the employees, includes an accrual for warranty and product support costs and is recognized using the percentage of completion method.

                            ARTISAN COMPONENTS, INC.

  Product Development

     Product development expenses are charged to operations as incurred.

  Earnings Per Share ("EPS")

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

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less at date of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents in accounts with two major financial institutions.

  Marketable Securities

     Marketable securities are classified as available-for-sale securities and are carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method.

  Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation. Property and equipment are depreciated on a straight line basis over their respective estimated useful lives of three to five years. Leasehold improvements are amortized on a straight line basis over the shorter of their respective estimated useful lives or the terms of their respective leases. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in results from operations.

  Income Taxes

     Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  Recent Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in the financial statement. SFAS No. 130 is effective for the Company's 1999 fiscal year that commenced October 1, 1998. The Company is currently studying the impact of this pronouncement.

                            ARTISAN COMPONENTS, INC.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for the Company's 1999 fiscal year that commenced October 1, 1998. The Company is currently studying the impact of this pronouncement.

     In March 1998, the Accounting Standards Executive Committee issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The adoption of SOP 98-1 is not expected to have a material impact on the Company.

 3. BUSINESS RISKS AND CREDIT CONCENTRATION

     The Company operates in an intensely competitive industry that has been characterized by rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could affect operating results adversely.

     The Company markets and sells its technology to a narrow base of customers and generally does not require collateral. At September 30, 1998, three customers accounted for 36%, 18% and 12% of gross contract receivables. At September 30, 1997, four customers accounted for 36%, 20%, 15% and 14%, of gross contract receivables. As of September 30, 1998, the Company's cash and cash equivalents were deposited with two major financial institutions in the form of demand deposits, money market accounts and municipal government agency securities. Financial instruments that potentially subject the Company to concentrations of credit risk were principally comprised of cash and cash equivalents, marketable securities and contract receivables. The Company invests its excess cash primarily in municipal government agency securities that mature within one year.

 4. CONTRACT RECEIVABLES

     Contract receivables were comprised of the following (in thousands):

                                                      SEPTEMBER 30,
                                                     ----------------
                                                      1998      1997
                                                     ------    ------
Accounts receivable................................  $3,379    $1,092
Unbilled contract receivables......................   2,103     2,017
                                                     ------    ------
                                                      5,482     3,109
Allowance for doubtful accounts....................    (430)     (275)
                                                     ------    ------
                                                     $5,052    $2,834
                                                     ======    ======

                            ARTISAN COMPONENTS, INC.

 5. PROPERTY AND EQUIPMENT

     Property and equipment were comprised of the following (in thousands):

                                                     SEPTEMBER 30,
                                                   ------------------
                                                    1998       1997
                                                   -------    -------
Computer equipment and software..................  $ 5,100    $ 3,969
Office furniture.................................      744        288
Leasehold improvements...........................    2,367      1,096
                                                   -------    -------
                                                     8,211      5,353
Accumulated depreciation and amortization........   (2,824)    (1,384)
                                                   -------    -------
                                                   $ 5,387    $ 3,969
                                                   =======    =======

 6. MARKETABLE SECURITIES

     Marketable securities, classified as available-for-sale securities, included the following (in thousands):

                                                      SEPTEMBER 30,
                                                    -----------------
                                                     1998       1997
                                                    -------    ------
Short term investments:
  U.S. government securities....................         --    $2,499
                                                    -------    ------
  Municipal government obligations..............    $10,688        --
                                                    -------    ------
Long term investments:
  U.S. government securities....................    $    --    $  986
                                                    -------    ------

     All short term investments have maturities of less than one year from the respective balance sheet date. The cost of marketable securities approximates fair value of the securities and there are no unrealized holding gains or losses.

 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses were comprised of the following (in thousands):

                                                      SEPTEMBER 30,
                                                      --------------
                                                       1998     1997
                                                      ------    ----
Accounts payable....................................  $  368    $399
Accrued expenses....................................     877     112
Accrued payroll.....................................     408     120
Accrued warranty....................................      51     165
                                                      ------    ----
                                                      $1,704    $796
                                                      ======    ====

 8. COMMITMENTS

     The Company rents its office facility in Sunnyvale, California under a noncancelable operating lease that expires in 2004. Under the terms of the lease, the Company is responsible for its share of taxes, insurance and common area maintenance costs.

                            ARTISAN COMPONENTS, INC.

     At September 30, 1998, future minimum annual lease payments under this lease were as follows (in thousands):

Fiscal 1999.................................................  $  451
Fiscal 2000.................................................     470
Fiscal 2001.................................................     490
Fiscal 2002.................................................     509
Thereafter..................................................   1,078
                                                              ------
                                                              $2,998
                                                              ======

     The Company continues to lease its previous office facility in San Jose, California under a non-cancelable lease that expires in 2001. In October 1997, the Company entered into a sublease arrangement with respect to the San Jose office facility. This sublease expires in 2001 and provides that the subtenant assumes the lease obligation of the Company.

     Future minimum annual lease payments and future minimum annual rental income with respect to the San Jose property are as follows (in thousands):

                                                        LEASE    RENTAL
                                                       PAYMENT   INCOME
                                                       -------   ------
Fiscal 1999..........................................   $330      $330
Fiscal 2000..........................................    347       347
Fiscal 2001..........................................    148       148
                                                        ----      ----
                                                        $825      $825
                                                        ====      ====

     Net rent expense was $511,000, $442,000 and $324,000 for the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

 9. STOCKHOLDERS' EQUITY

  Stock Splits

     In January 1997, the Board of Directors declared a two-for-one Common Stock and convertible Series A and Series B Preferred Stock split. In November 1997, the Board of Directors declared a one-for-two reverse Common Stock and convertible Series A and Series B Preferred Stock split. All share data including stock option plan information is restated to reflect the stock splits.

  Convertible Preferred Stock

     At September 30, 1998 and 1997, convertible Preferred Stock consisted of the following (in thousands):

                                  NUMBER OF SHARES
               NUMBER OF SHARES      ISSUED AND
                  AUTHORIZED        OUTSTANDING      PROCEEDS, NET
               ----------------   ----------------   -------------
   SERIES       1998     1997      1998     1997     1998    1997
------------   ------   -------   ------   -------   ----   ------
Undesignated   5,000        --       --        --      --       --
     A            --     2,264       --     2,264      --   $3,478
     B            --     1,172       --     1,122      --    4,086
                ----     -----     ----     -----    ----   ------
                  --     3,436       --     3,386      --   $7,564
                ====     =====     ====     =====    ====   ======

     All of the Series A and the Series B Preferred Stock was converted to Common Stock immediately prior to the closing of the Company's initial public offering ("IPO") in February 1998.

                            ARTISAN COMPONENTS, INC.

  Authorized Preferred Stock

     The Company is authorized to issue 5,000,000 shares of undesignated preferred stock, $0.001 par value per share, of which no shares were issued and outstanding as of September 30, 1998. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company's stockholders.

  Warrant

     In connection with the issuance of the Series B Preferred Stock the Company issued a warrant to purchase an aggregate of 50,000 shares of Series B Preferred Stock at an exercise price of $3.77 and an additional, variable amount of Series B Preferred Stock, at a price to be determined at the time of issuance of such shares.

     The warrant was exercised immediately prior to the closing of the Company's IPO in February 1998 at which time 50,000 shares of Series B Preferred Stock were issued upon exercise and converted to Common Stock immediately prior to the closing of the Company's IPO.

  Stock Option Plans

     The Company had reserved 4,291,396 shares of its Common Stock under its 1993 Stock Option Plan, as amended (the "1993 Plan") for issuance upon the exercise of incentive and nonstatutory stock options to employees, directors and consultants as of September 30, 1998. The 1993 Plan expires in 2003. Incentive stock options may be granted with exercise prices of no less than fair market value, and non-statutory stock options may be granted with exercise prices of no less than 85% of the fair market value of the common stock on the grant date, as determined by the Board of Directors. Options become exercisable as determined by the Board of Directors but generally at a rate of 25% after the first year and 6.25% each quarter thereafter. Options expire as determined by the Board of Directors but not more than ten years after the date of grant.

     In November 1997, the Company adopted the 1997 Director Option Plan (the "Director Plan"). The Director Plan provides for the granting of options of up to 200,000 shares of Common Stock of the Company. The option grants under the Director Plan are automatic and nondiscretionary, and the exercise price of the options is 100% of the fair market value of the Company's Common Stock on the date of grant. The Director Plan provides for an initial grant of options to purchase 25,000 shares of Common Stock to each new nonemployee director. In addition, each nonemployee director will automatically be granted an option to purchase 5,000 shares of Common Stock annually. Options granted under the Director Plan become exercisable over a four year period with the 25,000 share grants vesting one-fourth on the first anniversary of the date of grant and then monthly thereafter and the 5,000 share grants vesting monthly. At September 30, 1998, options to purchase a total of 50,000 shares of Common Stock were outstanding under the Director Plan. The Director Plan expires in November 2008.

                            ARTISAN COMPONENTS, INC.

     Activity under the 1993 Plan and the Director Plan was as follows (in thousands except per share data):

                                                                                              WEIGHTED
                                            SHARES             OPTIONS OUTSTANDING             AVERAGE
                                           AVAILABLE   ------------------------------------   EXERCISE
                                              FOR       NUMBER       PRICE PER                  PRICE
                                             GRANT     OF SHARES       SHARE         TOTAL    PER SHARE
                                           ---------   ---------   --------------   -------   ---------
Balance at September 30, 1995............      764         577         $0.01        $     6   $0.01
  Additional shares reserved for
     issuance............................      422          --           --              --   --
  Granted................................     (598)        598     $0.01 - $0.15         47   $0.0784
  Exercised..............................       --         (85)        $0.01             (1)  $0.01
  Canceled...............................        4          (4)        $0.01             --   $0.01
                                            ------       -----                      -------
Balance at September 30, 1996............      592       1,086     $0.01 - $0.15         52   $0.0477
  Additional shares reserved for
     issuance............................      400          --           --              --   --
  Granted................................     (831)        831     $0.15 - $5.00      2,165   $2.6052
  Exercised..............................       --        (510)    $0.01 - $0.15        (17)  $0.034
                                            ------       -----                      -------
Balance at September 30, 1997............      161       1,407     $0.01 - $5.00      2,200   $1.5635
  Additional shares reserved for
     issuance............................    2,200          --           --              --   --
  Granted................................   (1,166)      1,166     $5.00 - $17.63     9,293   $7.9723
  Exercised..............................       --        (271)    $0.01 - $7.00        (78)  $0.2892
  Canceled...............................      101        (101)    $0.15 - $17.63      (547)  $5.4375
                                            ------       -----                      -------
Balance at September 30, 1998............    1,296       2,201                      $10,868   $4.9371
                                            ======       =====                      =======   =========

     At September 30, 1998, 1997 and 1996, options to purchase 450,692, 291,011 and 425,999 shares of Common Stock, respectively, were exercisable pursuant to the 1993 Plan and the Director Plan. The weighted average remaining contract life was 8.2, 8.9 and 8.7 years as of September 30, 1998, 1997 and 1996, respectively.

     The options outstanding and currently exercisable pursuant to the 1993 Plan and the Director Plan by exercise price at September 30, 1998 are as follows (in thousands, except per share data):

                                               OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                       ------------------------------------    -----------------------
                                                      WEIGHTED     WEIGHTED                   WEIGHTED
                                         NUMBER        AVERAGE     AVERAGE       NUMBER       AVERAGE
                                        OF SHARES     REMAINING    EXERCISE     OF SHARES     EXERCISE
           EXERCISE PRICE              OUTSTANDING      LIFE        PRICE      EXERCISABLE     PRICE
           --------------              -----------    ---------    --------    -----------    --------
$0.01 - $ 0.25.......................       648         7.64        $0.12          321         $0.12
$2.00 - $ 3.50.......................        38         8.51        $2.46            8         $2.24
$4.50 - $ 5.00.......................       458         8.80        $4.70          116         $4.65
$6.00 - $17.13.......................     1,057         8.27        $8.08            6         $7.00
                                          -----                                    ---
                                          2,201         8.20        $4.94          451         $1.42
                                          =====                                    ===

     The fair value of option grants related to the above plans is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions for the years ended September 30, 1998, 1997 and 1996:

                                                    YEAR ENDED SEPTEMBER 30,
                                                  -----------------------------
                                                   1998       1997       1996
                                                  -------    -------    -------
Risk-free interest rate.........................    5.37%      6.25%      5.65%
Expected average life...........................  5 years    5 years    5 years
Expected dividends..............................       --         --         --
Expected volatility.............................      79%         0%         0%

                            ARTISAN COMPONENTS, INC.

     The expected average life is based upon the assumption that the stock options, on average, are exercised one year after they are fully vested.

     In connection with the grant of options for the purchase of 96,200 shares of Common Stock to employees during the period from December 1996 through March 1997, the Company recorded aggregate deferred compensation of approximately $198,000 representing the difference between the deemed fair value of the Common Stock and the option exercise price at date of grant. Such deferred compensation will be amortized over the vesting period relating to these options, of which $48,000 and $41,000 was amortized during the years ended September 30, 1998 and 1997, respectively.

  Employee Stock Purchase Plan

     In November 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 600,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates approximately every six months. The first offering period commenced in February 1998 and ended on July 31, 1998. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the first day of each offering period or the date of purchase. As of September 30, 1998, 45,987 shares had been issued under the Purchase Plan at a price of $8.50 per share.

     The estimated fair value of purchase rights under the Company's Purchase Plan is determined using the Black-Scholes pricing model with the following assumptions for the year ended September 30, 1998:

                                                              1998
                                                           ----------
Risk-free interest rate..................................       5.25%
Expected average life....................................  0.74 years
Expected dividends.......................................          --
Expected volatility......................................         79%

     For the year ended September 30, 1998, the weighted average fair value of purchase rights under the Purchase Plan was $4.23 per share.

                            ARTISAN COMPONENTS, INC.

  Stock Compensation

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the 1993 Plan, the Director Plan or the Purchase Plan. Had compensation expense been determined at the fair value on the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net income in fiscal 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below (in thousands):

                                                                    YEAR ENDED
                                                                  SEPTEMBER 30,
                                                             ------------------------
                                                              1998     1997     1996
                                                             ------    -----    -----
Net income
  As reported, historical in 1998 and 1997 and pro forma in
     1996..................................................  $2,326    $ 684    $ 409
  Pro forma................................................  $1,399    $ 658    $ 405
Net income per share
  As reported, historical in 1998 and 1997 and pro forma in
     1996
     Basic earnings per share..............................  $ 0.22    $0.13    $0.08
     Diluted earnings per share............................  $ 0.18    $0.07    $0.06
  Pro forma
     Basic earnings per share..............................  $ 0.13    $0.12    $0.08
     Diluted earnings per share............................  $ 0.11    $0.07    $0.06

     The effects of SFAS No. 123 on pro forma disclosures of net income and net income per share for fiscal 1998, 1997 and 1996 are not likely to be representative of the pro forma effects on net income and earnings per share in future years.

10. INCOME TAXES

     Prior to March 1996, the Company was organized as a subchapter S corporation and profits and losses flowed through to the stockholders. Deferred tax assets and liabilities associated with temporary differences at the termination of S corporation status were recorded with a corresponding charge to provision for income taxes.

     The provision for income taxes was comprised of the following (in thousands):

                                                         YEAR ENDED SEPTEMBER 30,
                                                        --------------------------
                                                         1998      1997      1996
                                                        ------    ------    ------
Federal:
  Current.............................................   $126      $ --      $ --
  Deferred............................................    403       181       114
                                                         ----      ----      ----
                                                          529       181       114
State:
  Current.............................................     42        --         3
  Deferred............................................    113        49        20
                                                         ----      ----      ----
                                                          155        49        23
Foreign:
  Current.............................................    239       126        --
                                                         ----      ----      ----
          Total.......................................   $923      $356      $137
                                                         ====      ====      ====

                            ARTISAN COMPONENTS, INC.

     The Company's effective tax rate on pretax income differed from the U.S. federal statutory regular tax rate as follows:

                                                        YEAR ENDED SEPTEMBER 30,
                                                        ------------------------
                                                        1998     1997      1996
                                                        -----    -----    ------
Provision at U.S. federal statutory rate..............  34.0%    34.0%     34.0%
State tax net of federal benefit......................   4.3      4.2       3.4
Non-taxable S corporation earnings....................    --       --     (16.0)
Research and experimentation credits..................  (4.0)    (4.0)     (0.9)
Tax exempt interest...................................  (9.9)      --        --
Other.................................................   4.0       --        --
                                                        ----     ----     -----
Effective tax rate:...................................  28.4%    34.2%     20.5%
                                                        ====     ====     =====

     Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities were as follows (in thousands):

                                                             SEPTEMBER 30,
                                                            ----------------
                                                             1998      1997
                                                            -------    -----
DEFERRED TAX ASSETS:
Current:
  Net operating losses....................................  $    67    $  --
  Research and experimentation credits....................      213       85
  Foreign tax credits.....................................      239       --
  Other credits...........................................       --        8
                                                            -------    -----
                                                                519       93
Non current:
  Depreciation and amortization...........................       82        6
                                                            -------    -----
                                                                601       99
DEFERRED TAX LIABILITIES:
Current:
  Accrual to cash conversion..............................   (1,495)    (477)
                                                            -------    -----
Net deferred tax liability................................  $  (894)   $(378)
                                                            =======    =====

     As of September 30, 1998, the Company had federal net operating loss carryforwards ("NOLs") of approximately $197,000 available to offset future taxable income. These NOLs expire in the year 2018. The Company had federal and state credits of $449,000 and $2,000, respectively. The credits expire between 2003 and 2013 if not utilized.

11. SEGMENT REPORTING

     The Company operates in one industry segment.

                            ARTISAN COMPONENTS, INC.

     The distribution of revenues by geographic area was as follows (in thousands):

                                                   YEAR ENDED SEPTEMBER 30,
                                                  ---------------------------
                                                   1998       1997      1996
                                                  -------    ------    ------
REVENUE FROM UNAFFILIATED CUSTOMERS:
North America...................................  $ 3,976    $2,923    $2,180
Europe..........................................    3,848     2,873       944
Asia............................................    8,744     3,116     1,023
                                                  -------    ------    ------
                                                  $16,568    $8,912    $4,147
                                                  =======    ======    ======

     Revenue from individual customers equal to 10% or more of revenue was as follows (in thousands, except percent data):

                                                 YEAR ENDED SEPTEMBER 30,
                                -----------------------------------------------------------
                                      1998                 1997                 1996
                                -----------------    -----------------    -----------------
                                PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT
                                -------    ------    -------    ------    -------    ------
A.............................    --           --      27%      $2,362      20%      $  836
B.............................    --           --      13        1,145      --           --
C.............................    --           --      --           --      10          395
D.............................    11%      $1,889      16        1,388      15          627
E.............................    --           --      --           --      37        1,533
F.............................    --           --      24        2,167      --           --
G.............................    14        2,284      --           --      --           --
H.............................    11        1,845      --           --      --           --

12. BENEFIT PLAN

     The Company sponsors a 401(k) profit sharing plan (the "401(k) Plan") for substantially all employees. The 401(k) Plan provides for profit sharing contributions to be made at the discretion of the Company's Board of Directors. The Company did not elect to make a profit sharing contribution for fiscal 1998, 1997 or 1996.

     The 401(k) Plan also provides for elective employee salary reduction contributions and Company matching of employees' contributions. Employees may contribute up to 20% of elective compensation. The Company's matching contribution is at the discretion of the Company's Board of Directors. The Company's matching contributions were $136,664, $74,017 and $39,756 for fiscal 1998, 1997 and 1996, respectively.

                            ARTISAN COMPONENTS, INC.

13. UNAUDITED PRO FORMA DATA

     The statement of operations includes pro forma tax expense to reflect tax expense as if the Company had been a C corporation in fiscal 1996. The components of the pro forma tax expense consisted of (in thousands):

                                                           YEAR ENDED
                                                          SEPTEMBER 30,
                                                              1996
                                                          -------------
Federal:
  Deferred..............................................      $(222)
State:
  Current...............................................         (1)
  Deferred..............................................        (37)
Foreign:
  Current...............................................         --
  Deferred..............................................         --
                                                              -----
     Tax expense........................................      $(260)
                                                              =====

14. EARNINGS PER SHARE

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                           YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                           1998       1997      1996
                                                          -------    ------    ------
Numerator -- Basic and diluted EPS
  Net income (historical)...............................  $ 2,326    $  684
                                                          =======    ======
  Pro forma net income (unaudited)......................                       $  409
                                                                               ======
Denominator -- Basic EPS
  Common stock outstanding..............................   10,457     5,456     5,040
                                                          =======    ======    ======
Basic earnings per share................................  $  0.22    $ 0.13    $ 0.08
                                                          =======    ======    ======
Denominator -- Diluted EPS
  Denominator -- Basic EPS..............................   10,457     5,456     5,040
  Effect of dilutive securities:
     Common stock options...............................    1,279     1,052       773
     Warrant............................................       12        --        --
     Convertible preferred stock........................    1,169     3,149     1,197
                                                          -------    ------    ------
                                                           12,917     9,657     7,010
                                                          =======    ======    ======
Diluted earnings per share..............................  $  0.18    $ 0.07    $ 0.06
                                                          =======    ======    ======

                            ARTISAN COMPONENTS, INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                ADDITIONS
                                                 BALANCE AT     CHARGED TO                  BALANCE AT
                                                BEGINNING OF    COSTS AND                     END OF
                 DESCRIPTION                       PERIOD        EXPENSES     DEDUCTIONS      PERIOD
                 -----------                    ------------    ----------    ----------    ----------
Allowance for Doubtful Accounts:
  September 30, 1996..........................      $ --           $ --          $ --          $ --
  September 30, 1997..........................        --            275            --           275
  September 30, 1998..........................       275            155            --           430

                            ARTISAN COMPONENTS, INC.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

October 20, 1998

To the Board of Directors and Stockholders of Artisan Components, Inc.

     Our report on the financial statements of Artisan Components, Inc. is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          /s/ PricewaterhouseCoopers LLP

                            ARTISAN COMPONENTS, INC.

                                 EXHIBIT INDEX

                                                                         SEQUENTIAL
 NUMBER                       DESCRIPTION OF EXHIBIT                     PAGE NUMBER
 ------                       ----------------------                     -----------
3.1*       Amended and Restated Certificate of Incorporation of the
           Registrant.
3.3*       Bylaws of the Registrant.
4.2*       First Amended and Restated Registration Rights Agreement
           dated December 17, 1996 by and among the Registrant and the
           Shareholders named therein.
10.1*      Form of Indemnification Agreement for directors and
           executive officers.
10.2*      1993 Stock Option Plan and form of agreement thereunder.
10.3*      1997 Employee Stock Purchase Plan.
10.4*      1997 Director Stock Option Plan.
10.5*      Lease Agreement dated December 13, 1995 between Registrant and Spieker Properties, L.P. for 2077 Gateway Place, San
           Jose, California office.
10.5.1*    Sublease dated October 10, 1997 between the Registrant and
           Unison Software, Inc.
10.5.2*    First Addendum to Sublease dated October 14, 1997 between
           the Registrant and Unison Software, Inc.
10.5.3*    Fixed Asset Purchase Agreement dated October 10, 1997
           between the Registrant and Unison Software, Inc.
10.6*      Series A Preferred Stock Purchase Agreement dated March 21,
           1996 by and among the Registrant and the Purchasers named
           therein.
10.7*+     Purchase and License Agreement dated April 9, 1996 between the Registrant and OKI Electric Industry Co., Ltd. and
           amendments thereto.
10.8*      Business Loan Agreement dated May 8, 1996 between the
           Registrant and Union Bank of California, N.A. and
           attachments thereto.
10.9*      Offer Letter dated August 29, 1996 between the Registrant
           and Jeffrey A. Lewis and letter amendment dated September 5,
           1996 thereto.
10.10+*    Collaboration Agreement dated December 4, 1996 between the
           Registrant and SGS-THOMSON MICROELECTRONICS S.r.l.
10.11*     Series B Preferred Stock Purchase Agreement dated December
           17, 1996 by and among the Registrant and the Purchasers
           named therein.
10.12+*    OEM Agreement dated December 6, 1996 between the Registrant and Synopsys, Inc.
10.13+*    License Agreement dated June 16, 1997 between the Registrant and Fujitsu Microelectronics, Inc.
10.14*     Lease Agreement dated June 16, 1997 between Registrant,
           Richard Bowling and Katherine Bowling for 1195 Bordeaux
           Drive, Sunnyvale, California office.
10.15*     Severance Agreement dated June 20, 1997 between the
           Registrant and Robert D. Selvi.
10.16*     Offer Letter dated July 31, 1997 between the Registrant and
           Larry J. Fagg.
10.17**    Confidential Mutual Release and Settlement Agreement
           effective as of April 15, 1998 between the Registrant and
           Daniel I. Rubin.
10.18**    Form of License Agreement.
10.19+**   License Agreement dated as of November 30, 1997 between the
           Registrant and Taiwan Semiconductor Manufacturing
           Corporation, as amended.
23.1       Consent of PricewaterhouseCoopers LLP, independent
           accountants.
24.1       Power of Attorney.
27.1       Financial Data Schedule.

---------------
* Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-41219) which was declared effective on February 2, 1998.

+ Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

** Incorporated by reference to exhibits filed with the Registrant's
   Registration Statement on Form S-1 (No. 333-50243) which was declared effective on April 29, 1998.