Form 10-Q
period 1998-12-31
ARTISAN COMPONENTS INC
filed 1999-02-12
CIK 1048982

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended December 31, 1998

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

                                 Yes [X] No [ ]


As of December 31, 1998 there were 13,387,437 shares of the Registrant's Common Stock outstanding.


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

PART I - Financial Information

     ITEM 1 - Financial statements

     Condensed Balance Sheets - December 31, 1998 and September 30, 1998....3
     Condensed Statements of Operations
                Three Months Ended December 31, 1998 and 1997...............4
     Condensed Statements of Cash Flows -- Three Months Ended
                 December 31, 1998 and 1997.................................5
     Notes to Condensed Financial Statements................................6

     ITEM 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................9

PART II - Other Information

     ITEM 2 - Changes in Securities and Use of Proceeds....................26

     ITEM 6 - Exhibits.....................................................27

Signatures.................................................................28

                           ARTISAN  COMPONENTS, INC.
                           CONDENSED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        DECEMBER 31      SEPTEMBER 30,
                                                          -------          -------
                                                           1998             1998(1)
                                                          -------          -------
                                                        (UNAUDITED)
                       ASSETS
Current assets:
  Cash and cash equivalents ....................          $35,637          $36,516
  Contract receivables (net of allowance of
   $724 and $430 at December 31, 1998 and
   September 30, 1998, respectively) ...........            5,856            5,052
  Marketable securities ........................           11,598           10,688
  Prepaid expenses and other current assets ....            1,777            1,350
                                                          -------          -------
    Total current assets .......................           54,868           53,606
Property and equipment, net ....................            6,866            5,387
Deferred tax asset .............................               82               82
Other assets ...................................              367              414
                                                          -------          -------
    Total assets ...............................          $62,183          $59,489
                                                          =======          =======
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses ........          $ 3,542          $ 1,704
  Deferred tax liability .......................              976              976
  Deferred revenue .............................            2,525            1,052
                                                          -------          -------
    Total current liabilities ..................            7,043            3,732
Deferred rent ..................................               69               53
Deferred revenue and other long term liabilities              142              165
                                                          -------          -------
    Total liabilities ..........................            7,254            3,950
                                                          -------          -------
Stockholders' Equity:
 Convertible Preferred Stock, $0.001 par value:
  Authorized: 5,000 shares at December 31, 1998
   and September 30, 1998
  Issued and outstanding: None at December 31,
   1998 and September 30, 1998 .................               --               --
 Common Stock, $0.001 par value:
  Authorized: 50,000 shares;
  Issued and outstanding: 13,387 and 13,368
   shares at December 31, 1998 and September 30,
   1998, respectively ..........................               13               13
 Additional paid in capital ....................           52,297           52,235
 Retained earnings .............................            2,619            3,291
                                                          -------          -------
    Total stockholders' equity .................           54,929           55,539
                                                          -------          -------
    Total liabilities and stockholders' equity .          $62,183          $59,489
                                                          =======          =======

-------
(1) Derived from the Registrant's audited Balance Sheet as of September 30,
1998.

              The accompanying notes are an integral part of these
                         condensed financial statements.

                            ARTISAN COMPONENTS, INC.

                         CONDENSED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                      THREE MONTHS
                                                    ENDED DECEMBER 31,
                                               ---------------------------
                                                 1998               1997
                                               --------           --------
Revenue .............................          $  3,036           $  3,329
Cost and expenses:
  Cost of revenue ...................             1,304              1,024
  Product development ...............             1,031                843
  Sales and marketing ...............             1,068                785
  General and administrative ........               836                455
                                               --------           --------
    Total cost and expenses .........             4,239              3,107
                                               --------           --------
Operating (loss) income .............            (1,203)               222
Other income ........................               456                115
                                               --------           --------
(Loss) income before provision
   for income taxes .................              (747)               337
(Benefit) provision for income
   taxes ............................               (75)               130
                                               --------           --------
Net (loss) income ...................          $   (672)          $    207
                                               ========           ========
Basic net (loss) income per share ...          $  (0.05)          $   0.04
                                               ========           ========
Diluted net (loss) income per share .          $  (0.05)          $   0.02
                                               ========           ========
Shares used in computing:
  Basic net (loss) income per share .            13,380              5,705
  Diluted net (loss) income per share            13,380             10,060



                 The accompanying notes are an integral part of
                      these condensed financial statements.

                             ARTISAN COMPONENTS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)


                                                       THREE MONTHS
                                                          ENDED
                                                       DECEMBER 31,
                                               ---------------------------
                                                 1998               1997
                                               --------           --------
Cash flows from operating activities:
  Net (loss) income .................          $   (672)          $    207
  Adjustments to reconcile net
   (loss) income to net cash provided
   by operating activities:
    Depreciation and
     amortization ...................               555                310
    Gain on sale/disposal of
     fixed assets ...................               (18)                --
    Provision for doubtful
     accounts .......................               294                 --
    Compensation expense for
     options granted ................                22                 12
    Changes in assets and
     liabilities:
      Contract receivables ..........            (1,098)              (494)
      Deferred revenue ..............             1,450                772
      Prepaid expenses and other
       assets .......................              (380)              (503)
      Deferred rent .................                16                 (2)
      Deferred taxes ................                --               (102)
      Accounts payable and
       other liabilities ............               302                503
                                               --------           --------
        Net cash provided by
         operating activities .......               471                703
                                               --------           --------
Cash flows from investing activities:
  Acquisition of property and
   equipment ........................              (510)            (1,728)
  Proceeds from sale of property
   and equipment ....................                30                 --
  Purchase of marketable
   securities .......................              (910)                --
  Proceeds from sale of
   marketable securities ............                --                986
                                               --------           --------
        Net cash used in
         investing activities .......            (1,390)              (742)
                                               --------           --------
Cash flows from financing activities:
  Proceeds from issuance of
   Common Stock .....................                40                  7
                                               --------           --------
        Net cash provided by
         financing activities .......                40                  7
                                               --------           --------
Net (decrease) in cash
 and cash equivalents ...............              (879)               (32)
Cash and cash equivalents,
 beginning of period ................            36,516              1,069
                                               --------           --------
Cash and cash equivalents,
 end of period ......................          $ 35,637           $  1,037
                                               ========           ========
CASH PAID FOR:
  Income taxes ......................          $     --           $     10
                                               ========           ========
SUPPLEMENTAL DISCLOSURE OF
 NONCASH ACTIVITIES:
  Fixed asset acquisitions in
   exchange for accounts payable ....          $  1,536           $     50
                                               ========           ========
Compensation expense for
   options granted ..................          $     22           $     12
                                               ========           ========



              The accompanying notes are an integral part of these
                         condensed financial statements.

                             ARTISAN COMPONENTS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION:

         The accompanying unaudited condensed financial statements of ARTISAN COMPONENTS, INC. (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The year end balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999 or any other future period. The unaudited, condensed, interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended September 30, 1998 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 23, 1998.

2. EARNINGS PER SHARE (EPS) DISCLOSURES:

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted" method) and exercise of stock options and warrants for all periods. Dilutive potential common shares are not included during periods in which the Company experienced a net loss as the impact would be anti-dilutive. All prior period earnings per share amounts have been restated to comply with SFAS 128.

                            ARTISAN COMPONENTS, INC.

                                  (Unaudited)


2. EARNINGS PER SHARE (EPS) DISCLOSURES (con't):

         In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).



                                                    THREE MONTHS ENDED
                                                       DECEMBER 31,
                                                ---------------------------
                                                  1998               1997
                                                --------           --------
                                                        (Unaudited)
Numerator--Basic and Diluted EPS
  Net (loss) income ..................          $   (672)          $    207
                                                ========           ========
Denominator--Basic EPS
  Common stock outstanding ...........            13,380              5,705
                                                --------           --------
Basic net (loss) income per share ....          $  (0.05)          $   0.04
                                                ========           ========
Denominator--Diluted EPS
  Denominator--Basic EPS .............            13,380              5,705
  Effect of Dilutive Securities:
    Common stock options and warrant .                --                969
    Convertible preferred stock ......                --              3,386
                                                --------           --------
                                                  13,380             10,060
                                                --------           --------
Diluted net (loss) income per share ..          $  (0.05)          $   0.02
                                                ========           ========

         Stock options to purchase 2,384,551 shares of Common Stock at prices ranging from $0.01 to $17.125 per share were outstanding at December 31, 1998 but were not included in the computation of diluted net (loss) income per share, because they were anti-dilutive.

3.  NEW ACCOUNTING STANDARDS:

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company implemented SFAS No. 130 during the first quarter of fiscal 1999 and has restated the prior periods presented to comply with SFAS No. 130. There was no difference between the Company's net (loss) income and its total comprehensive income for the three month periods ended December 31, 1998 and December 31, 1997.

                           ARTISAN COMPONENTS, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS--CONTINUED
                                  (Unaudited)


         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for the Company's 1999 fiscal year that commenced October 1, 1998, with interim reporting required in the second year of application. The Company currently operates in only one industry segment, and therefore considers that SFAS No. 131 will not have any impact on the disclosures in the financial statements.

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

4. STOCKHOLDERS' EQUITY:

         On February 6, 1998, the Company completed the public offering of 3,015,000 shares of Common Stock under a registration statement declared effective by the Securities and Exchange Commission on February 2, 1998 that resulted in aggregate proceeds of $30,150,000 and underwriting commissions and discounts of $2,110,500. In connection with such public offering, certain stockholders of the Company sold an additional 320,000 shares of the Company's Common Stock.

         On May 5, 1998, the Company completed the public offering of 956,190 shares of Common Stock under a registration statement declared effective by the Securities and Exchange Commission on April 29, 1998 that resulted in aggregate proceeds of $17,211,420 and underwriting commissions and discounts of $946,628. In connection with such offering, certain stockholders of the Company sold an additional 2,343,810 shares of the Company's Common Stock.

                            ARTISAN COMPONENTS, INC.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


         The following discussion should be read in conjunction with the Condensed Unaudited Financial Statements and the Notes thereto included elsewhere herein and the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1998 as filed with the Securities and Exchange Commission. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. For a more detailed discussion of these and other business risks, see "--Factors Affecting Future Operating Results."

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

         Revenue consists of license fees received under the terms of license agreements with customers to provide the Company's IP component products. Typically, a customer licenses one or more products that are accompanied by layout databases, views to support a customer's IC design tool environment and design methodology documentation. The license of the Company's products typically involves a sales cycle of six to 12 months and often coincides with a customer's migration to a new manufacturing process. The Company's contracts generally require a customer to pay a license fee to Artisan ranging from approximately $300,000 to $700,000 for each product delivered under a contract. A contract typically calls for an upfront payment of approximately one third of the full contract value with the remainder due upon delivery, generally three to six months later. See "--Factors Affecting Future Operating Results--Lengthy Sales Cycle and Design Process."

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

         Currently, license fees represent substantially all of the Company's revenue. Beginning in late fiscal 1996, however, the Company began implementation of a royalty based business model that is intended to generate revenue from both license fees and future royalties. Royalties will be based on per unit sales of ICs and will generally vary in proportion to the silicon area of an IC occupied by the Company's IP components. To date, the Company has received no royalty revenue, and it does not anticipate receiving any until late fiscal 1999 due to the typical length of time required for the Company to design a component for a customer and for such customer to design, manufacture and bring to market a product incorporating such component. There can be no assurance that the Company will be successful in expanding the number of royalty bearing contracts with customers. The Company generally licenses its products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grants these manufacturers the right to distribute the Company's IP components to their internal design teams and to fabless semiconductor companies that manufacture at the same facility. Given that Artisan provides its products early in the customer's IC design process, there will be a significant delay between the delivery of a product and the generation of royalty revenue. There can be no assurance that the Company will receive any royalty revenue or that, if it does, the amount will be significant. See "--Factors Affecting Future Operating Results--Dependence on New Business Model."

         The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. In the three month period ended December 31, 1998, Taiwan Semiconductor Manufacturing Corporation ("TSMC") and UMC Group ("UMC Group") accounted for 48% and 36% of revenue, respectively. In the three month period ended December 31, 1997, OKI Electric Industry Co., Ltd. ("OKI"), Fujitsu Microelectronics, Inc. ("Fujitsu"), ATI Technologies, Inc. ("ATI"), ST-MICROELECTRONICS S.r.l. ("ST") and NEC Electronics, Inc. ("NEC") accounted for 21%, 18%, 17%, 16% and 14% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. The limited number of semiconductor manufacturers to which the Company can license its products may also have a material adverse effect on the Company's business, operating results and financial condition if any of the Company's customers suffers a deterioration in financial condition or there is a decline in the demand for the semiconductors produced by such manufacturers. For example, in the three month period ended December 31, 1998, the Company experienced delays in customer projects primarily due to the financial and/or business condition of two of its customers that caused the Company to fall short of revenue expectations and also resulted in an operating loss for that period. The Company's business, operating results and financial condition may be materially adversely affected if such customers' project delays continue and/or new or other customers delay new bookings or fail to place anticipated orders. See "--Factors Affecting Future Operating Results--Customer Concentration; Limited Customer Base."

         A substantial portion of the Company's revenue is derived from customers outside the United States. In the three month periods ended December 31, 1998 and 1997, revenue from customers outside the United States, primarily in Asia and Europe, represented approximately 95% and 60%, respectively, of the Company's revenue. The Company anticipates that international revenue will remain a substantial portion of its revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. See "--Factors Affecting Future Operating Results--Risks Associated with International Customers."

         The Company derives substantially all of its revenue from sales of its memory and standard cell products that, together, accounted for 89% and 98% of revenue in the three month periods ended December 31, 1998 and 1997, respectively. The Company expects that memory products, in combination with standard cell products, will continue to account for a substantial portion of the Company's revenue for the foreseeable future. There can be no assurance that the Company will continue to derive revenue from memory or standard cell products and a decline in revenue from such products would have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend in significant part on the successful development, introduction and customer acceptance of new products.

         Since the Company's inception in April 1991, each of the Company's cost and expense categories has progressively increased as the Company has added personnel and increased its activities in these areas. The Company intends to continue making significant expenditures, particularly those associated with engineering and sales and marketing, and expects that these costs and expenses will continue to be a large percentage of revenue in future periods. Whether such expenses increase or decrease as a percentage of revenue will be substantially dependent upon the rate of change of the Company's revenue.

         The Company in the past has experienced delays in the progress of certain projects, and there can be no assurance that such delays will not occur in the future. Any delay or failure to achieve such progress could result in damage to customer relationships and the Company's reputation, under-utilization of engineering resources or a delay in the market acceptance of the Company's products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's contracts with customers generally may be canceled without cause, and if a customer cancels or delays performance under any such contracts, the Company's business, operating results and financial condition could be materially adversely affected. The Company's costs and expenses will be based in part on the Company's expectations of future revenue from license fees. Accordingly, if the Company does not realize its expected revenue, its business, operating results and financial condition could be materially adversely affected. For example, in the three month period ended December 31, 1998, the Company experienced delays in customer projects due to the financial and/or business condition of some of its customers that caused the Company to fall short of revenue expectations and also resulted in an operating loss for that period. The Company does not expect that the rate of growth of its revenues in fiscal 1998 will be sustainable in fiscal 1999 due to deterioration in the demand for semiconductors generally, potentially leading to a decline in new bookings and increasing the likelihood of delays in current projects due to the financial and/or business condition of some of the Company's customers. See "--Factors Affecting Future Operating Results--Fluctuations in Operating Results."

         In connection with the grant of options for the purchase of 96,200 shares of Common Stock to employees during the period from December 1996 through March 1997, the Company recorded aggregate deferred compensation of approximately $198,000 representing the difference between the deemed fair value of the Common Stock and the option exercise price at the date of grant. Such deferred compensation is amortized over the vesting period relating to the options, of which approximately $12,000 was amortized during the three month period ended December 31, 1998. All of such amounts were recorded in product development expenses. In addition, the amortization will result in charges over the next nine quarters aggregating approximately $11,000 per quarter, all of which will be recorded in product development expenses.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected statements of operations data as a percentage of revenue:


                                          THREE MONTHS ENDED
                                             DECEMBER 31,
                                        ----------------------
                                        1998             1997
                                        -----            -----
Revenue ......................          100.0%           100.0%
Cost and expenses:
  Cost of revenue ............           42.9             30.7
  Product development ........           34.0             25.3
  Sales and marketing ........           35.2             23.6
  General and
   administrative ............           27.5             13.7
                                        -----            -----
    Total cost and expenses ..          139.6             93.3
                                        -----            -----
Operating (loss) income ......          (39.6)             6.7
Other income, net ............           15.0              3.4
                                        -----            -----
(Loss) income before provision
 for income taxes ............          (24.6)            10.1
(Benefit) provision for income
 taxes .......................           (2.5)             3.9
                                        -----            -----
Net (loss) income ............          (22.1)%            6.2%
                                        =====            =====

Revenue

         Revenue decreased by 8.8% from $3.3 million in the three month period ended December 31, 1997 to $3.0 million in the three month period ended December 31, 1998. The decline in revenue in the three month period ended December 31, 1998 as compared with the same period in fiscal 1998 was primarily attributable to a decrease in licensing revenue for the Company's memory and standard cell products, which was partially offset by an increase in license revenue for I/O products and the recognition of revenues from support contracts.

Cost and Expenses

         Engineering Costs. Engineering costs are allocated between cost of revenue and product development expenses. Engineering efforts devoted to developing products for specific customer projects are recognized as cost of revenue. The balance of engineering costs, incurred for general development of Artisan's technology, is charged to product development. Engineering costs generally are charged as incurred and do not necessarily correspond to the recognition of revenue under related contracts. Engineering costs increased by 25.1% from $1.9 million in the three month period ended December 31, 1997 to $2.3 million in the three month period ended December 31, 1998. Engineering costs as a percentage of revenue increased from 56.0% in the three month period ended December 31, 1997 to 77.0% in the three month period ended December 31, 1998. The absolute dollar increase in engineering costs in the three month period ended December 31, 1998, as compared with the same period in fiscal 1998, was primarily due to an increase in engineering headcount and, to a lesser extent, purchases of computer equipment, software tools and networking infrastructure and equipment.

                  Cost of Revenue. Cost of revenue increased by 27.3% from $1.0 million in the three month period ended December 31, 1997 to $1.3 million in the three month period ended December 31, 1998. Cost of revenue as a percentage of revenue was 30.7% and 42.9% for the three month periods ended December 31, 1997 and 1998, respectively. The absolute dollar increase in cost of revenue in the three month period ended December 31, 1998, as compared with the same period of fiscal 1998, was due to an increase in headcount and costs associated with delivering product to, and supporting, a growing customer base.

                  Product Development Expenses. Product development expenses increased by 22.3% from $843,000 in the three month period ended December 31, 1997 to $1.0 million in the three month period ended December 31, 1998. Product development expenses as a percentage of revenue increased from 25.3% to 34.0% in the three month periods ended December 31, 1997 and 1998, respectively. The increase in product development expenses in the three month period ended December 31, 1998, as compared with the same period in fiscal 1998, was attributable to an increase in engineering headcount and, to a lesser extent, purchases of computer equipment, software tools and networking infrastructure and equipment.

         Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Costs of pre-sale customer support are also charged to sales and marketing. Sales and marketing expenses increased by 36.1% from $785,000 in the three month period ended December 31, 1997 to $1.1 million in the three month period ended December 31, 1998. Sales and marketing expense as a percentage of revenue increased from 23.6% to 35.2% in the three month periods ended December 31, 1997 and 1998, respectively. The increase in absolute dollars in sales and marketing expenses in the three month period ended December 31, 1998, as compared with the same period in fiscal 1998, was primarily attributable to increases in sales and marketing headcount, commissions expense and travel to support an expanded customer coverage model.

         General and Administrative Expenses. General and administrative expenses increased by 83.7% from $455,000 in the three month period ended December 31, 1997 to $836,000 in the three month period ended December 31, 1998. As a percentage of revenue, general and administrative expenses increased from 13.7% to 27.5% in the three month periods ended December 31, 1997 and 1998, respectively. The absolute dollar increase in general and administrative expenses in the first quarter of fiscal 1999 as compared with the same period in fiscal 1998, was primarily due to an increase in the provision for doubtful accounts receivable related to deterioration in the financial and/or business condition of two of the Company's customers.

Other Income

         Other income increased by 296.5% from $115,000 in the three month period ended December 31, 1997 to $456,000 in the three month period ended December 31, 1998. Other income as a percentage of revenue increased from 3.4% to 15.0% for the three month periods ended December 31, 1997 and 1998, respectively. The growth in other income in the three month period ended December 31, 1998, as compared with the same period in fiscal 1998, primarily reflects interest income earned on the proceeds from the Company's February 1998 initial public offering and the Company's April 1998 public offering.

Income Taxes

         The income tax provision was $130,000 for the three month period ended December 31, 1997 and for the three month period ended December 31, 1998, the income tax benefit was $75,000. The effective tax rate decreased from 38.6% to a benefit of 10.0% for the three month periods ended December 31, 1997 and 1998, respectively. The decrease in effective tax rates for the respective periods was primarily due to the operating loss recorded by the Company in the first quarter of fiscal 1999 and was also due to the Company investing the proceeds from its public offerings in securities that are exempt from federal taxation.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations primarily from license revenue received from inception to December 31, 1998, the net proceeds of $27.1 million from its February 1998 initial public offering of Common Stock, the net proceeds of $15.8 million from its April 1998 public offering of Common Stock and, to a lesser extent, the proceeds of approximately $7.7 million from the sale of Preferred Stock and a warrant.

         The Company's operating activities provided net cash of $703,000 and $471,000 in the three month periods ended December 31, 1997 and 1998, respectively. Net cash provided by operating activities in the three month period ended December 31, 1997 was due to net income, depreciation and amortization, an increase in deferred revenue and increases in accounts payable and other liabilities, and was partially offset by an increase in contract receivables and an increase in prepaid expenses and other assets. Net cash provided by operating activities in the three month period ended December 31, 1998 was due to depreciation and amortization, an increase in deferred revenue and increases in accounts payable and other liabilities and was partially offset by the Company's net loss, an increase in net contract receivables and an increase in prepaid expenses and other assets.

         Net cash used in investing activities was $742,000 and $1.4 million in the three month periods ended December 31, 1997 and 1998, respectively. In the three month period ended December 31, 1997, investing activities consisted primarily of purchases of property and equipment partially offset by proceeds from sales of marketable securities. In the three month period ended December 31, 1998, investing activities consisted of purchases of property and equipment and purchases of marketable securities.

         Net cash provided by financing activities was $7,000 and $40,000 in the three month periods ended December 31, 1997 and 1998, respectively. Net cash provided by financing activities in both periods consisted of proceeds from the issuance of Common Stock.

         At December 31, 1998, the Company had cash, cash equivalents and current marketable securities of $47.2 million. As of December 31, 1998, the Company had retained earnings of $2.6 million and working capital of $47.8 million, including the current portion of deferred revenue of $2.5 million.

         The Company intends to continue to invest heavily in the development of new products and enhancements to its existing products. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license revenue, available borrowings under line of credit arrangements and other factors. The Company believes that its current cash and investment balances and any cash generated from operations and from available or future debt financing will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. The Company anticipates spending approximately $2.6 million for capital expenditures over the next 12 months. However, from time to time, the Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, operating results and financial condition. See "--Factors Affecting Future Operating Results--Future Capital Needs; Uncertainty of Additional Funding."

NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company implemented SFAS No. 130 during the first quarter of fiscal 1999 and has restated all prior periods presented to comply with SFAS No. 130. There was no difference between the Company's net (loss) income and its total comprehensive income for the three month periods ended December 31, 1998 and December 31, 1997.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for the Company's 1999 fiscal year that commenced October 1, 1998, with interim reporting required in the second year of application. The Company currently operates in only one industry segment, and therefore considers that SFAS No. 131 will not have any impact on the disclosures in the financial statements.

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

YEAR 2000 READINESS

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company is currently reviewing its products and its internal use systems and software in order to identify and modify those products, systems and software that are not Year 2000 compliant. The costs associated with this review effort are not incremental to the Company and represent a reallocation of existing resources. Additionally, in the normal course of business, the Company has made capital investments in certain third party software and hardware systems to address its operational needs. These systems, which are intended to improve efficiency and productivity, have been certified Year 2000 compliant by the respective vendors and have been or will be installed by July 31, 1999. To date, all of these capital projects were part of the Company's capital plan and their timing was not accelerated as a result of the Year 2000 issue. Total estimated expenditures related to these capital projects for the quarter ended December 31, 1998 were $2.0 million. While the Company believes it has made substantial progress in resolving all identified Year 2000 issues, additional testing is planned during fiscal 1999 to reasonably ensure Year 2000 readiness. Irrespective of the outcome of such testing, the Company believes it will be able to continue to conduct its business, possibly at reduced volume, using its existing Year 2000 compliant systems and software until any remaining Year 2000 issues have been resolved. The Company is also reviewing its building and utility systems (heat, light, phones, etc.) for the impact of the Year 2000 issue. Many of these systems are Year 2000 ready. Although there can be no assurance that the Company will be able to complete any required modifications prior to the year 2000, that unanticipated events will not occur, or that the Company will be able to identify any remaining Year 2000 issues before problems manifest themselves, it is management's belief that the Company is taking adequate action to address all related issues. Management does not expect the financial impact of Year 2000 compliance to be material to the Company's financial position, results of operations or cash flows.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company places its investments with high credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk.

         The Company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

         The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at December 31, 1998. All investments mature in one year or less.

                                                             AVERAGE RATE OF
                                                                RETURN AT
                                         CARRYING VALUE     DECEMBER 31, 1998
                                         --------------     -----------------
                                          (IN THOUSANDS)       (ANNUALIZED)
INVESTMENT SECURITIES:
Cash Equivalents - variable rate             $ 1,915             4.86%
Money market funds - variable rate           $    72             1.25%
Short-term investments - fixed rate          $45,248             3.75%
                                             -------
       Total investment securities           $47,235
                                             =======

FACTORS AFFECTING FUTURE OPERATING RESULTS

         FLUCTUATIONS IN OPERATING RESULTS. The Company's operating results have fluctuated in the past as a result of a number of factors including the relatively large size and small number of customer orders during a given period; the timing of customer orders; delays in the design process due to changes by a customer to its order after it is placed; the Company's ability to achieve progress on percentage of completion contracts; the length of the Company's sales cycle; the Company's ability to develop, introduce and market new products and product enhancements; the timing of new product announcements and introductions by the Company and its competitors; market acceptance of the Company's products; the demand for semiconductors and end user products that incorporate semiconductors; and general economic conditions. The Company's future operating results may fluctuate from quarter to quarter and on an annual basis as a result of these and other factors, in particular the relatively large size and small number of customer orders during a given period and the rate of royalties recognized in a given period. Accordingly, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially. For example, on December 16, 1998, the Company announced that it expected revenue in the fiscal quarter ended December 31, 1998 to be lower than industry analysts' expectations. The limited number of semiconductor manufacturers to which the Company can license its products may also have a material adverse effect on the Company's business, operating results and financial condition if any of the Company's customers suffers a deterioration in financial condition or there is a decline in the demand for the semiconductors produced by such manufacturers. For example, in the three month period ended December 31, 1998, the Company experienced delays in customer projects primarily due to the financial and/or business condition of two of its customers that caused the Company to fall short of revenue expectations and also resulted in an operating loss for that period. The Company's business, operating results and financial condition may be materially adversely affected if such customers' project delays continue and/or new or other customers delay new bookings or fail to place anticipated orders.

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

         The Company's sales cycle can be lengthy and is subject to a number of risks over which the Company has little or no control. As a result of the significant dollar amounts represented by a single customer order, the timing of the receipt of an order can have a significant impact on the Company's revenue for a particular period. In addition, because the Company's revenue is concentrated among a small number of customers, a decline or a delay in the recognition of revenue from one customer in a period may cause the Company's business, operating results and financial condition in such period to be materially adversely affected and may lead to significant fluctuations from quarter to quarter. Any significant or ongoing failure to obtain new orders from customers or to collect outstanding accounts receivable would have a material adverse effect on the Company's business, operating results and financial condition. The Company does not expect that the rate of growth of its revenues in fiscal 1998 will be sustainable in fiscal 1999 due to deterioration in the demand for semiconductors generally, potentially leading to a decline in new bookings and increasing the likelihood of delays in current projects due to the financial and/or business condition of some of the Company's customers.

         To date, a substantial majority of the Company's revenue has been recognized on a percentage of completion method. Provisions for estimated losses on the uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. As the completion period ranges from three to six months, revenue in any quarter is dependent on the Company's progress toward completion of the project. There can be no assurance that the Company's estimates will be accurate, and, in the event they are not, the Company's business, operating results and financial condition in subsequent periods could be materially adversely affected. From time to time, the Company experiences delays in the progress of certain projects, and there can be no assurance that such delays will not occur in the future. Any delay or failure to achieve such progress could result in damage to customer relationships and the Company's reputation, under-utilization of engineering resources or a delay in the market acceptance of the Company's products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's contracts with customers generally may be canceled without cause, and, if a customer cancels or delays performance under any such contracts, the Company's business, operating results and financial condition could be materially adversely affected.

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

         COMPETITION. The Company's strategy of targeting semiconductor manufacturers that participate in, or may enter, the System-on-a-Chip market requires the Company to compete in intensely competitive markets. Within the merchant segment of the IP component market, the Company competes primarily against Aspec Technology, Inc., Avant! Corporation, Duet Corporation, Mentor Graphics Corporation and the Silicon Architects division of Synopsys, Inc. In addition, the Company may face competition from consulting firms and companies that typically have operated in the generic library segment of the IP market and that now seek to offer customized IP components as enhancements to their generic solutions. The Company also faces significant competition from the internal design groups of the semiconductor manufacturers that are expanding their manufacturing capabilities and portfolio of IP components to participate in the System-on-a-Chip market. These internal design groups compete with the Company for access to the parent's IP component requisitions and may eventually compete with the Company to supply IP components to third parties on a merchant basis. There can be no assurance that internal design groups will not expand their product offerings to compete directly with those of the Company or will not actively seek to participate as merchant vendors in the IP component market by selling to third party semiconductor manufacturers or, if they do, that the Company will be able to compete against them successfully. In addition to competition from companies in the merchant IP component market, the Company faces competition from vendors that supply electronic design automation ("EDA") software tools, including certain of those mentioned above, and there can be no assurance that the Company will be able to compete successfully against them.

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

         DEPENDENCE ON NEW BUSINESS MODEL. The Company has historically generated revenue from license fees. Beginning in late fiscal 1996, however, the Company began implementation of a royalty based business model that is intended to generate revenue from both license fees and future royalties. The Company is still in the process of implementing this royalty based business model. The Company believes the introduction, as opposed to the operation, of the royalty based business model has been a limited success in that the majority of the Company's licensees, including all new licensees with whom the Company has contracted since August 1996, have agreed to a royalty based model. However, certain licensees, which have previously contracted with the Company on a license fee only basis, have resisted conversion to a royalty based model. As a result, the Company believes that until all of its customers have adopted the royalty based model, the introduction of such model can only be described as a limited success. There can be no assurance that the Company will be able to complete the implementation of the royalty based model successfully, or that, when fully implemented, this model will have the anticipated benefits. The failure of the Company to implement its new business model successfully could have a material adverse effect on the Company's business, operating results and financial condition. To date, the Company has received no royalty revenue, and it does not anticipate receiving any prior to late fiscal 1999 due to the typical length of time required for the Company to design a component for a customer and for such customer to design, manufacture and bring to market a product incorporating such component. There can be no assurance that the Company will ever receive any royalty revenue or that, if it does, the amount will be significant. See "--Dependence on Semiconductor Manufacturers; Dependence on Semiconductor and Electronics Industries" and "--Customer Concentration; Limited Customer Base."

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

         CUSTOMER CONCENTRATION; LIMITED CUSTOMER BASE. The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. In the three month period ended December 31, 1998, TSMC and UMC Group accounted for 48% and 36% of revenue, respectively. In the three month period ended December 31, 1997, OKI, Fujitsu, ATI, ST and NEC accounted for 21%, 18%, 17% 16% and 14% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. None of the Company's customers has a written agreement with the Company that obligates it to license future generations of products or new products, and there can be no assurance that any customer will license IP components from the Company in the future. In addition, there can be no assurance that any of the Company's customers will ship products incorporating the Company's technology or that, if such shipments occur, they will generate significant revenue. The loss of one or more of the Company's major customers, reduced orders by one or more of such customers, the failure of one or more customers to pay license fees due to the Company or the failure of a customer to ship products containing the Company's IP components could materially adversely affect the Company's business, operating results and financial condition. For example, in the three month period ended December 31, 1998, the Company experienced delays in customer projects primarily due to the financial and/or business condition of two of its customers that caused the Company to fall short of revenue expectations and also resulted in an operating loss for that period. The Company's business, operating results and financial condition may be materially adversely affected if such customers' project delays continue and/or new or other customers delay new bookings or fail to place anticipated orders.

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

         PRODUCT CONCENTRATION. The Company derives substantially all of its revenue from sales of its memory and standard cell products that, together, accounted for 89% and 98% of revenue in the three month periods ended December 31, 1998 and 1997, respectively. The Company expects that memory products, in combination with standard cell products, will continue to account for a substantial portion of the Company's revenue for the foreseeable future. There can be no assurance that the Company will continue to derive revenue from memory or standard cell products and a decline in revenue from such products would have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend in significant part on the successful development, introduction and customer acceptance of new products. See "--New Product Development and Technological Change."

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

         RISKS ASSOCIATED WITH INTERNATIONAL CUSTOMERS. A substantial portion of the Company's revenue is derived from customers outside the United States. In the three month periods ended December 31, 1998 and 1997, revenue derived from customers outside the United States, primarily in Asia and Europe, represented approximately 95% and 60% of the Company's revenue, respectively. The Company anticipates that international revenue will remain a substantial portion of revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. In the event that the Company's competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the U.S. dollar, the Company may experience fewer orders from international customers whose business is based primarily on the less expensive currency. During the quarter ended December 31, 1998, the Company continued to experience delays in the receipt of orders expected from existing and prospective foreign customers whose businesses were negatively affected by the decline in the demand for semiconductors as well as the general deterioration in economic conditions in their countries or in such customers' financial condition. There can be no assurance that the deferred orders will be placed in future periods or at all. There can be no assurance that present or future dislocations with respect to the Asian financial markets will not have a material adverse effect on the Company's business, operating results and financial condition. The Company intends to continue to expand its sales and marketing activities in Asia and Europe. The Company's expansion of its international business involves a number of risks including the impact of possible recessionary environments in economies outside the United States; political and economic instability; exchange rate fluctuations; longer accounts receivable collection periods; greater difficulty in accounts receivable collection; unexpected changes in regulatory requirements; reduced or limited protection for intellectual property rights; export license requirements; tariffs and other trade barriers and potentially adverse tax consequences. There can be no assurance that the Company will be able to sustain or increase revenue derived from international customers or that the foregoing factors will not have a material adverse effect on the Company's business, operating results and financial condition.

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

         MANAGEMENT OF GROWTH. The ability of the Company to license its products and manage its business successfully in a rapidly evolving market requires an effective planning and management process. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. From December 31, 1997 to December 31, 1998, the Company grew from 72 to 90 employees or full-time equivalents. The Company's customers rely heavily on the Company's technological expertise in designing, testing and manufacturing products incorporating the Company's IP components. Relationships with new customers generally require significant engineering support. As a result, any increase in the demand for the Company's products will increase the strain on the Company's personnel, particularly its engineers. The Company's financial and management controls, reporting systems and procedures are also limited. Although some new controls, systems and procedures have been implemented, the Company's future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls, and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition. Further, the Company will be required to manage multiple relationships with various customers and other third parties and must successfully implement its new business model. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to offer its services and products successfully and to implement its business plan. The Company's inability to manage any future growth effectively would have a material adverse effect on the Company's business, operating results and financial condition.

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

         FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company intends to continue to invest heavily in the development of new products and enhancements to its existing products. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license revenue, available borrowings under line of credit arrangements and other factors. The Company believes that the its current cash balances and investment balances and any cash generated from operations and from available or future debt financing will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. The Company anticipates spending approximately $2.6 million for capital expenditures over the next 12 months. However, from time to time, the Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, operating results and financial condition.

         POTENTIAL VOLATILITY OF STOCK PRICE. The trading price of the Company's Common Stock has in the past been and could in the future be subject to significant fluctuations in response to quarterly variations in the Company's results of operations; announcements regarding the Company's product developments; announcements of technological innovations or new products by the Company, its customers or competitors; release of reports by securities analysts; changes in security analysts' recommendations; developments or disputes concerning patents or proprietary rights or other events. Also, at some future time, the Company's revenues and results of operations may be below the expectations of public market securities analysts or investors, resulting in significant fluctuations in the market price of the Company's Common Stock. For example, on December 16, 1998, the Company announced that it expected revenue in the fiscal quarter ended December 31, 1998 to be lower than industry analysts' expectations. In addition, the securities markets have from time to time experienced significant price and volume fluctuations which have particularly affected the market prices for high technology companies and which often are unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations as well as general economic, political and market conditions, may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has occurred against that company. Such litigation could result in substantial costs and would at a minimum divert management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities.


ITEM 2: Changes in Securities and Use of Proceeds

         Use of Proceeds. With respect to the requirements of Item 701(f) of Regulation S-K regarding the reporting of use of proceeds, pursuant to the information required to be reported by Item 701(f)(4)(viii), the Company funded its operations in the quarter ended December 31, 1998 with cash provided by operations and did not expend the proceeds of its initial public offering. The proceeds have been invested in short and long term securities until such time as the Company has need of them.

ITEM 6: Exhibits

     (a)  Exhibits

        27.1   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 12, 1999

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