Form 10-Q
period 1999-03-31
ARTISAN COMPONENTS INC
filed 1999-05-14
CIK 1048982

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

     (Mark One)
        [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 1999

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

                              Yes  [X]  No  [ ]

As of March 31, 1999 there were 13,536,066 shares of the Registrant's Common Stock outstanding.

================================================================================

                            ARTISAN COMPONENTS, INC.

                                    Form 10-Q

                                      INDEX

                                                                                           Page No.
                                                                                           --------
Cover Page .................................................................................   1

Index ......................................................................................   2

PART I - Financial Information

     ITEM 1 - Financial statements

     Condensed Balance Sheets - March 31, 1999 and September 30, 1998 ......................   3

     Condensed Statements of Operations
                Three Months and Six Months Ended March 31, 1999 and 1998 ..................   4

     Condensed Statements of Cash Flows
                Six Months Ended March 31, 1999 and 1998 ...................................   5

     Notes to Condensed Financial Statements ...............................................   6

     ITEM 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .......................................   9

PART II - Other Information

     ITEM 2 - Changes in Securities and Use of Proceeds ....................................  27

     ITEM 4 - Submission of Matters to a Vote of Security Holders...........................  27

     ITEM 6 - Exhibits......................................................................  27

Signatures..................................................................................  28

                            ARTISAN COMPONENTS, INC.

                            CONDENSED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    MARCH 31,     SEPTEMBER 30,
                                                                      1999           1998(1)
                                                                    ---------     -------------
                                                                   (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents ..................................      $ 42,905        $ 36,516
  Contract receivables (net of allowance of
   $724 and $430 at March 31, 1999 and
   September 30, 1998, respectively) .........................         5,361           5,052
  Marketable securities ......................................         3,495          10,688
  Prepaid expenses and other current assets ..................         1,702           1,350
                                                                    --------        --------
    Total current assets .....................................        53,463          53,606
Property and equipment, net ..................................         6,549           5,387
Deferred tax asset ...........................................            82              82
Other assets .................................................           479             414
                                                                    --------        --------
    Total assets .............................................      $ 60,573        $ 59,489
                                                                    ========        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses ......................      $  2,962        $  1,704
  Deferred tax liability .....................................           976             976
  Deferred revenue ...........................................         1,807           1,052
                                                                    --------        --------
    Total current liabilities ................................         5,745           3,732
Deferred rent ................................................            78              53
Deferred revenue and other long term liabilities .............           120             165
                                                                    --------        --------
    Total liabilities ........................................         5,943           3,950
                                                                    --------        --------
Stockholders' Equity:
 Convertible Preferred Stock, $0.001 par value:
  Authorized: 5,000 shares at March 31, 1999
   and September 30, 1998
  Issued and outstanding: None at March 31,
   1999 and September 30, 1998 ...............................            --              --
 Common Stock, $0.001 par value:
  Authorized: 50,000 shares;
  Issued and outstanding: 13,536 and 13,368
   shares at March 31, 1999 and September 30,
   1998, respectively ........................................            14              13
 Additional paid in capital ..................................        52,707          52,235
 Retained earnings ...........................................         1,909           3,291
                                                                    --------        --------
    Total stockholders' equity ...............................        54,630          55,539
                                                                    --------        --------
    Total liabilities and stockholders' equity ...............      $ 60,573        $ 59,489
                                                                    ========        ========

------------

(1)   Derived from the Registrant's audited Balance Sheet as of September 30,
      1998.

                 The accompanying notes are an integral part of
                      these condensed financial statements.

                            ARTISAN COMPONENTS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    THREE MONTHS             SIX MONTHS
                                                   ENDED MARCH 31,          ENDED MARCH 31,
                                               ---------------------    ---------------------
                                                 1999         1998        1999         1998
                                               --------     --------    --------     --------
Revenue ...................................    $  2,904     $  3,760    $  5,940     $  7,089
Cost and expenses:
  Cost of revenue .........................       1,244        1,076       2,549        2,100
  Product development .....................       1,358          871       2,388        1,714
  Sales and marketing .....................       1,121        1,017       2,189        1,802
  General and administrative ..............         529          438       1,365          893
                                               --------     --------    --------     --------
    Total cost and expenses ...............       4,252        3,402       8,491        6,509
                                               --------     --------    --------     --------
Operating (loss) income ...................      (1,348)         358      (2,551)         580
Other income ..............................         388          192         843          307
                                               --------     --------    --------     --------
(Loss) income before provision
   for income taxes .......................        (960)         550      (1,708)         887
(Benefit) provision for income
   taxes ..................................        (250)         159        (325)         289
                                               --------     --------    --------     --------
Net (loss) income .........................    $   (710)    $    391    $ (1,383)    $    598
                                               ========     ========    ========     ========
Basic net (loss) income per share .........    $  (0.05)    $   0.04    $  (0.10)    $   0.08
                                               ========     ========    ========     ========
Diluted net (loss) income per share .......    $  (0.05)    $   0.03    $  (0.10)    $   0.05
                                               ========     ========    ========     ========
Shares used in computing:
  Basic net (loss) income per share .......      13,485        9,780      13,433        7,771
  Diluted net (loss) income per share .....      13,485       12,520      13,433       11,261

                 The accompanying notes are an integral part of
                      these condensed financial statements.

                            ARTISAN COMPONENTS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    MARCH 31,
                                                             -----------------------
                                                               1999           1998
                                                             --------       --------
Cash flows from operating activities:
  Net (loss) income .......................................  $ (1,383)      $    598
  Adjustments to reconcile net
   (loss) income to net cash provided
   by operating activities:
    Depreciation and
     amortization .........................................     1,158            829
    Gain on sale/disposal of
     fixed assets .........................................       (33)           (38)
    Provision for doubtful
     accounts .............................................       294             --
    Compensation expense for
     options granted ......................................        44             35
    Changes in assets and
     liabilities:
      Contract receivables ................................      (603)          (533)
      Deferred revenue ....................................       754            227
      Prepaid expenses and other
       assets .............................................      (477)          (613)
      Deferred rent .......................................        26            (26)
      Deferred taxes ......................................        --             --
      Accounts payable and
       other liabilities ..................................     1,115            517
                                                             --------       --------
        Net cash provided by
         operating activities .............................       895            996
                                                             --------       --------
Cash flows from investing activities:
  Acquisition of property and
   equipment ..............................................    (2,188)        (2,179)
  Proceeds from sale of property
   and equipment ..........................................        60             50
  Purchase of marketable
   securities .............................................    (2,095)       (25,656)
  Proceeds from sale of
   marketable securities ..................................     9,287             --
                                                             --------       --------
        Net cash provided by (used
         in) investing activities .........................     5,064        (27,785)
                                                             --------       --------
Cash flows from financing activities:
  Proceeds from issuance of
   Common Stock ...........................................       430         27,299
                                                             --------       --------
        Net cash provided by
         financing activities .............................       430         27,299
                                                             --------       --------
Net increase in cash
 and cash equivalents .....................................     6,389            510
Cash and cash equivalents,
 beginning of period ......................................    36,516          1,069
                                                             --------       --------
Cash and cash equivalents,
 end of period ............................................  $ 42,905       $  1,579
                                                             ========       ========
CASH PAID FOR:
  Income taxes ............................................  $     --       $     23
                                                             ========       ========
SUPPLEMENTAL DISCLOSURE OF
 NONCASH ACTIVITIES:
  Fixed asset acquisitions in
   exchange for accounts payable ..........................  $    143       $     23
                                                             ========       ========
  Compensation expense for
   options granted ........................................  $     44       $     35
                                                             ========       ========

              The accompanying notes are an integral part of these
                         condensed financial statements.

                            ARTISAN COMPONENTS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION:

         The accompanying unaudited condensed financial statements of ARTISAN COMPONENTS, INC. (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The year end balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three and six month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999 or any other future period. The unaudited, condensed, interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended September 30, 1998 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 23, 1998.

2. EARNINGS PER SHARE (EPS) DISCLOSURES:

         Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted" method) and exercise of stock options and warrants for all periods. Dilutive potential common shares are not included during periods in which the Company experienced a net loss as the impact would be anti-dilutive.

                            ARTISAN COMPONENTS, INC.

                                   (Unaudited)


2. EARNINGS PER SHARE (EPS) DISCLOSURES (con't):

         In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        MARCH 31,                MARCH 31,
                                                 ----------------------    ---------------------
                                                   1999          1998        1999          1998
                                                 --------       -------    --------      -------
                                                       (Unaudited)               (Unaudited)
Numerator--Basic and Diluted EPS
  Net (loss) income ...........................  $   (710)      $   391    $ (1,383)     $   598
                                                 ========       =======    ========      =======
Denominator--Basic EPS
  Common stock outstanding ....................    13,485         9,780      13,433        7,771
                                                 --------       -------    --------      -------
Basic net (loss) income per share .............  $  (0.05)      $  0.04    $  (0.10)     $  0.08
                                                 ========       =======    ========      =======
Denominator--Diluted EPS
  Denominator--Basic EPS ......................    13,485         9,780      13,433        7,771
  Effect of Dilutive Securities:
    Common stock options and warrant ..........        --         1,432          --        1,158
    Convertible preferred stock ...............        --         1,308          --        2,332
                                                 --------       -------    --------      -------
                                                   13,485        12,520      13,433       11,261
                                                 --------       -------    --------      -------
Diluted net (loss) income per share ...........  $  (0.05)      $  0.03    $  (0.10)     $  0.05
                                                 ========       =======    ========      =======

         Stock options to purchase 2,575,147 shares of Common Stock at prices ranging from $0.01 to $17.125 per share were outstanding at March 31, 1999 but were not included in the computation of diluted net loss per share, because they were anti-dilutive.

3. NEW ACCOUNTING STANDARDS:

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company implemented SFAS No. 130 during the first quarter of fiscal 1999 and has restated the prior periods presented to comply with SFAS No. 130. There was no difference between the Company's net (loss) income and its total comprehensive income for the three and six month periods ended March 31, 1999 and March 31, 1998.

                            ARTISAN COMPONENTS, INC.

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

     Currently, license fees represent substantially all of the Company's revenue. Beginning in late fiscal 1996, however, the Company began implementation of a royalty based business model that is intended to generate revenue from both license fees and future royalties. Royalties will generally be based on per unit sales of ICs and may vary in proportion to the silicon area of an IC occupied by the Company's IP components. The Company generally licenses its products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grants these manufacturers the right to distribute the Company's IP components to their internal design teams and to distribute and sublicense to semiconductor design companies that manufacture at the same facility. There can be no assurance that the Company will be successful in expanding the number of royalty bearing contracts with customers. Given that Artisan provides its products early in the customer's IC design process, there will be a significant delay between the delivery of a product and the generation of royalty revenue. To date, the Company has received no royalty revenue due to the typical length of time required for the Company to design a component for a customer and for such customer to design, manufacture and bring to market a product incorporating such component. There can be no assurance that the Company will receive any royalty revenue or that, if it does, the amount will be significant. See "--Factors Affecting Future Operating Results--Dependence on New Business Model."

     The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. In the three month period ended March 31, 1999, Conexant Systems, Inc. ("Conexant") and NEC Electronics, Inc. ("NEC") accounted for 44% and 32% of revenue, respectively. In the six month period ended March 31, 1999, Taiwan Semiconductor Manufacturing Corporation ("TSMC"), Conexant, UMC Group ("UMC Group"), and NEC accounted for 27%, 22%, 20% and 16% of revenue, respectively. In the three month period ended March 31, 1998, Newport Wafer-Fab Ltd. ("Newport"), Hitachi, Ltd. ("Hitachi"), TSMC, VLSI Technology, Inc. ("VLSI Technology") and NEC accounted for 20%, 18%, 16%, 11% and 10% of revenue, respectively. In the six month period ended March 31, 1998, TSMC, OKI Electric Industry Co., Ltd. ("OKI"), STMicroelectronics N.V. ("ST"), NEC and Newport accounted for 13%, 13%, 12%, 12% and 11% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. The limited number of semiconductor manufacturers to which the Company can license its products may also have a material adverse effect on the Company's business, operating results and financial condition if any of the Company's customers suffers a deterioration in financial condition or there is a decline in the demand for the semiconductors produced by such manufacturers. The Company's business, operating results and financial condition may also be materially adversely affected if customers experience project delays and/or new or existing customers delay new bookings or fail to place anticipated orders. See "--Factors Affecting Future Operating Results--Customer Concentration; Limited Customer Base."

     Historically, a substantial portion of the Company's revenue has been derived from customers outside the United States ("international revenue"). In the three and six month periods ended March 31, 1999, international revenue, primarily from Asia and Europe, represented approximately 29% and 63%, respectively, of the Company's revenue. In the three and six month periods ended

March 31, 1998, international revenue represented approximately 86% and 82%, respectively, of the Company's revenue. The Company anticipates that international revenue will remain a substantial portion of its revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. See "--Factors Affecting Future Operating Results--Risks Associated with International Customers."

     The Company derives substantially all of its revenue from sales of its memory and standard cell products that, together, accounted for 90% and 89% of revenue in the three and six month periods ended March 31, 1999, respectively. In each of the three and six month periods ended March 31, 1998, memory and standard cell products together accounted for 98% of revenue, respectively. The Company expects that memory products and standard cell products will continue to account for a substantial portion of the Company's revenue for the foreseeable future. There can be no assurance that the Company will continue to derive revenue from memory or standard cell products and a decline in revenue from such products would have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend in significant part on the successful development, introduction and customer acceptance of new products.

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

     The Company in the past has experienced delays in the progress of certain projects, and there can be no assurance that such delays will not occur in the future. Any delay or failure to achieve such progress could result in damage to customer relationships and the Company's reputation, under-utilization of engineering resources or a delay in the market acceptance of the Company's products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's contracts with customers generally may be canceled without cause, and if a customer cancels or delays performance under any such contracts, the Company's business, operating results and financial condition could be materially adversely affected. The Company's costs and expenses will be based in part on the Company's expectations of future revenue. Accordingly, if the Company does not realize its expected revenue, its business, operating results and financial condition could be materially adversely affected. The Company has recently experienced periods of negative growth as well as declines in the rate of growth of its revenue as compared with prior periods, due primarily to deterioration in the demand for semiconductors generally. There can be no assurance that the Company will return to positive revenue growth in the future. See "--Factors Affecting Future Operating Results--Fluctuations in Operating Results."

     In connection with the grant of options for the purchase of 96,200 shares of Common Stock to employees during the period from December 1996 through March 1997, the Company recorded aggregate deferred compensation of approximately $198,000 representing the difference between the deemed fair value of the Common Stock and the option exercise price at the date of grant. Such deferred compensation is amortized over the vesting period relating to the options, of which approximately $11,000 and $23,000 were amortized during the three and six month periods ended March 31, 1999. All of such amounts were recorded in product development expenses. In addition, the amortization will result in charges over the next eight quarters aggregating approximately $11,000 per quarter, all of which will be recorded in product development expenses.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected statements of operations data as a percentage of revenue:

                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 MARCH 31,                  MARCH 31,
                                           --------------------       --------------------
                                            1999          1998         1999          1998
                                           ------        ------       ------        ------
Revenue ................................    100.0%        100.0%       100.0%        100.0%
Cost and expenses:
  Cost of revenue ......................     42.8          28.6         42.9          29.6
  Product development ..................     46.8          23.2         40.2          24.2
  Sales and marketing ..................     38.6          27.0         36.9          25.4
  General and
   administrative ......................     18.2          11.7         23.0          12.6
                                           ------        ------       ------        ------
    Total cost and expenses ............    146.4          90.5        143.0          91.8
                                           ------        ------       ------        ------
Operating (loss) income ................    (46.4)          9.5        (43.0)          8.2
Other income, net ......................     13.4           5.1         14.2           4.3
                                           ------        ------       ------        ------
(Loss) income before provision
 for income taxes ......................    (33.0)         14.6        (28.8)         12.5
(Benefit) provision for income
 taxes .................................     (8.6)          4.2         (5.5)          4.1
                                           ------        ------       ------        ------
Net (loss) income ......................    (24.4)%        10.4%       (23.3)%         8.4%
                                           ======        ======       ======        ======

Revenue

     Revenue decreased by 22.8% from $3.8 million in the three month period ended March 31, 1998 to $2.9 million in the three month period ended March 31, 1999. Revenue decreased by 16.2% from $7.1 million in the six month period ended March 31, 1998 to $5.9 million in the six month period ended March 31, 1999. The decline in revenue in the three and six month periods ended March 31, 1999 as compared with the same periods in fiscal 1998 was primarily attributable to decreased licensing of the Company's memory products, which was partially offset by an increase in the sale of standard cell and I/O products and the recognition of revenues from support contracts.

Cost and Expenses

     Engineering Costs. Engineering costs are allocated between cost of revenue and product development expenses. Engineering efforts devoted to developing products for specific customer projects are recognized as cost of revenue. The balance of engineering costs, incurred for general development of Artisan's technology, is charged to product development. Engineering costs generally are charged as incurred and do not necessarily correspond to the recognition of revenue under related contracts. Engineering costs increased by 33.6% from $1.9 million in the three month period ended March 31, 1998 to $2.6 million in the three month period ended March 31, 1999. Engineering costs increased by 29.4% from $3.8 million in the six month period ended March 31, 1998 to $4.9 million in the six month period ended March 31, 1999. Engineering costs as a percentage of revenue increased from 51.8% and 53.8% in the three and six month periods ended March 31, 1998, respectively, to 89.6% and 83.1% in the three and six month periods ended March 31, 1999, respectively. The absolute dollar increase in engineering costs in the three and six month periods ended March 31, 1999, as compared with the same periods in fiscal 1998, was primarily due to an increase in engineering headcount and, to a lesser extent, purchases of computer equipment, software tools and networking infrastructure and equipment.

          Cost of Revenue. Cost of revenue increased by 15.6% from $1.1 million in the three month period ended March 31, 1998 to $1.2 million in the three month period ended March 31, 1999. Cost of revenue increased by 21.4% from $2.1 million in the six month period ended March 31, 1998 to $2.5 million in the six month period ended March 31, 1999. Cost of revenue as a percentage of revenue was 28.6% and 42.8% for the three month periods ended March 31, 1998 and 1999, respectively. Cost of revenue as a percentage of revenue was 29.6% and 42.9% for the six month periods ended March 31, 1998 and 1999, respectively. The absolute dollar increase in cost of revenue in the three and six month periods ended March 31, 1999, as compared with the same periods of fiscal 1998, was due to an increase in headcount and costs associated with delivering product to, and supporting, a growing customer base.

          Product Development Expenses. Product development expenses increased by 55.9% from $871,000 in the three month period ended March 31, 1998 to $1.4 million in the three month period ended March 31, 1999. Product development expenses increased by 39.3% from $1.7 million in the six month period ended March 31, 1998 to $2.4 million in the six month period ended March 31, 1999. Product development expenses as a percentage of revenue increased from 23.2% to 46.8% in the three month periods ended March 31, 1998 and 1999, respectively. Product development expenses as a percentage of revenue increased from 24.2% to 40.2% for the six month periods ended March 31, 1998 and 1999, respectively. The absolute dollar increase in product development expenses in the three and six month periods ended March 31, 1999, as compared with the same periods in fiscal 1998, was attributable to an increase in engineering headcount and, to a lesser extent, purchases of computer equipment, software tools and networking infrastructure and equipment.

     Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Costs of pre-sale customer support are also charged to sales and marketing. Sales and marketing expenses increased by 10.2% from $1.0 million in the three month period ended March 31, 1998 to $1.1 million in the three month period ended March 31, 1999. Sales and marketing expenses increased by 21.5% from $1.8 million in the six month period ended March 31, 1998 to $2.2 million in the six month period ended March 31, 1999. Sales and marketing expense as a percentage of revenue increased from 27.0% to 38.6% in the three month periods ended March 31, 1998 and 1999, respectively. Sales and marketing expenses as a percentage of revenue increased from 25.4% to 36.9% for the six month periods ended March 31, 1998 and 1999, respectively. The increase in absolute dollars in sales and marketing expenses in the three and six month periods ended March 31, 1999 as compared with the same periods in fiscal 1998, was primarily attributable to headcount growth, increased travel expense and new marketing programs to support an expanded customer coverage model.

     General and Administrative Expenses. General and administrative expenses increased by 20.8% from $438,000 in the three month period ended March 31, 1998 to $529,000 in the three month period ended March 31, 1999. General and administrative expenses increased by 52.9% from $893,000 in the six month period ended March 31, 1998 to $1.4 million in the six month period ended March 31, 1999. As a percentage of revenue, general and administrative expenses increased from 11.6% to 18.2% in the three month periods ended March 31, 1998 and 1999, respectively. General and administrative expenses as a percentage of revenue increased from 12.6% to 23.0% for the six month periods ended March 31, 1998 and 1999, respectively. The absolute dollar increase in general and administrative expenses in the second quarter of fiscal 1999 as compared with the same period in fiscal 1998 was primarily due to increased costs of public reporting and professional fees and, to a lesser extent, increased headcount costs. Increases in general and administrative expenses for the first six months of fiscal 1999 as compared with the same period in fiscal 1998 were primarily due to an increase in the provision for doubtful accounts receivable related to deterioration in the financial and/or business condition of two of the Company's customers and, to a lesser extent, increased headcount and costs of public reporting.

Other Income

     Other income increased by 102.1% from $192,000 in the three month period ended March 31, 1998 to $388,000 in the three month period ended March 31, 1999. Other income increased by 174.6% from $307,000 in the six month period ended March 31, 1998 to $843,000 in the six month period ended March 31, 1999. Other income as a percentage of revenue increased from 5.1% to 13.4% for the three month periods ended March 31, 1998 and 1999, respectively. Other income as a percentage of revenue increased from 4.3% to 14.2% for the six month periods ended March 31, 1998 and 1999, respectively. The growth in other income in the three and six month periods ended March 31, 1999, as compared with the same periods in fiscal 1998, primarily reflects interest income earned on the proceeds from the Company's February 1998 initial public offering and the Company's May 1998 public offering.

Income Taxes

     The income tax provision was $159,000 for the three month period ended March 31, 1998, and for the three month period ended March 31, 1999, the income tax benefit was $250,000. For the six month period ended March 31, 1998, the income tax provision was $289,000, and the income tax benefit for the six month period ended March 31, 1999 was $325,000. The effective tax rate decreased from 28.9% to a benefit of 26.0% for the three month periods ended March 31, 1998 and 1999, respectively. For the six month periods ended March 31, 1998 and 1999, respectively, the effective tax rate decreased from 32.6% to a benefit of 19.0%. The decrease in effective tax rates for the respective periods was primarily due to the operating losses recorded by the Company in the second quarter and first half of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily from license revenue received from inception to March 31, 1999, the net proceeds of $27.1 million from its February 1998 initial public offering of Common Stock, the net proceeds of $15.8 million from its May 1998 public offering of Common Stock and, to a lesser extent, the proceeds of approximately $7.7 million from the sale of Preferred Stock and a warrant.

     The Company's operating activities provided net cash of $1.0 million and $895,000 in the six month periods ended March 31, 1998 and 1999, respectively. Net cash provided by operating activities in the six month period ended March 31, 1998 was due to net income, depreciation and amortization, an increase in deferred revenue and increases in accounts payable and other liabilities, and was partially offset by an increase in contract receivables and an increase in prepaid expenses and other assets. Net cash provided by operating activities in the six month period ended March 31, 1999 was due to depreciation and amortization, an increase in deferred revenue and increases in accounts payable and other liabilities and was partially offset by the Company's net loss, an increase in net contract receivables and an increase in prepaid expenses and other assets.

     Net cash used in investing activities was $27.8 million in the six month period ended March 31, 1998. Net cash generated from investing activities was $5.1 million in the six month period ended March 31, 1999. In the six month period ended March 31, 1998, investing activities consisted primarily of purchases of marketable securities and, to a lesser extent, to purchases of property and equipment. In the six month period ended March 31, 1999, cash was generated from the sale of marketable securities which was largely offset by purchases of marketable securities and purchases of property and equipment.

     Net cash provided by financing activities was $27.3 million and $430,000 in the six month periods ended March 31, 1998 and 1999, respectively. Net cash provided by financing activities in both periods consisted of proceeds from the issuance of Common Stock.

     At March 31, 1999, the Company had cash, cash equivalents and current marketable securities of $46.4 million. As of March 31, 1999, the Company had retained earnings of $1.9 million and working capital of $47.7 million, including the current portion of deferred revenue of $1.8 million.

     The Company intends to continue to invest heavily in the development of new products and enhancements to its existing products. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license revenue, available borrowings under line of credit arrangements and other factors. The Company believes that its current cash and investment balances and any cash generated from operations and from available or future debt financing will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. The Company anticipates spending approximately $2.8 million for capital expenditures over the next 12 months. However, from time to time, the Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, operating results and financial condition. See "--Factors Affecting Future Operating Results--Future Capital Needs; Uncertainty of Additional Funding."

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company implemented SFAS No. 130 during the first quarter of fiscal 1999 and has restated all prior periods presented to comply with SFAS No. 130. There was no difference between the Company's net (loss) income and its total comprehensive income for the three and six month periods ended March 31, 1999 and March 31, 1998.

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

YEAR 2000 READINESS

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company is currently reviewing its products and its internal use systems and software in order to identify and modify those products, systems and software that are not Year 2000 compliant. The costs associated with this review effort are not incremental to the Company and represent a reallocation of existing resources. Additionally, in the normal course of business, the Company has made capital investments in certain third party software and hardware systems to address its operational needs. These systems, which are intended to improve efficiency and productivity, have been certified Year 2000 compliant by the respective vendors and have been or will be installed by July 31, 1999. To date, all of these capital projects were part of the Company's capital plan and their timing was not accelerated as a result of the Year 2000 issue. Total estimated expenditures related to these capital projects for the three and six month periods ended March 31, 1999 were $300,000 and $2.3 million, respectively. While the Company believes it has made substantial progress in resolving all identified Year 2000 issues, additional testing is planned during fiscal 1999 to reasonably ensure Year 2000 readiness. Irrespective of the outcome of such testing, the Company believes it will be able to continue to conduct its business, possibly at reduced volume, using its existing Year 2000 compliant systems and software until any remaining Year 2000 issues have been resolved. The Company is also reviewing its building and utility systems (heat, light, phones, etc.) for the impact of the Year 2000 issue. Many of these systems are Year 2000 ready. Although there can be no assurance that the Company will be able to complete any required modifications prior to the year 2000, that unanticipated events will not occur, or that the Company will be able to identify any remaining Year 2000 issues before problems manifest themselves, it is management's belief that the Company is taking adequate action to address all related issues. Management does not expect the financial impact of Year 2000 compliance to be material to the Company's financial position, results of operations or cash flows.

     The Company has begun the process of contacting its major suppliers to determine the extent to which their systems (insofar as they relate to the Company's business) are subject to the Year 2000 issue. The Company is currently unable to predict the extent to which the Year 2000 issue will affect its suppliers or the extent to which it would be vulnerable to its suppliers' failure to remediate any Year 2000 issues on a timely basis. The failure of a major supplier to convert its systems on a timely basis to those that are Year 2000 compliant or a conversion that is incompatible with the Company's systems could have a material adverse effect on the business, financial condition or results of operations of the Company.

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

     The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at March 31, 1999. All investments mature in one year or less.

                                                                  AVERAGE RATE OF
                                                                     RETURN AT
                                              CARRYING VALUE      MARCH 31, 1999
                                              --------------     -----------------
                                              (IN THOUSANDS)        (ANNUALIZED)
INVESTMENT SECURITIES:
Cash Equivalents - variable rate                 $ 1,254               4.24%
Money market funds - variable rate               $   897               4.37%
Short-term investments - fixed rate              $44,249               4.09%
                                                 -------
         Total investment securities             $46,400
                                                 =======

FACTORS AFFECTING FUTURE OPERATING RESULTS

     FLUCTUATIONS IN OPERATING RESULTS. The Company's operating results have fluctuated in the past as a result of a number of factors including the relatively large size and small number of customer orders during a given period; the timing of customer orders; delays in the design process due to changes by a customer to its order after it is placed; the Company's ability to achieve progress on percentage of completion contracts; the length of the Company's sales cycle; the Company's ability to develop, introduce and market new products and product enhancements; the timing of new product announcements and introductions by the Company and its competitors; market acceptance of the Company's products; the demand for semiconductors and end user products that incorporate semiconductors; and general economic conditions. The Company's future operating results may fluctuate from quarter to quarter and on an annual basis as a result of these and other factors, in particular the relatively large size and small number of customer orders during a given period and the rate of royalties recognized in a given period. Accordingly, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially. The limited number of semiconductor manufacturers to which the Company can license its products may also have a material adverse effect on the Company's business, operating results and financial condition if any of the Company's customers suffers a deterioration in financial condition or there is a decline in the demand for the semiconductors produced by such manufacturers. The Company's business, operating results and financial condition may also be materially adversely affected if customers experience project delays and/or new or existing customers delay new bookings or fail to place anticipated orders.

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

     The Company's sales cycle can be lengthy and is subject to a number of risks over which the Company has little or no control. As a result of the significant dollar amounts represented by a single customer order, the timing of the receipt of an order can have a significant impact on the Company's revenue for a particular period. In addition, because the Company's revenue is concentrated among a small number of customers, a decline or a delay in the recognition of revenue from one customer in a period may cause the Company's business, operating results and financial condition in such period to be materially adversely affected and may lead to significant fluctuations from quarter to quarter. Any significant or ongoing failure to obtain new orders from customers or to collect outstanding accounts receivable would have a material adverse effect on the Company's business, operating results and financial condition. The Company has recently experienced periods of negative growth as well as declines in the rate of growth of its revenue as compared with prior periods, due primarily to deterioration in the demand for semiconductors generally. There can be no assurance that the Company will return to positive revenue growth in the future.

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

     DEPENDENCE ON NEW BUSINESS MODEL. The Company has historically generated revenue from license fees. Beginning in late fiscal 1996, however, the Company began implementation of a royalty based business model that is intended to generate revenue from both license fees and future royalties. The Company believes that, to date, the royalty based business model has been a limited success. Although a substantial majority of the Company's customers have agreed to the royalty based business model, the Company has not yet generated any royalty revenue under these contracts. There can be no assurance that the continued operation of the royalty based business model will have the anticipated benefits and, if not, there could be a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will ever receive any royalty revenue or that, if it does, the amount will be significant. See "--Dependence on Semiconductor Manufacturers; Dependence on Semiconductor and Electronics Industries" and "--Customer Concentration; Limited Customer Base."

     The Company believes that its long term success will be substantially dependent on future royalties. However, even if the Company successfully implements its royalty based business model, the Company will face risks inherent in such a model. In particular, the Company's ability to forecast royalty revenue will be limited by factors that are beyond the Company's ability to control or assess in advance. Royalties, if any, will be recognized in the quarter in which the Company receives a royalty report from its customers and will be dependent upon fluctuating sales volumes. In addition, under the royalty based business model, the Company's revenue will be dependent upon the sales by its customers of products that incorporate the Company's technology. Even if the Company's technology is adopted, there can be no assurance that it will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to the Company. The Company will also face risks relating to the accuracy and completeness of the royalty collection process.

     CUSTOMER CONCENTRATION; LIMITED CUSTOMER BASE. The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. In the three month period ended March 31, 1999, Conexant and NEC accounted for 44% and 32% of revenue, respectively. In the six month period ended March 31, 1999, TSMC, Conexant, UMC Group and NEC accounted for 27%, 22%, 20% and 16% of revenue, respectively. In the three month period ended March 31, 1998, Newport, Hitachi, TSMC, VLSI Technology and NEC accounted for 20%, 18%, 16%, 11% and 10% of revenue, respectively. In the six month period ended March 31, 1998, TSMC, OKI, ST, NEC and Newport accounted for 13%, 13%, 12%, 12% and 11% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. None of the Company's customers has a written agreement with the Company that obligates it to license future generations of products or new products, and there can be no assurance that any customer will license IP components from the Company in the future. In addition, there can be no assurance that any of the Company's customers will ship products incorporating the Company's technology or that, if such shipments occur, they will generate significant revenue. The loss of one or more of the Company's major customers, reduced orders by one or more of such customers, the failure of one or more customers to pay license fees due to the Company or the failure of a customer to ship products containing the Company's IP components could materially adversely affect the Company's business, operating results and financial condition. The Company's business, operating results and financial condition may also be materially adversely affected if customers experience project delays and/or new or existing customers delay new bookings or fail to place anticipated orders.

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

     PRODUCT CONCENTRATION. The Company derives substantially all of its revenue from sales of its memory and standard cell products that, together, accounted for 90% and 89% of revenue in the three and six month periods ended March 31, 1999, respectively. In each of the three and six month periods ended March 31, 1998, memory and standard cell products together accounted for 98% of revenue, respectively. The Company expects that memory products and standard cell products will continue to account for a substantial portion of the Company's revenue for the foreseeable future. There can be no assurance that the Company will continue to derive revenue from memory or standard cell products and a decline in revenue from such products would have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend in significant part on the successful development, introduction and customer acceptance of new products.
See "--New Product Development and Technological Change."

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

     RISKS ASSOCIATED WITH INTERNATIONAL CUSTOMERS. Historically, a substantial portion of the Company's revenue has been international revenue. In the three and six month periods ended March 31, 1999, international revenue, primarily from Asia and Europe, represented approximately 29% and 63%, respectively, of the Company's revenue. In the three and six month periods ended March 31, 1998, international revenue represented approximately 86% and 82%, respectively, of the Company's revenue. The Company anticipates that international revenue will remain a substantial portion of revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. In the event that the Company's competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the U.S. dollar, the Company may experience fewer orders from international customers whose business is based primarily on the less expensive currency. There can be no assurance that present or future dislocations with respect to international financial markets will not have a material adverse effect on the Company's business, operating results and financial condition. The Company intends to continue to expand its sales and marketing activities in Asia and Europe. The Company's expansion of its international business involves a number of risks including the impact of possible recessionary environments in economies outside the United States; political and economic instability; exchange rate fluctuations; longer accounts receivable collection periods; greater difficulty in accounts receivable collection; unexpected changes in regulatory requirements; reduced or limited protection for intellectual property rights; export license requirements; tariffs and other trade barriers and potentially adverse tax consequences. There can be no assurance that the Company will be able to sustain or increase revenue derived from international customers or that the foregoing factors will not have a material adverse effect on the Company's business, operating results and financial condition.

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

     MANAGEMENT OF GROWTH. The ability of the Company to license its products and manage its business successfully in a rapidly evolving market requires an effective planning and management process. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. From March 31, 1998 to March 31, 1999, the Company grew from 74 to 93 employees or full-time equivalents. The Company's customers rely heavily on the Company's technological expertise in designing, testing and manufacturing products incorporating the Company's IP components. Relationships with new customers generally require significant engineering support. As a result, any increase in the demand for the Company's products will increase the strain on the Company's personnel, particularly its engineers. The Company's financial and management controls, reporting systems and procedures are also limited. Although some new controls, systems and procedures have been implemented, the Company's future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls, and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition. Further, the Company will be required to manage multiple relationships with various customers and other third parties and must successfully implement its new business model. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to offer its services and products successfully and to implement its business plan. The Company's inability to manage any future growth effectively would have a material adverse effect on the Company's business, operating results and financial condition.

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

     FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company intends to continue to invest heavily in the development of new products and enhancements to its existing products. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license revenue, available borrowings under line of credit arrangements and other factors. The Company believes that its current cash balances and investment balances and any cash generated from operations and from available or future debt financing will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. The Company anticipates spending approximately $2.8 million for capital expenditures over the next 12 months. However, from time to time, the Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, operating results and financial condition.

     POTENTIAL VOLATILITY OF STOCK PRICE. The trading price of the Company's Common Stock has in the past been and could in the future be subject to significant fluctuations in response to quarterly variations in the Company's results of operations; announcements regarding the Company's product developments; announcements of technological innovations or new products by the Company, its customers or competitors; release of reports by securities analysts; changes in security analysts' recommendations; developments or disputes concerning patents or proprietary rights or other events. Also, at some future time, the Company's revenues and results of operations may be below the expectations of public market securities analysts or investors, resulting in significant fluctuations in the market price of the Company's Common Stock. In addition, the securities markets have from time to time experienced significant price and volume fluctuations which have particularly affected the market prices for high technology companies and which often are unrelated and disproportionate to the operating performance of particular companies. For example, in the 1998 calendar year, the high and low sales prices of the Company's stock on the Nasdaq National Market were $23.375 and $4.375. These broad market fluctuations as well as general economic, political and market conditions, may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has occurred against that company. Such litigation could result in substantial costs and would at a minimum divert management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities.

ITEM 2: Changes in Securities and Use of Proceeds

     Use of Proceeds. With respect to the requirements of Item 701(f) of Regulation S-K regarding the reporting of use of proceeds, pursuant to the information required to be reported by Item 701(f)(4)(viii), the Company funded its operations in the quarter ended March 31, 1999 with cash provided by operations and did not expend the proceeds of its initial public offering. The proceeds have been invested in short and long term securities until such time as the Company has need of them.

ITEM 4:  Submission of Matters to a Vote of Security Holders

      On February 25, 1999, the Registrant held an Annual Meeting of Stockholders for which it solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and the number of abstentions. There were no broker non-votes with respect to items 1 and 3 below.

1. To elect four directors to serve until the next Annual Meeting of Stockholders and until their successors are elected.

           Nominee              Votes For           Votes Withheld

       Mark R. Templeton         11,310,799            41,670
       Scott T. Becker           11,307,599            44,870
       Lucio L. Lanza            11,306,403            46,066
       Dr. Eli Harari            11,311,099            41,370

2. To approve amendments to the 1993 Stock Option Plan to (i) provide an annual increase in the number of shares of Common Stock reserved for issuance thereunder beginning on October 1, 1999 in an amount equal to the lesser of (x) 1,000,000 shares, (y) 5% of Common Stock outstanding as of the last day of the prior fiscal year or (z) such amount as determined by the Board of Directors of the Registrant and (ii) establish share limitations for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended.

                  FOR:                    5,558,127
                  AGAINST:                3,786,321
                  ABSTAIN:                    3,344
                  BROKER NON-VOTES:       2,004,677

3. To ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Registrant for the fiscal year ending September 30, 1999.

                  FOR:                   11,351,075
                  AGAINST:                      850
                  ABSTAIN:                      544

ITEM 6: Exhibits

     (a)  Exhibits

          27.1 Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 1999

                                       ARTISAN COMPONENTS, INC.
                                       (Registrant)

                                       /s/ Mark R. Templeton
                                       -----------------------------------------
                                       Mark R. Templeton
                                       Chief Executive Officer

                                       /s/ Robert D. Selvi
                                       -----------------------------------------
                                       Robert D. Selvi
                                       Vice President, Finance and
                                       Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBITS
--------
  27.1                      Financial Data Schedule