Form 10-Q
period 1999-06-30
ARTISAN COMPONENTS INC
filed 1999-08-09
CIK 1048982

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 1999

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

As of June 30, 1999 there were 13,647,817 shares of the Registrant's Common Stock outstanding.

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

PART I - Financial Information

     ITEM 1 - Financial statements

     Condensed Balance Sheets - June 30, 1999 and September 30, 1998........3
     Condensed Statements of Operations
                Three Months and Nine Months Ended June 30, 1999 and 1998...4
     Condensed Statements of Cash Flows
                Nine Months Ended June 30, 1999 and 1998....................5
     Notes to Condensed Financial Statements................................6

     ITEM 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................9

PART II - Other Information

     ITEM 2 - Changes in Securities and Use of Proceeds....................29

     ITEM 6 - Exhibits.....................................................29

Signatures.................................................................30

                            ARTISAN COMPONENTS, INC.

                            CONDENSED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       JUNE 30,    SEPTEMBER 30,
                                                         1999        1998(1)
                                                     ------------- -------------
                                                      (UNAUDITED)
                       ASSETS
Current assets:
  Cash and cash equivalents.........................    $28,094       $36,516
  Contract receivables (net of allowance of
   $724 and $430 at June 30, 1999 and
   September 30, 1998, respectively)................      5,154         5,052
  Marketable securities.............................     19,907        10,688
  Prepaid expenses and other current assets.........      1,809         1,350
                                                        -------       -------
    Total current assets............................     54,964        53,606
Property and equipment, net.........................      6,478         5,387
Deferred tax asset..................................         82            82
Other assets........................................        333           414
                                                        -------       -------
    Total assets....................................    $61,857       $59,489
                                                        =======       =======
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.............    $ 2,834       $ 1,704
  Deferred tax liability............................        976           976
  Deferred revenue..................................      2,775         1,052
                                                        -------       -------
    Total current liabilities.......................      6,585         3,732
Deferred rent.......................................         88            53
Deferred revenue and other long term liabilities....         98           165
                                                        -------       -------
    Total liabilities...............................      6,771         3,950
                                                        -------       -------
Stockholders' Equity:
 Convertible Preferred Stock, $0.001 par value:
  Authorized: 5,000 shares at June 30, 1999
   and September 30, 1998
  Issued and outstanding: None at June 30,
   1999 and September 30, 1998......................         --            --
 Common Stock, $0.001 par value:
  Authorized: 50,000 shares;
  Issued and outstanding: 13,648 and 13,368
   shares at June 30, 1999 and September 30,
   1998, respectively...............................         14            13
 Additional paid in capital.........................     52,776        52,235
 Retained earnings..................................      2,296         3,291
                                                        -------       -------
    Total stockholders' equity......................     55,086        55,539
                                                        -------       -------
    Total liabilities and stockholders' equity......    $61,857       $59,489
                                                        =======       =======

------------
(1) Derived from the Registrant's audited balance sheet as of September 30, 1998.

              The accompanying notes are an integral part of these
                        condensed financial statements.

                            ARTISAN COMPONENTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                           THREE MONTHS             NINE MONTHS
                                           ENDED JUNE 30,           ENDED JUNE 30,
                                       --------------------      ---------------------
                                         1999        1998          1999          1998
                                       --------    --------      --------      --------
Revenue:
   License.......................      $  4,097    $  4,322       $ 10,037     $ 11,411
   Royalty.......................           206          --            206           --
                                       --------    --------       --------     --------
    Total revenue................         4,303       4,322         10,243       11,411
                                       --------    --------       --------     --------
Cost and expenses:
  Cost of license revenue........         1,635       1,283          4,183        3,383
  Product development............         1,192         915          3,580        2,629
  Sales and marketing............         1,416       1,122          3,605        2,924
  General and administrative.....           567         474          1,933        1,367
                                       --------    --------       --------     --------
    Total cost and expenses......         4,810       3,794         13,301       10,303
                                       --------    --------       --------     --------
Operating (loss) income..........          (507)        528         (3,058)       1,108
Other income.....................           555         429          1,398          736
                                       --------    --------       --------     --------
Income (loss) before provision
   for income taxes..............            48         957         (1,660)       1,844
(Benefit) provision for income
   taxes.........................          (339)        237           (664)         526
                                       --------    --------       --------     --------
Net income (loss)................      $    387    $    720       $   (996)    $  1,318
                                       ========    ========       ========     ========
Basic net income (loss) per share      $   0.03    $   0.06       $  (0.07)    $   0.14
                                       ========    ========       ========     ========
Diluted net income (loss) per share    $   0.03    $   0.05       $  (0.07)    $   0.11
                                       ========    ========       ========     ========
Shares used in computing:
  Basic net income (loss) per share      13,612      12,957         13,492       9,485
  Diluted net income (loss) per share    14,375      14,548         13,492      12,356


              The accompanying notes are an integral part of these
                        condensed financial statements.

                            ARTISAN COMPONENTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             NINE MONTHS
                                                                ENDED
                                                               JUNE 30,
                                                       ------------------------
                                                         1999            1998
                                                       --------        --------
Cash flows from operating activities:
  Net (loss) income ............................       $   (996)       $  1,318
  Adjustments to reconcile net
   (loss) income to net cash provided
   by operating activities:
    Depreciation and
     amortization ..............................          1,767           1,330
    Gain on sale/disposal of
     fixed assets ..............................            (56)            (60)
    Provision for doubtful
     accounts ..................................            294              --
    Compensation expense for
     options granted ...........................             65              57
    Changes in assets and
     liabilities:
      Contract receivables .....................           (396)         (3,105)
      Deferred revenue .........................          1,723             508
      Prepaid expenses and other
       assets ..................................           (468)           (824)
      Deferred rent ............................             35             (11)
      Deferred taxes ...........................             --              --
      Accounts payable and
       other liabilities .......................          1,088           1,350
                                                       --------        --------
        Net cash provided by
         operating activities ..................          3,056             563
                                                       --------        --------
Cash flows from investing activities:
  Acquisition of property and
   equipment ...................................         (2,826)         (2,895)
  Proceeds from sale of property
   and equipment ...............................             90              80
  Purchase of marketable
   securities ..................................        (20,996)        (41,649)
  Proceeds from sale of
   marketable securities .......................         11,777              --
                                                       --------        --------
        Net cash used in
         investing activities ..................        (11,955)        (44,464)
                                                       --------        --------
Cash flows from financing activities:
  Proceeds from issuance of
   Common Stock ................................            477          43,175
                                                       --------        --------
        Net cash provided by
         financing activities ..................            477          43,175
                                                       --------        --------
Net (decrease) in cash and
 cash equivalents ..............................         (8,422)           (726)
Cash and cash equivalents,
 beginning of period ...........................         36,516           1,069
                                                       --------        --------
Cash and cash equivalents,
 end of period .................................       $ 28,094        $    343
                                                       ========        ========
CASH PAID FOR:
  Income taxes .................................       $     --        $     26
                                                       ========        ========
SUPPLEMENTAL DISCLOSURE OF
 NONCASH ACTIVITIES:
  Fixed asset acquisitions in
   exchange for accounts payable ...............       $     42        $      8
                                                       ========        ========
  Compensation expense for
   options granted .............................       $     65        $     57
                                                       ========        ========


              The accompanying notes are an integral part of these
                         condensed financial statements.

                            ARTISAN COMPONENTS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION:

         The accompanying unaudited condensed financial statements of ARTISAN COMPONENTS, INC. (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The year end balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three and nine month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999 or any other future period. The unaudited, condensed, interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended September 30, 1998 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

                            ARTISAN COMPONENTS, INC.

                                   (Unaudited)


2. EARNINGS PER SHARE (EPS) DISCLOSURES (con't):

         In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):


                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                             JUNE 30,             JUNE 30,
                                       -----------------     ------------------
                                           1999     1998        1999      1998
                                         -------   -------   ---------   -------
                                           (Unaudited)             (Unaudited)
Numerator--Basic and Diluted EPS
  Net income (loss) ..................   $   387   $   720   $    (996)  $ 1,318
                                         =======   =======   =========   =======
Denominator--Basic EPS
  Common stock outstanding ...........    13,612    12,957      13,492     9,485
                                         -------   -------   ---------   -------
Basic net income (loss) per share ....   $  0.03   $  0.06   $ ($0.07)   $  0.14
                                         =======   =======   =========   =======
Denominator--Diluted EPS
  Denominator--Basic EPS .............    13,612    12,957      13,492     9,485
  Effect of Dilutive Securities:
    Common stock options
      and warrant ....................       763     1,591          --     1,309
    Convertible preferred stock ......        --        --          --     1,562
                                         -------   -------   ---------   -------
                                          14,375    14,548      13,492    12,356
                                         -------   -------   ---------   -------
Diluted net income (loss) per share ..   $  0.03   $  0.05   $ ($0.07)   $  0.11
                                         =======   =======   =========   =======

         Stock options to purchase 2,516,558 shares of Common Stock at prices ranging from $0.01 to $17.125 per share were outstanding at June 30, 1999 but were not included in the computation of diluted net loss per share for the nine month period, because they were anti-dilutive.

3.  NEW ACCOUNTING STANDARDS:

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company implemented SFAS No. 130 during the first quarter of fiscal 1999 and has restated the prior periods presented to comply with SFAS No. 130. There was no difference between the Company's net income
(loss) and its total comprehensive income (loss) for the three and nine month periods ended June 30, 1999 and June 30, 1998.

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

         During the first nine months of fiscal 1999, the Company issued 279,911 shares of Common Stock that resulted in aggregate proceeds of $477,000.

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

         Revenue primarily consists of license fees received under the terms of license agreements with customers to provide the Company's IP component products. Typically, a customer licenses one or more products that are accompanied by layout databases, views to support a customer's IC design tool environment and design methodology documentation. The license of the Company's products typically involves a sales cycle of six to 12 months and often coincides with a customer's migration to a new manufacturing process. The Company's contracts generally require a customer to pay a license fee to Artisan ranging from approximately $300,000 to $700,000 for each product delivered under a contract. A contract typically calls for an upfront payment of approximately one third of the full contract value with the remainder due upon delivery, generally three to six months later. See "--Factors Affecting Future Operating Results--Lengthy Sales Cycle and Design Process."

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

         Currently, license fees represent the majority of the Company's revenue. Beginning in late fiscal 1996, however, the Company began implementation of a royalty based business model that is intended to generate revenue from both license fees and royalties. Royalties are generally based on per unit sales of ICs and may vary in proportion to the silicon area of an IC occupied by the Company's IP components. The Company generally licenses its products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grants these manufacturers the right to distribute the Company's IP components to their internal design teams and to distribute and sublicense to semiconductor design companies that manufacture at the same facility. There can be no assurance that the Company will be successful in expanding the number of royalty bearing contracts with customers. Given that Artisan provides its products early in the customer's IC design process, there is a significant delay between the delivery of a product and the generation of royalty revenue. In the third fiscal quarter ended June 30, 1999, the Company recognized its first royalty revenue totaling $206,000. There can be no assurance that the Company will receive any future royalty revenue or that, if it does, the amount will be significant. See "--Factors Affecting Future Operating Results--Dependence on New Business Model."

         The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. In the three month period ended June 30, 1999, NEC Electronics, Inc. ("NEC"), Conexant Systems, Inc. ("Conexant") and Chartered Semiconductor Manufacturing ("Chartered") accounted for 36%, 13% and 12% of revenue, respectively. In the nine month period ended June 30, 1999, NEC, Taiwan Semiconductor Manufacturing Corporation ("TSMC"), Conexant, and UMC Group ("UMC Group") accounted for 24%, 18%, 18%, and 12% of revenue, respectively. In the three month period ended June 30, 1998, Siemens AG ("Siemens"), Newport Wafer-Fab, Ltd. ("Newport") and ATI Technologies, Inc. ("ATI") accounted for 17%, 14% and 13% of revenue, respectively. In the nine month period ended June 30, 1998, Newport, TSMC, ATI, OKI Electric Industry Co., Ltd. ("OKI") and STMicroelectronics N.V. ("ST") accounted for 12%, 12%, 11%, 10% and 10% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. The limited number of semiconductor manufacturers to which the Company can license its products may also have a material adverse effect on the Company's business, operating results and financial condition if any of the Company's customers suffers a deterioration in financial condition or there is a decline in the demand for the semiconductors produced by such manufacturers. The Company's business, operating results and financial condition may also be materially adversely affected if customers experience project delays and/or new or existing customers delay new bookings or fail to place anticipated orders. See "--Factors Affecting Future Operating Results--Customer Concentration; Limited Customer Base."

         Historically, a substantial portion of the Company's revenue has been derived from customers outside the United States ("international revenue"). In the three and nine month periods ended June 30, 1999, international revenue, primarily from Asia and Europe, represented approximately 65% and 64%, respectively, of the Company's revenue. In the three and nine month periods ended June 30, 1998, international revenue represented approximately 86% and 83%, respectively, of the Company's revenue. The Company anticipates that international revenue will remain a substantial portion of its revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. See "--Factors Affecting Future Operating Results--Risks Associated with International Customers."

         The Company derives substantially all of its revenue from sales of its memory and standard cell products that, together, accounted for 81% and 86% of revenue in the three and nine month periods ended June 30, 1999, respectively. In each of the three and nine month periods ended June 30, 1998, memory and standard cell products together accounted for 98% of revenue. The decrease in percentage of total revenues derived from memory and standard cell products in the three and nine month periods ended June 30, 1999, as compared to the same periods in fiscal 1998, was due to decreased license revenue from these products and to increases in percentages of total revenue and in absolute revenue dollars from input/output ("I/O") products, support contracts and royalty revenue. The Company expects that memory products and standard cell products will continue to account for a substantial portion of the Company's revenue for the foreseeable future. There can be no assurance that the Company will continue to derive revenue from memory or standard cell products and a decline in revenue from such products would have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend in significant part on the successful development, introduction and customer acceptance of new products.

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

         The Company in the past has experienced delays in the progress of certain projects, and there can be no assurance that such delays will not occur in the future. Any delay or failure to achieve such progress could result in damage to customer relationships and the Company's reputation, under-utilization of engineering resources or a delay in the market acceptance of the Company's products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's contracts with customers generally may be canceled without cause, and if a customer cancels or delays performance under any such contracts, the Company's business, operating results and financial condition could be materially adversely affected. The Company's costs and expenses will be based in part on the Company's expectations of future revenue. Accordingly, if the Company does not realize its expected revenue, its business, operating results and financial condition could be materially adversely affected. The Company has recently experienced periods of negative growth as well as declines in the rate of growth of its revenue as compared with prior periods, due primarily to deterioration in the demand for semiconductors generally. There can be no assurance that the Company will experience positive revenue growth in the future. See "--Factors Affecting Future Operating Results--Fluctuations in Operating Results."

         In connection with the grant of options for the purchase of 96,200 shares of Common Stock to employees during the period from December 1996 through March 1997, the Company recorded aggregate deferred compensation of approximately $198,000 representing the difference between the deemed fair value of the

Common Stock and the option exercise price at the date of grant. Such deferred compensation is amortized over the vesting period relating to the options, of which approximately $11,000 and $34,000 were amortized during the three and nine month periods ended June 30, 1999. All of such amounts were recorded in product development expenses. In addition, the amortization will result in charges over the next seven quarters aggregating approximately $11,000 per quarter, all of which will be recorded in product development expenses.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected statements of operations data as a percentage of revenue:


                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                                JUNE 30,            JUNE 30,
                                           ------------------   -----------------
                                            1999        1998      1999       1998
                                            -----      -----     -----      -----
Revenue:
  License ............................       95.0%     100.0%     98.0%     100.0%
  Royalty ............................        5.0       --         2.0       --
                                            -----      -----     -----      -----
    Total revenue ....................      100.0      100.0     100.0      100.0

Cost and expenses:
  Cost of license revenue ............       38.0       29.7      40.8       29.7
  Product development ................       27.7       21.2      35.0       23.0
  Sales and marketing ................       32.9       26.0      35.2       25.6
  General and
   administrative ....................       13.2       10.9      18.9       12.0
                                            -----      -----     -----      -----
    Total cost and expenses ..........      111.8       87.8     129.9       90.3
                                            -----      -----     -----      -----
Operating (loss) income ..............      (11.8)      12.2     (29.9)       9.7
Other income, net ....................       12.9       10.0      13.7        6.5
                                            -----      -----     -----      -----
Income (loss) before provision
 for income taxes ....................        1.1       22.2     (16.2)      16.2
(Benefit) provision for income
 taxes ...............................       (7.9)       5.5      (6.5)       4.6
                                            -----      -----     -----      -----
Net income (loss) ....................        9.0%      16.7%     (9.7)%     11.6%
                                            =====      =====     =====      =====


Revenue

         Revenue of $4.3 million for the three month period ended June 30, 1999 was essentially unchanged from the same period last year. Revenue decreased by 10.2% from $11.4 million in the nine month period ended June 30, 1998 to $10.2 million in the nine month period ended June 30, 1999. For the three month period ended June 30, 1999, as compared to the three month period ended June 30, 1998, decreases in license revenue for the Company's memory and standard cell products was offset by increases in license revenue from I/O products and the recognition of royalty revenue and revenue from support contracts. The decline in revenue in the nine month period ended June 30, 1999, as compared with the same period in fiscal 1998, was primarily attributable to decreased licensing of the Company's memory products, which was partially offset by an increase in revenue from I/O products and the recognition of royalty revenue and revenue from support contracts.

Cost and Expenses

         Engineering Costs. Engineering costs are allocated between cost of revenue and product development expenses. Engineering efforts devoted to developing products for specific customer projects are recognized as cost of revenue. The balance of engineering costs, incurred for general development of Artisan's technology, is charged to product development. Engineering costs generally are charged as incurred and do not necessarily correspond to the recognition of revenue under related contracts. Engineering costs increased by 28.6% from $2.2 million in the three month period ended June 30, 1998 to $2.8 million in the three month period ended June 30, 1999. Engineering costs increased by 29.1% from $6.0 million in the nine month period ended June 30, 1998 to $7.8 million in the nine month period ended June 30, 1999. Engineering costs as a percentage of revenue increased from 50.9% and 52.7% in the three and nine month periods ended June 30, 1998, respectively, to 65.7% and 75.8% in the three and nine month periods ended June 30, 1999, respectively. The absolute dollar increase in engineering costs of $629,000 in the three month period ended June 30, 1999, as compared with the same period in fiscal 1998, was primarily due to increases in headcount and personnel expenses of approximately $266,000; computer and networking equipment maintenance and expenses, depreciation and facility expense of approximately $248,000 and increased usage of subcontractor and other outside services of $84,000. Increased equipment maintenance and expenses, depreciation and facility expense of approximately $764,000, increased headcount-related expenses of approximately $683,000 and higher usage of contractors and other outside services of approximately $145,000 largely comprised the increase in absolute dollars in engineering costs of $1.8 million for the nine month period ended June 30, 1999, as compared to the same period in fiscal 1998.

          Cost of License Revenue. Cost of license revenue increased by 27.4% from $1.3 million in the three month period ended June 30, 1998 to $1.6 million in the three month period ended June 30, 1999. Cost of license revenue increased by 23.6% from $3.4 million in the nine month period ended June 30, 1998 to $4.2 million in the nine month period ended June 30, 1999. Cost of license revenue as a percentage of revenue was 29.7% and 38.0% for the three month periods ended June 30, 1998 and 1999, respectively. Cost of license revenue as a percentage of revenue was 29.7% and 40.8% for the nine month periods ended June 30, 1998 and 1999, respectively. The absolute dollar increase in cost of license revenue in the three and nine month periods ended June 30, 1999, as compared with the same periods of fiscal 1998, was due to an increase in headcount and costs associated with delivering product to, and supporting, a growing customer base.

          Product Development Expenses. Product development expenses increased by 30.3% from $915,000 in the three month period ended June 30, 1998 to $1.2 million in the three month period ended June 30, 1999. Product development expenses increased by 36.2% from $2.6 million in the nine month period ended June 30, 1998 to $3.6 million in the nine month period ended June 30, 1999. Product development expenses as a percentage of revenue increased from 21.2% to 27.7% in the three month periods ended June 30, 1998 and 1999, respectively. Product development expenses as a percentage of revenue increased from 23.0% to 35.0% for the nine month periods ended June 30, 1998 and 1999, respectively. The absolute dollar increase in product development expenses in the three and nine month periods ended June 30, 1999, as compared with the same periods in fiscal 1998, was attributable to an increase in headcount and personnel related expenses, depreciation and maintenance expenses related to purchases of computer equipment, software tools and networking infrastructure and equipment, increased usage of contractors and other outside services and higher facility expenses.

         Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Costs of pre-sale customer support are also charged to sales and marketing. Sales and marketing expenses increased by 26.2% from $1.1 million in the three month period ended June 30, 1998 to $1.4 million in the three month period ended June 30, 1999. Sales and marketing expenses increased by 23.3% from $2.9 million in the nine month period ended June 30, 1998 to $3.6 million in the nine month period ended June 30, 1999. Sales and marketing expense as a percentage of revenue increased from 26.0% to 32.9% in the three month periods ended June 30, 1998 and 1999, respectively. Sales and marketing expenses as a percentage of revenue increased from 25.6% to 35.2% for the nine month periods ended June 30, 1998 and 1999, respectively. The increase in absolute dollars in sales and marketing expenses in the three and nine month periods ended June 30, 1999, as compared with the same periods in fiscal 1998, was primarily attributable to increased headcount and personnel-related expenses of approximately $148,000 for the three month period and $460,000 for the nine month period, and increased trade show expenses for travel and transportation, setup, staffing and promotions plus investment in new marketing programs of approximately $114,000 for the three month period and $167,000 for the nine month period.

         General and Administrative Expenses. General and administrative expenses increased by 19.6% from $474,000 in the three month period ended June 30, 1998 to $567,000 in the three month period ended June 30, 1999. General and administrative expenses increased by 41.4% from $1.4 million in the nine month period ended June 30, 1998 to $1.9 million in the nine month period ended June 30, 1999. As a percentage of revenue, general and administrative expenses increased from 10.9% to 13.2% in the three month periods ended June 30, 1998 and 1999, respectively. General and administrative expenses as a percentage of revenue increased from 12.0% to 18.9% for the nine month periods ended June 30, 1998 and 1999, respectively. The absolute dollar increase in general and administrative expenses in the third quarter of fiscal 1999 as compared with the same period in fiscal 1998 was primarily due to increased costs of public reporting, fees for additional accounting and legal services, increased insurance costs and professional recruiting fees of $73,000. Increases in general and administrative expenses for the first nine months of fiscal 1999 as compared with the same period in fiscal 1998 were primarily due to an increase in the provision for doubtful accounts receivable related to deterioration in the financial and/or business condition of two of the Company's customers of $294,000; fees for additional legal and accounting services, professional recruiting fees and increased insurance and other services of approximately $143,000 and increased personnel expenses of approximately $106,000.

Other Income

         Other income increased by 29.4% from $429,000 in the three month period ended June 30, 1998 to $555,000 in the three month period ended June 30, 1999. Other income increased by 89.9% from $736,000 in the nine month period ended June 30, 1998 to $1.4 million in the nine month period ended June 30, 1999. Other income as a percentage of revenue increased from 10.0% to 12.9% for the three month periods ended June 30, 1998 and 1999, respectively. Other income as a percentage of revenue increased from 6.5% to 13.7% for the nine month periods ended June 30, 1998 and 1999, respectively. The growth in other income in the three month period ended June 30, 1999, as compared with the same period in fiscal 1998, was primarily due to increased interest income on the Company's investment portfolio resulting from a shift from tax-free investments into taxable investments. The growth in other income for the nine month period ended June 30, 1999, as compared with the same period in fiscal 1998, reflects increased interest income earned on the Company's higher average cash balance in fiscal 1999 due to the receipt of proceeds from the Company's February 1998 initial public offering and the Company's April 1998 public offering as well as increased interest income due to the shift from tax-free investments into taxable investments.

Income Taxes

         The income tax provision was $237,000 for the three month period ended June 30, 1998, and for the three month period ended June 30, 1999, the income tax benefit was $339,000. For the nine month period ended June 30, 1998, the income tax provision was $526,000, and the income tax benefit for the nine month period ended June 30, 1999 was $664,000. For the nine month periods ended June 30, 1998 and 1999, respectively, the effective tax rate increased from a provision of 28.5% to a benefit of 40.0%. The increase in the effective tax rate for the nine month period ended June 30, 1999, as compared to the same period of fiscal 1998, was primarily due to the fully-taxable operating losses recorded by the Company in the first nine months of fiscal 1999 offset by the Company's tax-free interest income generated in the first two quarters of fiscal 1999. The difference between the statutory and effective rates of income tax is due to the impact of state taxes offset by tax-free interest income and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations primarily from license revenue received from inception to June 30, 1999, the net proceeds of $27.1 million from its February 1998 initial public offering of Common Stock, the net proceeds of $15.8 million from its April 1998 public offering of Common Stock and, to a lesser extent, the proceeds of approximately $7.7 million from the sale of Preferred Stock and a warrant.

         The Company's operating activities provided net cash of $563,000 and $3.1 million in the nine month periods ended June 30, 1998 and 1999, respectively. Net cash provided by operating activities in the nine month period ended June 30, 1998 was due to net income plus depreciation and amortization and an increase in accounts payable and other liabilities, partially offset by an increase in contract receivables. Net cash provided by operating activities in the nine month period ended June 30, 1999 was due to depreciation and amortization, an increase in deferred revenue and an increase in accounts payable and other liabilities, and was partially offset by the Company's net loss.

         Net cash used in investing activities was $44.5 million and 12.0 million in the nine month periods ended June 30, 1998 and June 30, 1999, respectively. In the nine month periods ended June 30, 1998 and 1999, investing activities consisted primarily of net purchases of marketable securities and, to a lesser extent, purchases of property and equipment.

         Net cash provided by financing activities was $43.2 million and $477,000 in the nine month periods ended June 30, 1998 and 1999, respectively. Net cash provided by financing activities in both periods consisted of proceeds from the issuance of Common Stock.

         At June 30, 1999, the Company had cash, cash equivalents and current marketable securities of $48.0 million. As of June 30, 1999, the Company had retained earnings of $2.3 million and working capital of $48.4 million, including the current portion of deferred revenue of $2.8 million.

         The Company intends to continue to invest heavily in the development of new products and enhancements to its existing products. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license revenue, available borrowings under line of credit arrangements and other factors. The Company anticipates spending approximately $3.2 million for capital expenditures over the next 12 months. The Company believes that its current cash and investment balances and any cash generated from operations and from available or future debt financing will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. However, from time to time, the Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, operating results and financial condition. See "--Factors Affecting Future Operating Results--Future Capital Needs; Uncertainty of Additional Funding."

NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company implemented SFAS No. 130 during the first quarter of fiscal 1999 and has restated all prior periods presented to comply with SFAS No. 130. There was no difference between the Company's net income
(loss) and its total comprehensive income (loss) for the three and nine month periods ended June 30, 1999 and June 30, 1998.

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

YEAR 2000 READINESS

         Overview. The Year 2000 problem is best defined as a product or process that, when executed on date data, produces an incorrect result. The problem occurs as a result of two-digit formatting of "year" data. Further program errors may occur as a result of incorrect usage of "9/9/99" or because the year 2000 was not properly recognized as a leap year.

         The Year 2000 issue does create risk for the Company, the extent of which cannot be fully known. To address these risks, the Company has created a program for dealing with its internal products and processes, internal information technology systems and non-information technology systems. The Company has also requested information regarding Year 2000 readiness from its major suppliers and customers. Responses received to date indicate the majority of the Company's customers, suppliers, service providers and contractors are or intend to be Year 2000 compliant. Where any supplier's response is deemed unsatisfactory, the Company intends to change suppliers, service providers or contractors to those that have demonstrated Year 2000 compliance. The Company cannot be assured of finding alternative suppliers, service providers or contractors.

         In the event any of the Company's significant customers, suppliers, service providers or contractors do not achieve Year 2000 compliance and we are unable to replace those customers, suppliers, service providers or contractors, our business operations could be adversely affected. The effect of a loss of customers, suppliers, services providers or contractors could include, but is not limited to, losses in revenue, a loss of customers, suppliers, service providers or contractors and the inability of the Company to deliver its products and services.

         The cost of the Company's Year 2000 readiness program is not incremental to the Company and it represents a re-allocation of existing resources. During the normal course of business, the Company has made capital investments in certain third party software and hardware to address its operational needs. These systems, which were intended to improve efficiency and productivity, have been certified as "Year 2000 Compliant" by the respective vendors and have been or will be installed by October 31, 1999. To date these projects have been a part of the Company's capital plan and were not accelerated as a result of the Year 2000 issue. Total Year 2000 project expenditures are expected to total approximately $4.4 million, of which $531,000 and $2.8 million were expended in the three and nine month periods ended June 30, 1999.

         The Company believes it has made significant progress in the remediation of its Year 2000 issues. Additional testing is planned for the remainder of the calendar year to reasonably ensure Year 2000 readiness. Regardless of the outcome of this testing, the Company believes it will be able to conduct its business, possibly at reduced volume, using its existing Year 2000 compliant systems and software until remaining issues can be resolved. Although there can be no assurance that all required modifications will be complete prior to the year 2000, it is management's belief that the Company is taking adequate action to ensure its Year 2000 readiness. Management does not expect the financial impact of Year 2000 readiness to be material to the Company's financial position, results of operations or cash flows.

         Year 2000 Readiness Plan. Phases of the Company's readiness program include: Inventory, Review and Assessment, Prioritization and Resolution.

         Inventory. The goal of this phase of the project is to identify products and processes that may be impacted by the year 2000 date rollover. An accurate inventory consists of product or process identification, specific version information, importance and risk to the business, compliance status, action required to make compliant, cost of the action, targeted fix dates and verification information. Products and processes, regardless of their compliance status, are listed on the inventory. The Company has conducted an inventory of all telephone and voice mail systems and associated software, computer systems hardware, operating systems and applications software and security systems.

         Review and Assessment. The goal of the Review and Assessment phase is to identify those items needing remediation and to determine the extent of impact of any item on the Company's ability to conduct business. The Company has conducted a review of its processes, products and items from the Year 2000 Inventory, including operating systems, application software, internally developed software and non-information technology systems including, but not limited to, environmental control systems, fire suppression systems, postage meters, copy machines and other embedded microprocessor controlled systems. The Company has also contacted its major suppliers and customers to determine their Year 2000 readiness as it relates to the Company's business.

         Prioritization. The goal of the Prioritization phase is to produce an ordered list of items needing remediation based upon their importance to the Company's business. A general list of prioritized items includes, but is not limited to, operating systems and software used to support the finance organization, software used in the development of the Company's products and services, networking equipment, telephone systems, data circuits associated with the Company's Internet Service Provider, and hardware and software used to secure the Company's facility.

         Resolution. The goal of the Resolution phase is to identify and apply "fixes" to items needing remediation. The Company has developed plans to address those items deemed to be non-compliant. No hardware systems need to be replaced or upgraded as a result of non-compliance. However, the operating systems software for almost all information technology systems will have "patches" applied to achieve Year 2000 compliance. These upgrades are carried out as a routine part of the Company's operations and are not expected to have a material impact on the Company's expenses. The Company is currently 30% through the upgrade process and expects to complete operating system and application upgrades no later than August 31, 1999 for systems used for administration and October 31, 1999 for those used in product development. The Company is currently developing plans for final testing of compliance.

         Risks and Contingencies. The Company believes the most significant risks to its business lie in two areas: the re-design or re-engineering of products and services the Company has delivered using older versions of its electronic design automation ("EDA") software and the non-compliance of its suppliers and customers.

         During the product development process, specific versions of EDA tools and processes are used to create products. If the Company were required to correct a defect or re-design parts of a product produced with EDA tools that are not Year 2000 compliant, the Company would have to create a development environment in which the date were rolled back to the original design dates. It is not known how much effort would be required to re-create the design environment for a given product. The Company relies heavily on the Internet for distribution of its products. Failure of the Company's Internet Service Provider or its ISP's Local Exchange Carrier due to Year 2000 non-compliance could have a material impact on the Company's business, operating results and financial condition. The Company has based its Year 2000 readiness program actions upon standard operating environments and processes used in the conduct of its business. However, if a product or process outside the standard is used and that product or process is not Year 2000 compliant, the Company may experience an impact on its ability to conduct business until the product or process in question can be made compliant. Statements made by third parties regarding Year 2000 compliance are used by the Company to determine that party's Year 2000 readiness. The Company relies on a limited number of customers for a significant portion of its revenue. Should any customer experience difficulties as a result of Year 2000 non-compliance, the Company's revenues could be significantly impacted. Many of the Company's customers are headquartered outside of the United States. As a result, many of the Company's customers may be subject to a different Year 2000 disclosure requirements, making it difficult to ascertain the true nature of Year 2000 compliance status. The Company's products work in combination with semiconductor designs and planning tools in environments developed by other vendors and interact with other operating environments. Commencing in the year 2000, the functionality of certain operating environments will be adversely affected if one or more component products of the environment is not Year 2000 compliant. The Company cannot provide assurance that its products will function properly with respect to Year 2000 compliance when integrated with other vendors' or customers' non-compliant component products. The Year 2000 readiness project is currently staffed with the Company's employees. Should key members of the Year 2000 readiness program leave the Company prior to completion of the project, the project could suffer a significant setback. The Company plans to maintain adequate documentation regarding all phases of the project and to hold regular meetings to discuss the status of the project. Each of these risks, if realized either independently or in combination, could have a material adverse affect on the Company's business, operating results and financial condition.

         Worst-Case Scenarios. Worst-case scenarios of the Company's failure to solve Year 2000 compliance issues could include: substantial purchasing costs to develop alternative methods of managing our business and to replace noncompliant equipment, temporary slowdowns or cessations of certain revenue-producing operations, delays in delivery or distribution of products, delays in the receipt of supplies and invoice and collection errors or delays. We are in the process of developing our contingency plan to address each of these business risks.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

         Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in high-quality corporate issuers and in debt instruments of the U.S. Government and its agencies and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

         Investments in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

         The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at June 30, 1999. All investments mature in one year or less.

                                                                       AVERAGE RATE OF
                                                                          RETURN AT
                                                     CARRYING VALUE     JUNE 30, 1999
                                                     --------------    ---------------
                                                     (IN THOUSANDS)      (ANNUALIZED)
INVESTMENT SECURITIES:
Cash Equivalents - variable rate..................       $  2,254           4.46%
Money market funds - variable rate................       $    451           4.82%
Short-term investments - fixed rate...............       $ 45,296           4.94%
                                                        ---------
         Total investment securities..............       $ 48,001
                                                        =========

FACTORS AFFECTING FUTURE OPERATING RESULTS

         FLUCTUATIONS IN OPERATING RESULTS. The Company's operating results have fluctuated in the past as a result of a number of factors including the relatively large size and small number of customer orders during a given period; the timing of customer orders; delays in the design process due to changes by a customer to its order after it is placed; the Company's ability to achieve progress on percentage of completion contracts; the length of the Company's sales cycle; the Company's ability to develop, introduce and market new products and product enhancements; the timing of new product announcements and introductions by the Company and its competitors; market acceptance of the Company's products; the demand for semiconductors and end user products that incorporate semiconductors; and general economic conditions. The Company's future operating results may fluctuate from quarter to quarter and on an annual basis as a result of these and other factors, in particular the relatively large size and small number of customer orders during a given period and the rate of royalties recognized in a given period. Accordingly, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In that event, the price of the Company's Common Stock would likely decline, perhaps substantially. The limited number of semiconductor manufacturers to which the Company can license its products may also have a material adverse effect on the Company's business, operating results and financial condition if any of the Company's customers suffers a deterioration in financial condition or there is a decline in the demand for the semiconductors produced by such manufacturers. The

Company's business, operating results and financial condition may also be materially adversely affected if customers experience project delays and/or new or existing customers delay new bookings or fail to place anticipated orders.

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

         The Company's sales cycle can be lengthy and is subject to a number of risks over which the Company has little or no control. As a result of the significant dollar amounts represented by a single customer order, the timing of the receipt of an order can have a significant impact on the Company's revenue for a particular period. In addition, because the Company's revenue is concentrated among a small number of customers, a decline or a delay in the recognition of revenue from one customer in a period may cause the Company's business, operating results and financial condition in such period to be materially adversely affected and may lead to significant fluctuations from quarter to quarter. Any significant or ongoing failure to obtain new orders from customers or to collect outstanding accounts receivable would have a material adverse effect on the Company's business, operating results and financial condition. The Company has recently experienced periods of negative growth as well as declines in the rate of growth of its revenue as compared with prior periods, due primarily to deterioration in the demand for semiconductors generally. There can be no assurance that the Company will experience positive revenue growth in the future.

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

         DEPENDENCE ON EMERGENCE OF MERCHANT IP COMPONENT MARKET AND BROAD MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS. The market for merchant IP components has only recently emerged. The Company's ability to achieve sustained revenue growth and profitability in the future will depend on the continued development of this market and, to a large extent, on the demand for complex single chip system ("System-on-a-Chip") ICs. There can be no assurance that the merchant IP component and System-on-a-Chip markets will continue to develop or grow at a rate sufficient to support the Company's business. If either of these markets fails to grow or develops slower than expected, the Company's business, operating results and financial condition would be materially adversely affected. To date, the Company's IP products have been licensed only by a limited number of customers. The vast majority of the Company's existing and potential customers currently rely on components developed internally and/or by other vendors. The Company's future growth, if any, is dependent on the adoption of, and increased reliance on, merchant IP components by both existing and potential customers. Moreover, if the Company's products do not achieve broad market acceptance, the Company's business, operating results and financial condition would be materially adversely affected.

         COMPETITION. The Company's strategy of targeting semiconductor manufacturers that participate in, or may enter, the System-on-a-Chip market requires the Company to compete in intensely competitive markets. Within the merchant segment of the IP component market, the Company competes primarily against Avant! Corporation, Mentor Graphics, the Silicon Architects division of Synopsys, Inc. and Virage Logic. In addition, the Company may face competition from consulting firms and companies that typically have operated in the generic library segment of the IP market and that now seek to offer customized IP components as enhancements to their generic solutions. The Company also faces significant competition from the internal design groups of the semiconductor manufacturers that are expanding their manufacturing capabilities and portfolio of IP components to participate in the System-on-a-Chip market. These internal design groups compete with the Company for access to the parent's IP component requisitions and may eventually compete with the Company to supply IP components to third parties on a merchant basis. There can be no assurance that internal design groups will not expand their product offerings to compete directly with those of the Company or will not actively seek to participate as merchant vendors in the IP component market by selling to third party semiconductor manufacturers or, if they do, that the Company will be able to compete against them successfully. In addition to competition from companies in the merchant IP component market, the Company faces competition from vendors that supply EDA software tools, including certain of those mentioned above, and there can be no assurance that the Company will be able to compete successfully against them.

         The Company expects competition to increase in the future from existing competitors and from new market entrants with products that may be less expensive than the Company's IP components or that may provide better performance or additional features not currently provided by the Company. Many of the Company's current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources, greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, certain of the Company's principal competitors offer a single vendor solution, since, in the case of EDA tool companies, they maintain their own EDA design tools and IP libraries or, in the case of internal design groups, they provide IP components developed to utilize the qualities of a given manufacturing process, and may therefore benefit from certain capacity, cost and technical advantages. The Company's ability to compete successfully in the emerging market for IP components will depend upon certain factors, many of which are beyond the Company's control including, but not limited to, success in designing new products; implementing new designs at smaller process geometries; access to adequate EDA tools (many of which are licensed from the Company's current or potential competitors); the price, quality and timing of new product introductions by the Company and its competitors; the emergence of new IP component interchangeability standards; the widespread licensing of IP components by semiconductor manufacturers or their design groups to third party manufacturers; the ability of the Company to protect its intellectual property; market acceptance of the Company's IP components; success of competitive products; market acceptance of products using System-on-a-Chip ICs; and industry and general economic conditions. There can be no assurance that the Company will be able to compete successfully in the emerging merchant IP component market.

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

         DEPENDENCE ON NEW BUSINESS MODEL. The Company has historically generated revenue from license fees. Beginning in late fiscal 1996, however, the Company began implementation of a royalty based business model that is intended to generate revenue from both license fees and future royalties. The Company believes that, to date, the royalty based business model has been a limited success in that a substantial majority of the Company's customers have agreed to the royalty based business model. In the third fiscal quarter ended June 30, 1999, the Company recognized its first royalty revenue totaling $206,000. There can be no assurance that the continued operation of the royalty based business model will have the anticipated benefits and, if not, there could be a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will receive any future royalty revenue or that, if it does, the amount will be significant. See "--Dependence on Semiconductor Manufacturers; Dependence on Semiconductor and Electronics Industries" and "--Customer Concentration; Limited Customer Base."

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

         CUSTOMER CONCENTRATION; LIMITED CUSTOMER BASE. The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. In the three month period ended June 30, 1999, NEC, Conexant and Chartered accounted for 36%, 13% and 12% of revenue, respectively. In the nine month period ended June 30, 1999, NEC, TSMC, Conexant and UMC Group accounted for 24%, 18%, 18% and 12% of revenue, respectively. In the three month period ended June 30, 1998, Siemens, Newport and ATI accounted for 17%, 14% and 13% of revenue, respectively. In the nine month period ended June 30, 1998, Newport, TSMC, ATI, OKI and ST accounted for 12%, 12%, 11%, 10% and 10% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. None of the Company's customers has a written agreement with the Company that obligates it to license future generations of products or new products, and there can be no assurance that any customer will license IP components from the Company in the future. In addition, there can be no assurance that any of the Company's customers will ship products incorporating the Company's technology or that, if such shipments occur, they will generate significant revenue. The loss of one or more of the Company's major customers, reduced orders by one or more of such customers, the failure of one or more customers to pay license fees due to the Company or the failure of a customer to ship products containing the Company's IP components could materially adversely affect the Company's business, operating results and financial condition. The Company's business, operating results and financial condition may also be materially adversely affected if customers experience project delays and/or new or existing customers delay new bookings or fail to place anticipated orders.

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

         PRODUCT CONCENTRATION. The Company derives substantially all of its revenue from sales of its memory and standard cell products that, together, accounted for 81% and 86% of revenue in the three and nine month periods ended June 30, 1999, respectively. In each of the three and nine month periods ended June 30, 1998, memory and standard cell products together accounted for 98% of revenue. The decrease in percentage of total revenues derived from memory and standard cell products in the three and nine month periods ended June 30, 1999, as compared to the same periods in fiscal 1998, was due to decreased license revenue from these products and to increases in percentages of total revenue and in absolute revenue dollars from I/O products, support contracts and royalty revenue. The Company expects that memory products and standard cell products will continue to account for a substantial portion of the Company's revenue for the foreseeable future. There can be no assurance that the Company will continue to derive revenue from memory or standard cell products and a decline in revenue from such products would have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend in significant part on the successful development, introduction and customer acceptance of new products. See "--New Product Development and Technological Change."

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

         RISKS ASSOCIATED WITH INTERNATIONAL CUSTOMERS. Historically, a substantial portion of the Company's revenue has been international revenue. In the three and nine month periods ended June 30, 1999, international revenue, primarily from Asia and Europe, represented approximately 65% and 64%, respectively, of the Company's revenue. In the three and nine month periods ended June 30, 1998, international revenue represented approximately 86% and 83%, respectively, of the Company's revenue. The Company anticipates that international revenue will remain a substantial portion of revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. In the event that the Company's competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the U.S. dollar, the Company may experience fewer orders from international customers whose business is based primarily on the less expensive currency. There can be no assurance that present or future dislocations with respect to international financial markets will not have a material adverse effect on the Company's business, operating results and financial condition. The Company intends to continue to expand its sales and marketing activities in Asia and Europe. The Company's expansion of its international business involves a number of risks including the impact of possible recessionary environments in economies outside the United States; political and economic instability; exchange rate fluctuations; longer accounts receivable collection periods; greater difficulty in accounts receivable collection; unexpected changes in regulatory requirements; reduced or limited protection for intellectual property rights; export license requirements; tariffs and other trade barriers and potentially adverse tax consequences. There can be no assurance that the Company will be able to sustain or increase revenue derived from international customers or that the foregoing factors will not have a material adverse effect on the Company's business, operating results and financial condition.

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

         MANAGEMENT OF GROWTH. The ability of the Company to license its products and manage its business successfully in a rapidly evolving market requires an effective planning and management process. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. From June 30, 1997 to June 30, 1999, the Company grew from 48 to 95 employees or full-time equivalents. The Company's customers rely heavily on the Company's technological expertise in designing, testing and manufacturing products incorporating the Company's IP components. Relationships with new customers generally require significant engineering support. As a result, any increase in the demand for the Company's products will increase the strain on the Company's personnel, particularly its engineers. The Company's financial and management controls, reporting systems and procedures are also limited. Although some new controls, systems and procedures have been implemented, the Company's future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls, and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition. Further, the Company will be required to manage multiple relationships with various customers and other third parties and must successfully implement its new business model. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to offer its services and products successfully and to implement its business plan. The Company's inability to manage any future growth effectively would have a material adverse effect on the Company's business, operating results and financial condition.

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

         FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company intends to continue to invest heavily in the development of new products and enhancements to its existing products. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license revenue, available borrowings under line of credit arrangements and other factors. The Company anticipates spending approximately $3.2 million for capital expenditures over the next 12 months. The Company believes that its current cash and investment balances and any cash generated from operations and from available or future debt financing will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. However, from time to time, the Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, operating results and financial condition.

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


ITEM 2: Changes in Securities and Use of Proceeds

         Use of Proceeds. With respect to the requirements of Item 701(f) of Regulation S-K regarding the reporting of use of proceeds, pursuant to the information required to be reported by Item 701(f)(4)(viii), the Company funded its operations in the quarter ended June 30, 1999 with cash provided by operations and did not expend the proceeds of its initial public offering. The proceeds have been invested in short and long term securities until such time as the Company has need of them.


ITEM 6: Exhibits

         (a)  Exhibits

        27.1   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 6, 1999

                             ARTISAN COMPONENTS, INC.
                                    (Registrant)

                             /s/ Mark R. Templeton
                             --------------------------------------------
                             Mark R. Templeton
                             President and Chief Executive Officer
                             (Principal Executive and Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBITS
--------

27.1 Financial Data Schedule