Form 10-K
period 1999-09-30
ARTISAN COMPONENTS INC
filed 1999-12-10
CIK 1048982

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 000-23649

                            ARTISAN COMPONENTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      77-0278185
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

             1195 BORDEAUX DRIVE                                   94089
            SUNNYVALE, CALIFORNIA                               (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 734-5600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, $.001 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of October 31, 1999 was $59,760,102. Shares of Common Stock held by each executive officer, director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant's Common Stock outstanding as of October 31, 1999 was 13,932,863.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2000 Annual Meeting of Stockholders to be held February 17, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

CERTAIN FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-K and the information incorporated by reference herein contain "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such forward looking statements involve risks and uncertainties. When used in this Report, the words "expects," "anticipates" and "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. These risks and uncertainties include those discussed below and those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results". Artisan Components, Inc. undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this Report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

GENERAL

     Artisan Components, Inc. (the "Company" or "Artisan") is a leading developer of high performance, high density and low power embedded memory, standard cell and input/output ("I/O") intellectual property ("IP") components for the design and manufacture of complex integrated circuits ("ICs"). The Company offers highly differentiated memory, standard cell and I/O components that meet the acute needs of complex single chip system ("System-on-a-Chip") ICs for performance, power and density. Together, memory, standard cell and I/O components constitute approximately 80% of the silicon area on a typical System-on-a-Chip IC. The Company's products are optimized for each customer's manufacturing process and are delivered ready for use with industry standard and proprietary IC design tools. The Company licenses its products to semiconductor manufacturers and fabless semiconductor companies for the design of ICs used in complex, high volume applications, such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations.

     The Company primarily licenses its products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grants these manufacturers the right to distribute its IP components to their internal design teams and to fabless semiconductor companies that manufacture at the same facility. In cases where the semiconductor manufacturer does not have the infrastructure necessary to distribute and support the Company's IP components, the Company performs the distribution function directly to the customers of the semiconductor manufacturer. The Company believes that this licensing approach encourages proliferation of the Company's products and provides a highly efficient distribution channel for its IP components. Artisan has licensed its products to many leading semiconductor manufacturers including Chartered Semiconductor Manufacturing Ltd. ("Chartered"), Conexant Systems, Inc. ("Conexant"), Fujitsu Microelectronics, Inc. ("Fujitsu"), Hitachi, Ltd. ("Hitachi"), Infineon Technologies AG ("Infineon"; formerly known as Siemens Semiconductors), NEC Corporation ("NEC"), Newport Wafer-Fab, Ltd. ("Newport"), Oki Electric Industry Co., Ltd. ("OKI"), ST-Microelectronics Group ("ST"; formerly known as SGS-THOMSON Microelectronics, S.r.l.), Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC"), Toshiba Corporation ("Toshiba"), UMC Group ("UMC") and VLSI Technology, Inc. ("VLSI Technology").

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

INDUSTRY BACKGROUND

     The development of the merchant IP component market has resulted from the continuing trend toward horizontal specialization in the semiconductor industry, a trend that has been driven by a growth in design complexity due to increases in manufacturing capacity and an increasing focus on core competencies. In the 1970s, semiconductor companies were vertically integrated and responsible for all aspects of IC production, including IC design, electronic design automation ("EDA") tool design, IP component design and IC manufacturing. In the 1980s, application specific integrated circuit ("ASIC") companies developed a new approach that allowed their customers to perform the logic design of an IC while they performed the detailed physical implementation of the design and manufactured the IC. In addition, standalone EDA tool vendors achieved success by providing software design tools to complement those developed by internal divisions of semiconductor companies. The early 1990s saw the emergence of a number of fabless semiconductor companies that chose to focus on specific design expertise, take advantage of the availability of excess semiconductor manufacturing capacity and avoid the capital expenditures necessary to build fabrication facilities. Throughout this period, semiconductor manufacturers continued to focus on their core competencies: semiconductor design and manufacturing processes. Today, with the emergence of System-on-a-Chip ICs, semiconductor manufacturers are beginning to outsource the design of particular IP components critical to the successful development of System-on-a-Chip ICs.

     Over the past three decades, advances in semiconductor manufacturing processes have enabled the transistor density on ICs to double every 18 months. Today, it is possible to place nearly 100 million transistors on a single IC. State of the art fabrication facilities of the 1980s produced ICs using process geometries of 1.0um (one millionth of a meter). Current state-of-the-art fabrication facilities use 0.25um process geometries, and many semiconductor manufacturers have begun the transition to facilities using 0.18um and 0.15um processes. These advances enable the manufacture of highly complex System-on-a-Chip ICs, resulting in substantial performance, power, cost and reliability improvements over conventional multi-chip systems on printed circuit boards ("PCB Systems"). System-on-a-Chip ICs combine all of the functionality of PCB Systems onto a single IC and are optimal for use in complex, high volume applications such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations.

                     [Printed Circuit Board System Diagram]

     As shown above, in both a PCB System and in a System-on-a-Chip, the primary building blocks may include memory, standard cell (logic), I/O, microprocessor, digital signal processor ("DSP"), mixed-signal and analog components. However, integration of these components into System-on-a-Chip ICs at deep submicron process geometries is far more complex than the design of a traditional PCB System. With continuing advances in manufacturing processes, an increasing number of individual transistors must be designed and tested and, consequently, the gap is increasing between what can be manufactured and what can be designed within the time to market requirements of the semiconductor manufacturer. As a result, the full value of today's semiconductor manufacturing processes is rarely realized, with designers settling for partial utilization of the process in the interest of meeting cost and schedule requirements. Given shorter product life cycles and the importance of reducing time to market, the use of merchant IP components to leverage design and manufacturing capabilities can be a significant competitive advantage to semiconductor manufacturers.

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

THE ARTISAN SOLUTION

     Artisan is a leading developer of high performance, high density and low power memory, standard cell and I/O components for the design and manufacture of complex ICs. The Company provides IP components that are optimized for each customer's manufacturing process.

     The Company's IP components are designed to offer customers the following benefits:

     Performance, Power and Reliability. Artisan delivers high performance, high density and low power reliable IP components through a combination of design expertise, proprietary technology and design tools. The Company's IP components, which are customized, verified and tested for a particular manufacturing process, require little or no integration by customers and have been proven by use in over 50 different manufacturing processes. Many of the Company's products are designed to achieve speeds in excess of 800 MHz.

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

ARTISAN STRATEGY

     The Company's objective is to be the leading provider of high performance IP components to the semiconductor industry. The Company's strategy is based upon the following key elements:

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

     Target Leading Semiconductor Manufacturers. The Company focuses on licensing its products to the world's leading semiconductor manufacturers. These manufacturers represent the largest revenue potential for the Company because they utilize the most advanced manufacturing processes, manufacture the largest number of ICs, have the most pressing need for high performance IP components and face the greatest time to market pressures. To date, the Company has licensed its products to many leading semiconductor manufacturers including Chartered, Conexant, Fujitsu, Hitachi, Infineon, NEC, Newport, OKI, ST, TSMC, Toshiba, UMC and VLSI Technology.

     Generate Revenue through Innovative Business Model. The Company generates revenue through a combination of license fees, maintenance and support contracts and royalty payments. The Company charges manufacturers a license fee for the right to manufacture semiconductors containing the Company's products. In addition, manufacturers agree to pay the Company a royalty based on manufacturing volumes. Once a manufacturer has licensed a product from the Company and in order to maximize royalties, the manufacturer is encouraged to distribute the product to teams designing integrated circuits for production at the manufacturer's facility. In some cases, the manufacturer may not have the infrastructure to distribute the Company's products to design teams. In these cases, the Company performs the distribution function through its web site as well as through an in-house telemarketing organization. As a result, the Company believes its license agreements will facilitate the broad and rapid penetration of the Company's products into multiple designs, and thereby increase potential royalty revenue. Royalty payments are calculated based on per unit sales of ICs or wafers containing the Company's IP components and generally vary in proportion to the silicon area of an IC occupied by the Company's products. A portion of these royalty payments is credited back to the customer's account to use to pay license fees for future orders to be placed with the Company. The remaining portion of the royalty is reported as net royalty revenue. In the third quarter of fiscal 1999, the Company received its first royalty revenue as some of the Company's customers that had entered into royalty-based license agreements with the Company began the manufacture and sale of products incorporating the company's IP components.

     Proliferate Artisan's IP Components throughout Customer Designs. The Company intends to establish itself as the de facto supplier of key IP components across multiple IC designs and new product generations for each customer. By making its IP components easy to integrate into the customer's design methodologies and supporting both industry standard and proprietary IC design tools, Artisan facilitates the ready inclusion of its IP components in a large number of designs.

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

     Maintain Technological Leadership. The Company believes that its customers evaluate IP components based on speed, density, power, quality, reliability and price. Against these evaluation criteria, the Company believes that it currently has a position of technological leadership. The Company intends to maintain its technological leadership position by continuing to develop a significant portfolio of IP building blocks upon which it can base new generations of products and by making enhancements to existing products. The

Company also intends to maintain its expertise in state of the art manufacturing processes by working with customers during their new process development efforts.

PRODUCTS

     Artisan's current family of IP components includes high performance, high density and low power memory, standard cell and I/O components. Initial license fees typically range from $250,000 to $700,000 per component, depending on the amount of customization and the number of design views and models required.

     Artisan's products are developed and delivered using a proprietary methodology that includes a set of design tools, techniques and specific design expertise that the Company calls "Process-Perfect." This methodology ensures that the IP components produced by Artisan are designed to achieve the best combination of performance, density, power and yield for a given manufacturing process. In addition, the Company has created a flexible portfolio of IP building blocks. This portfolio, combined with the Process-Perfect methodology, allows the Company to satisfy its customers' schedule and quality requirements in a cost effective manner. Artisan's IP components are easily integrated into a variety of customer design methodologies and support industry standard IC design tools, including those from EDA tool vendors such as Cadence Design Systems, Inc. ("Cadence"), Synopsys, Inc. ("Synopsys") and Avant! Corporation ("Avant!"), as well as customers' proprietary IC design tools. To support these various IC design tool environments, each of the Company's products includes a comprehensive set of verified tool models.

     Memory Products. Artisan's embedded memory products include random access memories ("RAMs"), read only memories ("ROMs") and register files. The Company's high speed, high density and low power products include single- and dual-port RAM and ROM products and single-, dual- and triple-port register files. The Company's embedded memory products are configurable and vary in size to meet the customer's specification. For example, the Company's RAM products will support sizes from 2 to 128 bits wide and from 16 to 8,192 words. All of the Company's memory products include features such as a power down mode, low voltage data retention and fully static operation. In addition, the Company's memory products may optionally include built-in test interfaces that support popular test methodologies.

          High Speed Memory Family. The high speed products are designed to achieve speeds in excess of 800 MHz for 0.15mm manufacturing processes. The Company achieves the high performance of its memory products through a combination of proprietary design innovations that include latch based sense amplifiers, high speed row select technology, precise core cell balancing and rapid recovery bitlines.

          High Density Memory Family. The high density products are designed for applications where achieving the lowest possible manufacturing cost is critical. These are typically consumer applications with high manufacturing volumes. To achieve the lowest possible manufacturing cost for these products, the Company utilizes proprietary circuit and layout techniques to reduce the overall area of the memories. In addition, the Company uses specific design and analysis techniques to enhance production yield.

          Low Power Memory Family. The low power products are designed to operate at low power levels to prolong battery life when used in battery-powered electronic systems. The low power products achieve low power through a combination of proprietary design innovations that include latch based sense amplifiers, a power efficient banked memory architecture, precise core cell balancing and unique address decoder and driver circuitry.

     Standard Cell Product. Artisan's standard cell product includes over 500 cells optimized for each customer's manufacturing process and IC design tool environment to result in greater density as compared to competitive standard cell products. The Company offers standard cell products that are optimized with high performance, high density and low power to meet the needs of different markets. The Company has recently introduced its SAGE-X architecture that includes several design improvements to produce smaller silicon area and better performance. The Company's standard cell product utilizes each customer's proprietary manufacturing process rules, including stacked contact-via, silicided diffusion and local interconnect layers.

All functions are available in at least four drive strengths, and the Company's inverters, buffers and 3-state drivers are each available in nine drive strengths.

     I/O Products. The Company's Integral I/O library includes over 600 standard I/O functions. The Company also offers a wide variety of specialized I/O products that are compatible with industry standard PCI, GTL and PECL interfaces and many others. Every I/O product utilizes each customer's proprietary manufacturing process rules, pad pitch and ESD requirements, resulting in superior performance, reliability and manufacturability.

PRODUCT DEVELOPMENT

     The Company has targeted the rapidly growing System-on-a-Chip market with high performance, high density and low power memory, standard cell and I/O products. The ability of the Company to compete in the future will be substantially dependent on its ability to continually create competitive technologies to meet changing market needs. To this end, the Company's engineers are involved in the development of more advanced versions of the Company's products as well as in the development of new products. The Company has assembled a team of highly skilled engineers whose activities are focused on the development of IP components for current and anticipated manufacturing processes. Because of the complexity of these activities, the design and development process at Artisan is a multidisciplinary effort requiring expertise in electronic circuit design, process technology, physical layout, design software, model generation, data analysis and processing and general IC design.

     As of September 30, 1999, Artisan had 64 employees and full-time equivalents in the engineering department. In fiscal 1997, 1998 and 1999, total engineering costs were approximately $4.8 million, $8.5 million and $10.6 million, respectively. Engineering costs are allocated between cost of revenue and product development expenses. Engineering efforts devoted to developing products for specific customer projects are recognized as cost of revenue while the balance of engineering costs, incurred for general development of Artisan's technology, is charged to product development. The Company expects that it will continue to invest substantial funds for engineering activities. There can be no assurance that the Company can develop and introduce new technology in a timely fashion or that such new technology will be accepted by the market. The Company's customers compete in the semiconductor industry, which is subject to rapid technological change, frequent introductions of new products, short product life cycles, changes in customer demands and requirements and evolving industry standards. The development of new manufacturing processes, the introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the Company's future success will depend on its ability to continue to enhance its existing products and to develop and introduce new products that satisfy increasingly sophisticated customer requirements and that keep pace with new product introductions, emerging manufacturing process technologies and other technological developments in the semiconductor industry. Any failure by the Company to anticipate or respond adequately to changes in manufacturing processes or customer requirements, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of new or enhanced products or that such new or enhanced products will achieve market acceptance. Any delay in release dates of new or enhanced products could materially adversely affect the Company's business, operating results and financial condition. The Company also could be exposed to litigation or claims from its customers in the event that it does not satisfy its delivery commitments. There can be no assurance that any such claim would not have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results -- New Product Development and Technological Change."

CUSTOMERS

     The Company is focused on licensing its products to semiconductor manufacturers and fabless semiconductor companies. Many of the world's leading semiconductor manufacturers are among the

Company's customers including: Analog Devices, Inc., Chartered, Conexant, Fujitsu, GEC Plessey Semiconductors (acquired by Mitel Semiconductor), Hitachi, Infineon, ITT INTERMETALL Semiconductor (acquired by Micronas Semiconductor Holding AG), LSI Logic Corporation, NEC, OKI, Philips Semiconductors, ST, Toshiba, TSMC and UMC.

     The Company's royalty-based business model enables aggressive product distribution and licensing to semiconductor companies who are the customers of the semiconductor manufacturers. To date, the Company has licensed its products to hundreds of these semiconductor companies, many of whom are listed in the table below.

                         ARTISAN'S END-USER LICENSEES*

Acer Laboratories Inc.             Innovative Engineering             Seattle Silicon Corp. (Acquired
Acute Communications Corporation   Integrated Telecom Express, Inc.   by   ZiLOG, Inc.)
Adaptec, Inc.                      IP Semiconductors                  SiberCore Technologies
ADMtek Inc.                        Kawaski Steel Corporation          Sierra Research and Technology,
Advanced Communication Devices     Kendin Communications Inc.           Inc.
  Corp.                            Lara Technology Inc.               Sigtron Technologies, Inc.
Advanced Hardware Architectures,   Level One Communications, Inc.     Silicon Image, Inc.
  Inc.                             LinkUp Systems Corporation         Silicon Magic Corporation
Alantro Communications             Lucent Technologies                Silicon Motion, Inc.
Alcatel Bell                       LuxSonor Semiconductors, Inc.      Silicon Value, Ltd.
Allayer Technologies Corp.         Luxxon Corp.                       STMicroelectronics Group
Alliance Semiconductor             Macronix International, Co., Ltd.  Stream Machine Company
Corporation                        Malleable Technologies             Sundance Technology, Inc.
Advanced Micro Devices, Inc.       Marvell Semiconductor, Inc.        Switch On Networks
Analog Devices, Inc.               Matrox Graphics Inc.               S3, Incorporated
Ardent Technologies, Inc.          Mitel Corporation                  TaraCom
ARM Ltd.                           MMC Networks, Inc.                 TeraLogic, Inc.
Array Microsystems, Inc.           Motorola Inc.                      Theseus Logic, Inc.
Aspex Microsystems Ltd.            National Semiconductor             TOPIC Semiconductor Corp.
ATI Technologies Inc.              Corporation                        Trident Microsystems, Inc.
Aureal Semiconductor               NASA Goddard Space Flight Center   Tripath Technology Inc.
Bitbltz Communications, Inc.       NEC Corporation                    Trumpion Microelectronics
BroadLogic, Inc.                   NeoMagic Corporation               Tundra Semiconductor Corporation
Centerpoint Broadband              NeoParadigm Labs, Inc.             T-Span Corporation
Technologies                       Newport Communications Inc.        T-Square Design
Centillium Communications, Inc.    NVIDIA(TM) Corporation             UTMC Microelectronic Systems
Chameleon Systems, Inc.            Nexware Corporation                Inc.
Chip2Chip(TM), Inc.                NTT Science and Core Technology    Vertex Networks, Inc.
Cirrus Logic Inc.                  Laboratory Group                   VideoLogic Systems
Coast Logic, Inc.                  Oak Technology Inc.                Virata Corporation
ControlNet, Inc.                   Packet Networks, Inc.              Vision Group plc
Crest Microsystems Inc.            Packetcom, Inc.                    (Acquired by STMicroelectronics)
Cypress Semiconductor Corporation  Parallax, Inc.                     West Bay Semiconductors
Digital MediaCom, Inc.             Philips Semiconductors             XaQti Corporation (Acquired by
Digital Reflection, Inc.           PixelFusion Ltd.                     Vitesse Semiconductor
DSP Group, Inc.                    Pixelworks, Inc.                     Corporation)
Dynamia Technology, Inc.           Poseidon Technology                ZiLOG, Inc.
Entridia Corp.                     Prominent Communications, Inc.     3Com Corporation
ESS Technology, Inc.               Quantum Corporation                3dfx Interactive(R) Inc.
Genesis Computer Corporation       QuickLogic Corporation             3DSP Corporation
Hitachi Semiconductor (America)    Radiata Communications Pty Ltd     8x8, Inc.
  Inc.                             Rise Technology Company
iCompression Inc.                  RocketChips, Inc.
iGS Technologies, Inc.             SAGE, Inc.
Infineon Technologies

---------------
* Some of the Company's End-User Licensees are not listed in the table above as they have not granted the Company publicity rights.

     In addition, Artisan has several industry partner programs whereby members provide a wide variety of soft IP and microprocessor solutions, design services and tool support to streamline the design process for Artisan library users. Many of the Company's current industry partners are listed in the table below.

                               ARTISAN'S PARTNERS

ALTIUS Solutions, Inc.         IKOS Systems Inc.                       Simplex Solutions, Inc.
Arcadia Design Systems, Inc.   Integrated Silicon Systems, Ltd.        SIS Microelectronics, Inc.
Aristo Technology, Inc.        Lexra Inc.                              SmartSand, Inc.
ATMOS Corporation              LogicVision, Inc.                       SMT (SangHwa Micro Technology Inc.)
BOPS, Inc.                     MacroTech Research, Inc.                Snaketech, Inc.
Cadence Design Systems, Inc.   Magma Design Automation, Inc.           Sonics, Inc.
CreOsys Inc.                   Micro Devices Technology, Inc.          SSL -- Silicon Systems Ltd.
CynApps, Inc.                  Monterey Design Systems, Inc.           Stellar Semiconductor Inc.
Dai Nippon Printing Co., Ltd.  MOSAID Technologies Incorporated        Sycon Design, Inc.
Denali Software, Inc.          MOSIS                                   Synopsys, Inc.
Electric Editor, Inc.          Palmchip Corporation                    SynTest Technologies, Inc.
Enabling Technology, Inc.      picoTurbo, Inc.                         Toppan Printing Co., Ltd.
Escalade Corporation           QuArc, Inc.                             Transtechnic International, Inc.
FOCAM Technologies Inc.        Quadic Systems, Inc.                    Ultima Interconnect Technology,
Frequency Technology, Inc.     Quickturn Design Systems, Inc.          Inc.
Gambit Automated Design, Inc.  RealChip Inc. (formerly SiCore          VeraTest, Inc.
Genesys Testware, Inc.           Systems, Inc.)                        Verplex Systems, Inc.
Global UniChip Corporation     Sapphire Design Automation, Inc.        Voom, Inc.
Goya Technology                Sente Inc.                              White Eagle Systems Technology,
Greenforest Consulting, Inc.   Silicon Access Technology Inc.          Inc.
HDAC, Inc.                     Silicon Perspective Corporation         Xentec, Inc.

     The Company has been dependent on a relatively small number of customers for a substantial portion of its annual revenue, although the customers comprising this group have changed from time to time. In fiscal 1997, ST, Fujitsu, OKI and NEC accounted for 27%, 24%, 16% and 13% of revenue, respectively. In fiscal 1998, TSMC, OKI and UMC accounted for 14%, 11% and 11% of revenue, respectively. In fiscal 1999, NEC, TSMC, Conexant and UMC accounted for 25%, 19%, 14% and 13% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. None of the Company's customers has a written agreement with the Company that obligates it to license future generations of products or new products, and there can be no assurance that any customer will license IP components from the Company in the future. In addition, there can be no assurance that any of the Company's customers will ship products incorporating the Company's technology or that, if such shipments occur, they will generate significant revenue. The loss of one or more of the Company's major customers, reduced orders by one or more of such customers, the failure of one or more customers to pay license or royalty fees due to the Company or the failure of a customer to ship products containing the Company's IP components could materially adversely affect the Company's business, operating results and financial condition. The Company's business, operating results and financial condition may also be materially adversely affected if customers experience project delays and/or new or existing customers delay new bookings or fail to place anticipated orders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results -- Customer Concentration; Limited Customer Base."

     There can be no assurance that the Company will be successful in continuing to license its products to current customers or in entering into licenses with additional semiconductor manufacturers. The Company faces numerous risks in successfully obtaining orders from customers on terms consistent with the Company's business model including, among others, the lengthy and expensive process of building a relationship with a potential customer before reaching an agreement with such party to license the Company's products; persuading large semiconductor manufacturers to work with, disclose proprietary information to and rely upon a smaller company, such as the Company and persuading potential customers to bear certain development costs associated with development of customized components. In addition, there are a relatively limited number of semiconductor manufacturers to which the Company can license its technology in a manner consistent with its business model. The Company also faces significant competition from internal design groups of semiconductor manufacturers as well as other commercial suppliers of IP components. See "-- Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results -- Competition."

SALES, MARKETING AND DISTRIBUTION

     The Company primarily licenses its products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grants these manufacturers the right to distribute its IP components to their internal design teams and to fabless semiconductor companies that manufacture at the same facility. In cases where the semiconductor manufacturer does not have the infrastructure necessary to distribute and support the Company's IP components, the Company performs the distribution function directly to the customers of the semiconductor manufacturer, using the Company's web site as well as its in-house telemarketing organization. The Company believes its sales, marketing and distribution approach gives it an advantage over its competitors since the Company is able to leverage its customers' sales and marketing organizations and avoid the costs associated with hiring, training and compensating the large sales force necessary to negotiate with each end user customer. As of September 30, 1999, the Company's sales and marketing organization comprised 13 sales and 9 marketing employees and full-time equivalents. Additionally, the Company relies in part on a consulting company in Japan to assist its sales efforts in that market.

     Historically, a substantial portion of the Company's revenue has been derived from customers outside the United States ("international revenue"). In fiscal 1997, 1998 and 1999, international revenue, primarily in Asia and Europe, represented 73%, 84% and 67%, respectively, of the Company's revenue. The Company anticipates that international revenue will remain a substantial portion of its revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results -- Risks Associated with International Customers."

COMPETITION

     The Company's strategy of targeting semiconductor manufacturers that participate in, or may enter, the System-on-a-Chip market requires the Company to compete in intensely competitive markets. Within the merchant segment of the IP market, the Company competes primarily against Avant!, Mentor Graphics Corporation ("Mentor Graphics"), the Silicon Architects division of Synopsys, Virage Logic ("Virage") and Virtual Silicon Technologies ("Virtual Silicon"). In addition, the Company may face competition from consulting firms and companies that typically have operated in the generic library segment of the IP market and that now seek to offer customized IP components as enhancements to their generic solutions. The Company also faces significant competition from the internal design groups of semiconductor manufacturers that are expanding their manufacturing capabilities and portfolio of IP components to participate in the System-on-a-Chip market. These internal design groups compete with the Company for access to the parent's IP component requisitions and may eventually compete with the Company to supply IP components to third parties on a merchant basis. There can be no assurance that internal design groups will not expand their product offerings to compete directly with those of the Company or will not actively seek to participate as merchant vendors in the IP component market by selling to third party semiconductor manufacturers or, if they do, that the Company will be able to compete against them successfully. In addition to competition from companies in the merchant IP component market, the Company faces competition from vendors that supply EDA software tools, including certain of those mentioned above, and there can be no assurance that the Company will be able to compete successfully against them.

     The Company expects competition to increase in the future from existing competitors and from new market entrants with products that may be less expensive than the Company's IP components or that may provide better performance or additional features not currently provided by the Company. Many of the

Company's current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources, greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, certain of the Company's principal competitors offer a single vendor solution, since, in the case of EDA tool companies, they maintain their own EDA design tools and IP libraries or, in the case of internal design groups, they provide IP components developed to utilize the qualities of a given manufacturing process, and may therefore benefit from certain capacity, cost and technical advantages. The Company's ability to compete successfully in the emerging market for IP components will depend upon certain factors, many of which are beyond the Company's control including, but not limited to, success in designing new products; implementing new designs at smaller process geometries; access to adequate EDA tools (many of which are licensed from the Company's current or potential competitors); the price, quality and timing of new product introductions by the Company and its competitors; the emergence of new IP component interchangeability standards; the widespread licensing of IP components by semiconductor manufacturers or their design groups to third party manufacturers; the ability of the Company to protect its intellectual property; market acceptance of the Company's IP components; success of competitive products; market acceptance of products using System-on-a-Chip ICs and industry and general economic conditions. There can be no assurance that the Company will be able to compete successfully in the emerging merchant IP component market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results -- Competition."

PATENTS AND INTELLECTUAL PROPERTY PROTECTION

     The Company relies primarily on a combination of nondisclosure agreements and other contractual provisions and patent, trademark, trade secret, and copyright law to protect its proprietary rights. The Company has an active program to protect its proprietary technology through the filing of patents. As of September 30, 1999, the Company had applications for 17 patents on file with the United States Patent and Trademark Office (the "USPTO"), and, of these applications, six patents had been granted. As of September 30, 1999, the Company had no filings for foreign patents, but the Company intends to file such foreign patent applications as appropriate in the future. The Company has filed eight applications under the Patent Cooperation Treaty relating to eight patent applications previously filed with the USPTO. There can be no assurance that the Company's pending patent applications will be approved, that any issued patents will protect the Company's intellectual property or will not be challenged by third parties or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued to the Company.

     The Company also relies on trademark and trade secret laws to protect its intellectual property. The Company protects its trade secrets and other proprietary information through confidentiality agreements with its employees and customers in addition to other security measures. Despite these efforts, there can be no assurance that others will not gain access to the Company's trade secrets, that such trade secrets will not be independently discovered by competitors or that the Company can meaningfully protect its intellectual property. In addition, effective trade secret protection may be unavailable or limited in certain foreign countries. Although the Company intends to protect its rights vigorously, there can be no assurance that such measures will be successful.

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

EMPLOYEES

     As of September 30, 1999, the Company had 97 employees and full-time equivalents. Of this total, 64 were in engineering, 22 were in sales and marketing and 11 were in finance and administration. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with employees are good.

EXECUTIVE OFFICERS

     The executive officers of the Company, their positions and their ages (as of September 30, 1999) are as follows:

                      NAME                        AGE                      POSITION
                      ----                        ---                      --------
Mark R. Templeton...............................  40    President, Chief Executive Officer and
                                                        Director
Scott T. Becker.................................  39    Chief Technical Officer and Director
Dixie K. Lopes..................................  32    Acting Chief Financial Officer
Larry J. Fagg...................................  53    Vice President, Worldwide Sales
Dhrumil Gandhi..................................  42    Vice President, Engineering
Jeffrey A. Lewis................................  39    Vice President, Market and Business
                                                        Development

     Mark R. Templeton has served as President, Chief Executive Officer and a director of the Company since April 1991 when he co-founded the Company. From April 1990 to March 1991, Mr. Templeton was director of the Custom IC Design Group at Mentor Graphics, an EDA company. From October 1984 to March 1990, he held various positions with Silicon Compilers Systems Corporation ("Silicon Compilers"), an EDA company, with the last position being Director of the Custom IC Design Group. Mr. Templeton received a B.S.E.E. from Boston University.

     Scott T. Becker has served as Chief Technical Officer and a director of the Company since April 1991 when he co-founded the Company. From April 1990 to April 1991, he was manager of the library development group at the IC Division of Mentor Graphics. From May 1985 to April 1990, he was responsible for library development at Silicon Compilers. Mr. Becker received a B.S.E.E. from the University of Illinois and an M.S.E.E. from Santa Clara University.

     Dixie K. Lopes has served as Acting Chief Financial Officer of the Company since June 1999. Ms. Lopes, Director of Finance, has held previous positions with the Company as Corporate Controller and Manager of Financial Planning and Analysis from October 1997 to June 1999. From January 1994 to October 1997, she was Manager of Financial Planning and Analysis for NetFRAME Systems, Inc, a network computer systems company. Ms. Lopes received a B.A. in Liberal Studies from California Polytechnic State University, San Luis Obispo and an M.B.A. with finance concentration from Santa Clara University.

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

     Jeffrey A. Lewis has served as Vice President of Market and Business Development of the Company since June 1999. From September 1996 to June 1999, he served as Vice President of Marketing of the Company. From August 1994 to September 1996, he served in several managerial positions at Compass Design Automation, Inc, an EDA company, the most recent of which was Vice President of Corporate Marketing. From April 1992 to August 1994, he served as Director of Marketing at Redwood Design Automation, Inc., an EDA company. Mr. Lewis received a B.S.E.E., a B.A. in Economics and an M.B.A., all from the University of California, Berkeley.

ITEM 2. PROPERTIES

     The Company's executive, administrative and technical offices currently occupy 32,660 square feet in Sunnyvale, California, under a lease that expires in 2004. The Company sublets to a third party the 16,797 square foot space it formerly occupied in San Jose, California. The lease on the San Jose space expires in 2001. In addition, as of December 1999, the Company also leases sales and support offices in North Andover, Massachusetts and Tokyo, Japan. The Company believes that its existing facilities are adequate to meet its current needs but that it may need to seek additional space in the future. The Company believes that suitable additional space will be available on commercially reasonable terms as needed.

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

                                                               HIGH        LOW
                                                              -------    -------
Fiscal Year 1998
Second Quarter (from February 3, 1998)......................  $20.250    $15.250
  Third Quarter.............................................   23.375     11.875
  Fourth Quarter............................................   15.500      6.500
Fiscal Year 1999
  First Quarter.............................................   11.375      4.375
  Second Quarter............................................    7.688      5.000
  Third Quarter.............................................   12.250      4.219
  Fourth Quarter............................................   14.375      8.125

     On December 8, 1999, the reported last sale price of the Common Stock on the Nasdaq National Market was $17.50 per share. As of October 31, 1999, there were approximately 141 stockholders of record of the Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of September 30, 1998 and 1999 and the statement of operations data for the fiscal years ended September 30, 1997, 1998 and 1999 are derived from the financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of September 30, 1995, 1996 and 1997 and the statement of operations data for the fiscal years ended September 30, 1995 and 1996 are derived from the financial statements that have been audited by

PricewaterhouseCoopers LLP, independent accountants, not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in the future.

                                                      FISCAL YEAR ENDED SEPTEMBER 30,
                                              ------------------------------------------------
                                               1995      1996      1997      1998       1999
                                              ------    ------    ------    -------    -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  License...................................  $2,718    $4,147    $8,912    $16,568    $14,138
  Net royalty...............................      --        --        --         --        729
                                              ------    ------    ------    -------    -------
          Total revenue.....................   2,718     4,147     8,912     16,568     14,867
Costs and expenses:
  Cost of revenue...........................     984     1,280     2,855      4,962      5,957
  Product development.......................   1,044     1,080     1,955      3,580      4,631
  Sales and marketing.......................     272       603     2,019      4,030      5,105
  General and administrative................     415       611     1,340      1,922      2,599
                                              ------    ------    ------    -------    -------
          Total cost and expenses...........   2,715     3,574     8,169     14,494     18,292
                                              ------    ------    ------    -------    -------
Operating (loss) income.....................       3       573       743      2,074     (3,425)
Other income, net...........................      --        96       297      1,175      2,024
                                              ------    ------    ------    -------    -------
(Loss) income before provision for income
  taxes.....................................       3       669     1,040      3,249     (1,401)
(Benefit) provision for income taxes........      36       137       356        923       (858)
                                              ------    ------    ------    -------    -------
Net (loss) income...........................  $  (33)   $  532    $  684    $ 2,326    $  (543)
                                              ======    ======    ======    =======    =======
Basic net (loss) income per share
  (historical)(2)...........................  $(0.01)   $ 0.11    $ 0.13    $  0.22    $ (0.04)
                                              ======    ======    ======    =======    =======
Diluted net (loss) income per share
  (historical)(2)...........................  $(0.01)   $ 0.08    $ 0.07    $  0.18    $ (0.04)
                                              ======    ======    ======    =======    =======
Pro forma net income data (unaudited)(1):
  Pro forma net income......................  $   21    $  409
                                              ======    ======
  Diluted net income per share (pro
     forma)(2)..............................  $ 0.00    $ 0.06
                                              ======    ======
Shares used in computing:
  Basic net (loss) income per share.........   5,018     5,040     5,456     10,457     13,569
                                              ======    ======    ======    =======    =======
  Diluted net (loss) income per share.......   5,018     7,010     9,657     12,917     13,569
                                              ======    ======    ======    =======    =======

                                                             AT SEPTEMBER 30,
                                             -------------------------------------------------
                                              1995      1996      1997       1998       1999
                                             ------    ------    -------    -------    -------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
securities.................................  $    6    $2,958    $ 4,554    $47,204    $48,181
Working capital............................     141     2,268      4,352     49,874     50,612
Total assets...............................   1,261     5,172     12,011     59,489     64,344
Long term liabilities, net of current
  portion(3)...............................      --        15         49        218        174
Total stockholders' equity.................     410     4,292      9,348     55,539     57,120

---------------
(1) Prior to March 1996, the Company was a subchapter S corporation and, therefore, was not subject to entity level taxation. Pro forma net income includes pro forma tax expense as if the Company were taxed as a C corporation in fiscal 1995 and 1996.

(2) For an explanation of net income (loss) per share and shares used in per share calculations, see Note 13 of the Notes to Financial Statements included elsewhere in this Annual Report on Form 10-K.

(3) Long term liabilities consist of deferred rent and deferred revenue. See
    Note 8 of the Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements. The forward looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. For a more detailed discussion of these and other business risks, see "-- Factors Affecting Future Operating Results."

OVERVIEW

     Artisan is a leading developer of high performance, high density and low power embedded memory, standard cell and I/O components for the design and manufacture of complex ICs. The Company licenses its products to semiconductor manufacturers and fabless semiconductor companies for the design of ICs used in complex, high volume applications, such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations.

     Beginning in late fiscal 1996, the Company implemented a royalty-based business model that is intended to generate revenue from both license fees and royalties. The Company generally licenses its products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grants these manufacturers the right to distribute the Company's IP components to their internal design teams and to distribute and sublicense to semiconductor design companies that manufacture at the same facility. In cases where the semiconductor manufacturer does not have the infrastructure necessary to distribute and support the Company's IP components, the Company performs the distribution function directly to the customers of the semiconductor manufacturer. License fees and royalties are received under the terms of license agreements with customers to provide the Company's IP component products. Typically, a customer licenses one or more products that are accompanied by layout databases, views to support a customer's IC design tool environment and design methodology documentation. The license of the Company's products typically involves a sales cycle of six to 12 months and often coincides with a customer's migration to a new manufacturing process. The Company's contracts generally require a customer to pay a license fee to Artisan ranging from approximately $250,000 to $700,000 for each product delivered under a contract. A contract typically calls for an initial payment of approximately one-third of the license fee with the remainder due upon delivery, generally three to six months later. Royalty payments are calculated based on per unit sales of ICs or wafers containing the Company's IP components and generally vary in proportion to the silicon area of an IC occupied by the Company's products. Given that the Company provides its products early in the customer's IC design process, there is a significant delay between the delivery of a product and the generation of royalty revenue.

     To date, the substantial majority of the Company's license revenue has been recognized on a percentage of completion method. Provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. As the completion period for a project ranges from three to six months, revenue in any quarter is dependent on the Company's progress toward completion of the project. There can be no assurance that the Company's estimates will be accurate, and, in the event they are not, the Company's business, operating results and financial condition in subsequent periods could be materially adversely affected.

     In the third quarter of fiscal 1999, the Company received its first royalty reports from customers. As expected, these royalties were from a small number of IC designs that were early in their product life-cycles. According to contract terms, a portion of these royalty payments is credited back to the customer's account to use to pay license fees for future orders to be placed with the Company. The remaining portion of the royalty is reported as net royalty revenue. The Company's success will depend on its ability to generate royalty revenue from a substantially larger number of designs and on many of these designs achieving large manufacturing volumes. There can be no assurance that the Company will be successful in expanding the number of royalty bearing contracts with customers, and there can be no assurance that the Company will receive significant royalty revenue in the future. See "-- Factors Affecting Future Operating Results -- Fluctuations in Operating Results."

     The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. In fiscal 1997, ST, Fujitsu, OKI and NEC accounted for 27%, 24%, 16% and 13% of revenue, respectively. In fiscal 1998, TSMC, OKI, and UMC accounted for 14%, 11% and 11% of revenue, respectively. In fiscal 1999, NEC, TSMC, Conexant and UMC accounted for 25%, 19%, 14% and 13% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. See "-- Factors Affecting Future Operating Results -- Customer Concentration; Limited Customer Base."

     Historically, a substantial portion of the Company's revenue has been international revenue. In fiscal 1997, 1998 and 1999, international revenue, primarily from Asia and Europe, represented 73%, 84%, and 67%, respectively, of the Company's revenue. The Company anticipates that international revenue will remain a substantial portion of its revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. See "-- Factors Affecting Future Operating Results -- Risks Associated with International Customers."

     The Company derives substantially all of its revenue from sales of its memory and standard cell products that together accounted for 94%, 94% and 80% of revenue in fiscal 1997, 1998 and 1999, respectively. The Company expects that memory products and standard cell products will continue to account for a substantial portion of the Company's revenue for the foreseeable future. There can be no assurance that the Company will continue to derive revenue from memory or standard cell products and a decline in revenue from such products would have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend in significant part on the successful development, introduction and customer acceptance of new products. See "-- Factors Affecting Future Operating
Results -- Product Concentration."

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

     The Company in the past has experienced delays in the progress of certain projects, and there can be no assurance that such delays will not occur in the future. Any delay or failure to achieve progress could result in damage to customer relationships and the Company's reputation, under-utilization of engineering resources or a delay in the market acceptance of the Company's products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's contracts with customers generally may be canceled without cause, and if a customer cancels or delays performance under any such contracts, the Company's business, operating results and financial condition could be materially adversely affected. The Company's costs and expenses will be based in part on the Company's expectations of future revenue. Accordingly, if the Company does not realize its expected revenue, its business, operating results and financial condition could be materially adversely affected. The Company has recently experienced periods of negative growth as well as declines in the rate of growth of its revenue as compared with prior periods, primarily due to deterioration in the demand for semiconductors generally. There can be no assurance that the Company will experience positive revenue growth in the future. See "-- Factors Affecting Future Operating Results -- Fluctuations in Operating Results."

     In connection with the grant of options for the purchase of 96,200 shares of Common Stock to employees during the period from December 1996 through March 1997 and 15,000 shares of Common Stock to non-employees in January 1998, the Company recorded aggregate deferred compensation of approximately

$281,000, representing the difference between the deemed fair value of the Common Stock and the option exercise price at the date of grant. Such deferred compensation is amortized over the vesting period relating to the options, of which approximately $41,000, $80,000 and $87,000 have been amortized during fiscal 1997, 1998 and 1999, respectively. In addition, the amortization will result in charges in the first quarter of fiscal 2000 of approximately $21,000 and charges of $11,000 per quarter for the following five quarters.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statements of operations data as a percentage of revenue:

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1997      1998      1999
                                                              ------    ------    ------
Total revenue...............................................  100.0%    100.0%    100.0%
Costs and expenses:
  Cost of revenue...........................................   32.0      30.0      40.1
  Product development.......................................   22.0      21.6      31.1
  Sales and marketing.......................................   22.7      24.3      34.3
  General and administrative................................   15.0      11.6      17.5
                                                              -----     -----     -----
          Total cost and expenses...........................   91.7      87.5     123.0
                                                              -----     -----     -----
Operating (loss) income.....................................    8.3      12.5     (23.0)
Other income, net...........................................    3.3       7.1      13.6
                                                              -----     -----     -----
(Loss) income before provision for income taxes.............   11.6      19.6      (9.4)
Provision for income taxes..................................    4.0       5.6      (5.7)
                                                              -----     -----     -----
Net (loss) income...........................................    7.6%     14.0%     (3.7)%
                                                              =====     =====     =====

YEARS ENDED SEPTEMBER 30, 1998 AND 1999

  Revenue

     Revenue decreased by 10.3% from $16.6 million in fiscal 1998 to $14.9 million in fiscal 1999. The decline in revenue in fiscal 1999 as compared with fiscal 1998 was primarily attributable to decreased licensing of the Company's memory products in fiscal 1999 of $3.9 million due to reduced customer orders for these products, partially offset by the addition of net royalty revenue of $729,000 and by increases in revenue from support contracts and licensing of I/O and standard cell products in fiscal 1999 of $1.5 million. The net royalty revenue of $729,000 reflects the Company's first royalty revenue arising from the business model adopted in late fiscal 1996. Gross royalty payments are calculated based on per unit sales of ICs or wafers containing the Company's IP components and generally vary in proportion to the silicon area of an IC occupied by the Company's products. Total gross royalties for fiscal 1999 were $1.1 million. From this amount, a portion was credited back to the customer's account to use to pay license fees for future orders to be placed with the Company. The remaining portion of the royalty, or $729,000 in fiscal 1999, was reported as net royalty revenue.

  Cost and Expenses

     Engineering Costs. Engineering costs are allocated between cost of license revenue and product development expense. Engineering efforts devoted to developing products for specific customer projects are recognized as cost of revenue. The balance of engineering costs, incurred for general development of Artisan's technology, is charged to product development. Engineering costs generally are charged as incurred and do not necessarily correspond to the recognition of revenue under related contracts. Engineering costs increased by 24.0% from $8.5 million in fiscal 1998 to $10.6 million in fiscal 1999. Engineering costs as a percentage of revenue increased from 51.6% in fiscal 1998 to 71.2% for fiscal 1999. The absolute dollar increase in engineering costs in fiscal 1999, as compared with fiscal 1998, was primarily due to an increase in headcount and personnel expenses of $1.3 million and increased computer and networking equipment maintenance and depreciation of $628,000.

          Cost of Revenue. Cost of license revenue increased by 20.1% from $5.0 million in 1998 to $6.0 million in fiscal 1999. Cost of license revenue as a percentage of revenue was 30.0% and 40.1% for fiscal 1998 and fiscal 1999, respectively. The absolute dollar increase in cost of revenue in fiscal 1999, as compared with fiscal 1998, was due to increases in headcount and costs associated with delivering product to, and supporting, a growing customer base.

          Product Development Expenses. Product development expenses increased by 29.4% from $3.6 million in fiscal 1998 to $4.6 million in fiscal 1999. Product development expenses as a percentage of revenue increased from 21.6% to 31.1% for fiscal 1998 and fiscal 1999, respectively. The absolute dollar increase in product development expenses in fiscal 1999, as compared with fiscal 1998, was attributable to an increase in headcount and personnel expenses and increased computer and networking equipment maintenance and depreciation costs. The Company expects that product development expenses will continue to increase in absolute dollars. Whether such expenses increase or decrease as a percentage of revenue will be substantially dependent upon the rate of change of the Company's revenue.

     Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Costs of pre-sale customer support are also charged to sales and marketing. Sales and marketing expenses increased by 26.7% from $4.0 million in fiscal 1998 to $5.1 million in fiscal 1999. Sales and marketing expense as a percentage of revenue increased from 24.3% for fiscal 1998 to 34.3% for fiscal 1999. The increase in absolute dollars in sales and marketing expenses in fiscal 1999, as compared with fiscal 1998, was attributable to increased headcount and personnel-related expenses of approximately $381,000, higher travel expenses of $350,000 and increased advertising and trade show expenses plus investment in new marketing programs of approximately $311,000. Advertising and trade show expenses increased because the Company attended more small trade shows and allocated more resources to enhance its profile with potential end-user customers at the Design Automation Conference trade show in fiscal 1999. New marketing program expenditures increased as a result of the Company's investment in telemarketing personnel and collateral materials to support its growing end-user customer base. The Company expects sales and marketing expenses to increase in absolute dollars in the future as the Company increases headcount to expand account coverage and provide increased customer support. The rate of increase of, and the percentage of revenue represented by, sales and marketing expenses in the future will vary from period to period based on the trade show, advertising, promotional and other sales and marketing activities undertaken, the change in sales and marketing headcount in any given period and the rate of change in the Company's revenue.

     General and Administrative Expenses. General and administrative expenses increased by 35.2% from $1.9 million in fiscal 1998 to $2.6 million in fiscal 1999. As a percentage of revenue, general and administrative expenses increased from 11.6% to 17.5% in fiscal 1998 and fiscal 1999, respectively. The absolute dollar increase in general and administrative expenses in fiscal 1999, as compared with fiscal 1998, was due to bad debt expense related to deterioration in the financial and/or business condition of two of the Company's customers and an increase the general reserve for doubtful accounts totaling $369,000, headcount additions in late fiscal 1998 which increased 1999 expenses by approximately $160,000 and increased costs of public reporting, additional accounting and legal fees, increased insurance costs and professional recruiting fees totaling $173,000, primarily due to the Company's status as a publicly-held company for only part of fiscal 1998 but for all of fiscal 1999. The Company expects general and administrative expenses to grow in absolute dollars in future periods as the Company expands its operations. The percentage of revenue represented by general and administrative expenses in the future will primarily depend on the rate of change of the Company's revenue.

  Other Income

     Other income increased by 72.3% from $1.2 million in fiscal 1998 to $2.0 million in fiscal 1999. Other income as a percentage of revenue increased from 7.1% to 13.6% in fiscal 1998 and fiscal 1999, respectively.

The growth in other income in fiscal 1999, as compared with fiscal 1998, reflects a full year of interest income in fiscal 1999 as compared to a partial year in fiscal 1998, since the Company completed an initial public offering and follow-on public offering in February 1998 and April 1998, respectively. The increased other income also reflects higher interest income earned as a result of the Company's decision to move from tax-exempt investments in fiscal 1998 to taxable investments early in fiscal 1999.

  Income Taxes

     The provision for income taxes was $923,000 in fiscal 1998 and for fiscal 1999, the tax benefit was $858,000. The effective tax rate increased to 61.2% in fiscal 1999, as compared with 28.4% in fiscal 1998. The increase in effective tax rate for the respective periods was due primarily to the fully-taxable operating losses recorded by the Company in fiscal 1999 and the Company's tax-free interest income generated in the first two quarters of fiscal 1999. The difference between the statutory and effective rates of income tax is due to the impact of state taxes and tax-free interest income and tax credits.

YEARS ENDED SEPTEMBER 30, 1997 AND 1998

  Revenue

     Revenue increased by 85.9% from $8.9 million in fiscal 1997 to $16.6 million in fiscal 1998. The growth in revenue in fiscal 1998 as compared with fiscal 1997 was primarily attributable to increased licensing of the Company's memory, standard cell and I/O products.

  Cost and Expenses

     Engineering Costs. Engineering costs increased by 77.6% from $4.8 million in fiscal 1997 to $8.5 million in fiscal 1998. Engineering costs as a percentage of revenue declined from 54.0% in fiscal 1997 to 51.6% for fiscal 1998. The absolute dollar increase in engineering costs in fiscal 1998, as compared with fiscal 1997, was due primarily to an increase in engineering personnel and, to a lesser extent, purchases of computer equipment, software tools and networking infrastructure and equipment.

          Cost of Revenue. Cost of license revenue increased by 73.8% from $2.9 million in 1997 to $5.0 million in fiscal 1998. Cost of license revenue as a percentage of revenue was 32.0% and 30.0% for fiscal 1997 and fiscal 1998, respectively. The absolute dollar increase in cost of revenue in fiscal 1998, as compared with fiscal 1997, was due to increases in headcount and costs associated with delivering product to, and supporting, a growing customer base.

          Product Development Expenses. Product development expenses increased by 83.1% from $2.0 million in fiscal 1997 to $3.6 million in fiscal 1998. Product development expenses as a percentage of revenue declined from 22.0% to 21.6% for fiscal 1997 and fiscal 1998, respectively. The absolute dollar increase in product development expenses in fiscal 1998, as compared with fiscal 1997, was attributable to an increase in engineering personnel and, to a lesser extent, maintenance and depreciation related to purchases of computer equipment, software tools and networking infrastructure and equipment.

     Sales and Marketing Expenses. Sales and marketing expenses increased by 99.6% from $2.0 million in fiscal 1997 to $4.0 million in fiscal 1998. Sales and marketing expense as a percentage of revenue increased from 22.7% for fiscal 1997 to 24.3% for fiscal 1998. The increase in absolute dollars in sales and marketing expenses in fiscal 1998, as compared with fiscal 1997, was primarily attributable to increases in sales and marketing headcount and commissions expense to support an expanded customer coverage model.

     General and Administrative Expenses. General and administrative expenses increased by 43.4% from $1.3 million in fiscal 1997 to $1.9 million in fiscal 1998. As a percentage of revenue, general and administrative expenses decreased from 15.0% to 11.6% in fiscal 1997 and fiscal 1998, respectively. The absolute dollar increases in general and administrative expenses in fiscal 1998, as compared with fiscal 1997, were primarily due to increases in general and administrative personnel and increases in fees for professional services.

  Other Income

     Other income increased by 295.6% from $297,000 in fiscal 1997 to $1.2 million in fiscal 1998. Other income as a percentage of revenue increased from 3.3% to 7.1% in fiscal 1997 and fiscal 1998, respectively. The growth in other income in fiscal 1998, as compared with fiscal 1997, primarily reflects interest income earned on the proceeds from the Company's initial public offering and follow-on public offering which were completed in February 1998 and April 1998, respectively.

  Income Taxes

     The provision for income taxes was $356,000 and $923,000 in fiscal 1997 and fiscal 1998, respectively. The effective tax rate decreased to 28.4% in fiscal 1998, as compared with 34.2% in fiscal 1997. The change in effective tax rate for the respective periods was primarily due to the Company investing the proceeds from its initial public offering and follow-on public offering in securities that were exempt from federal taxation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily from license revenue received from inception to September 30, 1999, the net proceeds of $27.1 million from its February 1998 initial public offering of Common Stock, the net proceeds of $15.8 million from its April 1998 secondary offering of Common Stock and, to a lesser extent, the proceeds of approximately $7.7 million from the sale of Preferred Stock and a warrant.

     The Company's operating activities provided net cash of $757,000, $2.1 million and $2.3 million in fiscal, 1997, 1998 and 1999, respectively. Net cash provided by operating activities in fiscal 1997 and 1998 was due primarily to net income plus depreciation and amortization offset by contract receivables and prepaid expenses and other assets. Net cash provided by operating activities in fiscal 1999 was due to deferred revenue, depreciation and amortization and accounts payable and other liabilities offset by contract receivables, deferred taxes and the Company's net loss.

     Net cash used in investing activities was $4.6 million, $10.2 million and $25.2 million in fiscal 1997, 1998 and 1999, respectively. Investing activities have consisted primarily of net purchases of marketable securities and purchases of property and equipment. See Notes 5 and 6 of the Notes to Financial Statements.

     Net cash provided by financing activities was $4.2 million, $43.6 million and $1.6 million in fiscal 1997, 1998 and 1999, respectively. In fiscal 1997, financing activities consisted primarily of sales of Preferred Stock. In fiscal 1998, financing activities consisted primarily of sales of the Company's Common Stock in its initial public offering and follow-on public offering. In fiscal 1999, financing activities consisted of proceeds from issuance of Common Stock.

     As of September 30, 1999, the Company had cash, cash equivalents and current marketable securities of $48.2 million. As of September 30, 1999, the Company had retained earnings of $2.7 million and working capital of $50.6 million that includes the current portion of deferred revenue of $3.8 million. The Company anticipates spending at least $580,000 for office lease payments and approximately $3.8 million for capital expenditures over the next 12 months.

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

     In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This standard requires companies to expense the costs of start-up activities and organization costs as incurred. In general, SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company does not expect SOP 98-5 to impact the Company's results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. To date, the Company has not entered into any derivative financial instruments or hedging activities. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

     Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in high-quality corporate issuers and in debt instruments of the U.S. Government and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

     Investments in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

     The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying values approximate fair values at September 30, 1999 and 1998. All investments mature in one year or less.

                                                 CARRYING      AVERAGE RATE       CARRYING      AVERAGE RATE
                                                 VALUE AT      OF RETURN AT       VALUE AT      OF RETURN AT
                                              SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                   1999            1999             1998            1998
                                              --------------   -------------   --------------   -------------
                                              (IN THOUSANDS)   (ANNUALIZED)    (IN THOUSANDS)   (ANNUALIZED)
INVESTMENT SECURITIES:
Cash equivalents -- variable rate...........     $ 1,619            4.7%          $ 2,205            3.1%
Money market funds -- variable rate.........         678            5.2%              145            1.7%
Cash equivalents -- fixed rate..............      12,936            5.3%               --             --
Short-term investments -- fixed rate........      32,948            5.6%           44,854            3.8%
                                                 -------                          -------
     Total investment securities............     $48,181                          $47,204
                                                 =======                          =======

YEAR 2000 READINESS

     Overview. The Year 2000 problem is best defined as a product or process that, when executed on date data, produces an incorrect result. Further program errors may occur as a result of incorrect usage of "9/9/99" or because the year 2000 was not properly recognized as a leap year.

     The Year 2000 issue does create risk for the Company, the extent of which cannot be fully known. To address these risks, the Company has created a program for dealing with its internal products and processes, internal information technology systems and non-information technology systems. The Company has also requested information regarding Year 2000 readiness from its major suppliers and customers. The Company has received responses from 88% of its suppliers, including all of its significant suppliers, and 40% of its customers. Responses received to date indicate the majority of the Company's customers, suppliers, service providers and contractors are or intend to be Year 2000 compliant. Where any supplier's response is deemed unsatisfactory, the Company intends to change suppliers, service providers or contractors to those that have demonstrated Year 2000 compliance. The Company cannot be assured of finding alternative suppliers, service providers or contractors.

     In the event any of the Company's significant customers, suppliers, service providers or contractors does not achieve Year 2000 compliance and the Company is unable to replace those customers, suppliers, service providers or contractors, business operations could be adversely affected. The effect of a loss of customers, suppliers, services providers or contractors could include, but is not limited to, losses in revenue, a loss of customers, suppliers, service providers or contractors and the inability of the Company to deliver its products and services.

     The cost of the Company's Year 2000 readiness program is not incremental to the Company and it represents a re-allocation of existing resources. During the normal course of business, the Company has made capital investments in certain third party software and hardware to address its operational needs. These systems, which were intended to improve efficiency and productivity, have been certified as "Year 2000 Compliant" by the respective vendors and were installed by October 31, 1999. To date these projects have been a part of the Company's capital plan and were not accelerated as a result of the Year 2000 issue. Total Year 2000 project expenditures are expected to total approximately $4.4 million, of which $3.0 million were expended in the year ended September 30, 1999.

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

     Year 2000 Readiness Plan. Phases of the Company's readiness program include: Inventory, Review and Assessment, Prioritization and Resolution.

     Inventory. The goal of this phase of the project is to identify products and processes that may be impacted by the year 2000 date rollover. An accurate inventory consists of product or process identification, specific version information, importance and risk to the business, compliance status, action required to make compliant, cost of the action, targeted fix dates and verification information. Products and processes, regardless of their compliance status, are listed on the inventory. The Company has completed an inventory of all telephone and voice mail systems and associated software, computer systems hardware, operating systems and applications software and security systems.

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

     Resolution. The goal of the Resolution phase is to identify and apply "fixes" to items needing remediation. The Company has developed plans to address those items deemed to be non-compliant. No hardware systems need to be replaced or upgraded as a result of non-compliance. However, the operating systems software for almost all information technology systems will have "patches" applied to achieve Year 2000 compliance. These upgrades are carried out as a routine part of the Company's operations and are not expected to have a material impact on the Company's expenses. As of November 30, 1999, the Company was 80% through the upgrade process. Operating system and application upgrades were completed by August 31, 1999 for systems used for administration and will be complete by December 15, 1999 for those used in product development. The Company is currently developing plans for final testing of compliance.

     Risks and Contingencies. The Company believes the most significant risks to its business lie in two areas: the re-design or re-engineering of products and services the Company has delivered using older versions of its EDA software and the non-compliance of its suppliers and customers.

     During the product development process, specific versions of EDA tools and processes are used to create products. If the Company were required to correct a defect or re-design parts of a product produced with EDA tools that are not Year 2000 compliant, the Company would have to create a development environment in which the date were rolled back to the original design dates. It is not known how much effort would be required to re-create the design environment for a given product. The Company relies heavily on the Internet for distribution of its products. Failure of the Company's Internet Service Provider or its ISP's Local Exchange Carrier due to Year 2000 non-compliance could have a material impact on the Company's business, operating results and financial condition. The Company has based its Year 2000 readiness program actions upon standard operating environments and processes used in the conduct of its business. However, if a product or process outside the standard is used and that product or process is not Year 2000 compliant, the Company may experience an impact on its ability to conduct business until the product or process in question can be made compliant. Statements made by third parties regarding Year 2000 compliance are used by the Company to determine that party's Year 2000 readiness. The Company relies on a limited number of customers for a significant portion of its revenue. Should any customer experience difficulties as a result of Year 2000 non-compliance, the Company's revenues could be significantly impacted. Many of the Company's customers are headquartered outside of the United States. As a result, many of the Company's customers may be subject to different Year 2000 disclosure requirements, making it difficult to ascertain the true nature of Year 2000 compliance status. The Company's products work in combination with semiconductor designs and planning tools in environments developed by other vendors and interact with other operating environments. Commencing in the year 2000, the functionality of certain operating environments will be adversely affected if one or more component products of the environment is not Year 2000 compliant. The Company cannot provide assurance that its products will function properly with respect to Year 2000 compliance when integrated with other vendors' or customers' non-compliant component products. The Year 2000 readiness project is currently staffed with the Company's employees. Should key members of the Year 2000 readiness program leave the Company prior to completion of the project, the project could suffer a significant setback. The Company plans to maintain adequate documentation regarding all phases of the project and to hold regular meetings to discuss the status of the project. Each of these risks, if realized either independently or in combination, could have a material adverse affect on the Company's business, operating results and financial condition.

     Worst-Case Scenarios. Worst-case scenarios of the Company's failure to solve Year 2000 compliance issues could include substantial purchasing costs to develop alternative methods of managing the business and to replace noncompliant equipment, temporary slowdowns or cessation of certain revenue-producing operations, delays in delivery or distribution of products, delays in the receipt of supplies and invoice and collection errors or delays. The Company is in the process of developing its contingency plans to address each of these business risks.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     Fluctuations in Operating Results. The Company's operating results have fluctuated in the past as a result of a number of factors including the relatively large size and small number of customer orders during a given period; the timing of customer orders; delays in the design process due to changes by a customer to its order after it is placed; the Company's ability to achieve progress on percentage of completion contracts; the length of the Company's sales cycle; the Company's ability to develop, introduce and market new products and product enhancements; the timing of new product announcements and introductions by the Company and its competitors; market acceptance of the Company's products; the demand for semiconductors and end user products that incorporate semiconductors and general economic conditions. The Company's future operating results may fluctuate from quarter to quarter and on an annual basis as a result of these and other factors, in particular the relatively large size and small number of customer orders during a given period and the amount of royalties recognized in a given period. Accordingly, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In that event, the price of the Company's Common Stock would likely decline, perhaps substantially.

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

     The Company's sales cycle can be lengthy and is subject to a number of risks over which the Company has little or no control. As a result of the significant dollar amounts represented by a single customer order, the timing of the receipt of an order can have a significant impact on the Company's revenue for a particular period. In addition, because the Company's revenue is concentrated among a small number of customers, a decline or a delay in the recognition of revenue from one customer in a period may cause the Company's business, operating results and financial condition in such period to be materially adversely affected and may lead to significant fluctuations from quarter to quarter. Any significant or ongoing failure to obtain new orders from customers or to collect outstanding accounts receivable would have a material adverse effect on the Company's business, operating results and financial condition. The Company has recently experienced periods of negative growth as well as declines in the rate of growth of its revenue as compared with prior periods, primarily due to deterioration in the demand for semiconductors generally. There can be no assurance that the Company will experience positive revenue growth in the future.

     To date, a substantial majority of the Company's revenue has been recognized on a percentage of completion method. Provisions for estimated losses on the uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. As the completion period ranges from three to six months, revenue in any quarter is dependent on the Company's progress toward completion of the project. There can be no assurance that the Company's estimates will be accurate, and, in the event they are not, the Company's business, operating results and financial condition in subsequent periods could be materially adversely affected. From time to time, the Company experiences delays in the progress of certain projects, and there can be no assurance that such delays will not occur in the future. Any delay or failure to achieve progress could result in damage to customer relationships and the Company's reputation, under-utilization of engineering resources or a delay in the market acceptance of the Company's products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's contracts with customers generally may be canceled without cause, and, if a customer cancels or delays performance under any such contracts, the Company's business, operating results and financial condition could be materially adversely affected. See "-- Results of Operations."

     The Company has historically generated revenue from license fees only. Beginning in late fiscal 1996, the Company implemented a royalty-based business model that is intended to generate revenue from both license fees and royalties. The Company generally licenses its products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grants these manufacturers the right to distribute the Company's IP components to their internal design teams and to distribute and sublicense to semiconductor design companies that manufacture at the same facility. In cases where the semiconductor manufacturer does not have the infrastructure necessary to distribute and support the Company's IP components, the Company performs the distribution function directly to the customers of the semiconductor manufacturer. Given that the Company provides its products early in the customer's IC design process, there is a significant delay between the delivery of a product and the generation of royalty revenue. Royalty payments are calculated based on per unit sales of ICs or wafers containing the Company's IP components and generally vary in proportion to the silicon area of an IC occupied by the Company's products. A portion of these payments is credited back to the customer's account to use to pay license fees for future orders to be placed with the Company. The remaining portion of the royalty is reported as net royalty revenue. In the third quarter of fiscal 1999, the Company received its first royalty revenue. As expected, these royalties were from a small number of IC designs that were early in their product life-cycles. The Company's success will depend on its ability to generate royalty revenue from a substantially larger number of designs and on many of these designs achieving large manufacturing volumes. There can be no assurance that the Company will be successful in expanding the number of royalty bearing contracts with customers, and there can be no assurance that the Company will receive significant royalty revenue in the future. See "-- Dependence on Semiconductor Manufacturers; Dependence on Semiconductor and Electronics Industries" and
"-- Customer Concentration; Limited Customer Base."

     The Company believes that its long term success will be substantially dependent on future royalties. In addition, the Company will face risks inherent in a royalty-based business model. In particular, the Company's ability to forecast royalty revenue will be limited by factors that are beyond the Company's ability to control or assess in advance. Royalties will be recognized in the quarter in which the Company receives a royalty report from its customers and will be dependent upon fluctuating sales volumes. In addition, under the royalty-based business model, the Company's revenue will be dependent upon the sales by its customers of products that incorporate the Company's technology. Even if the Company's technology is adopted, there can be no assurance that it will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to the Company. The Company will also face risks relating to the accuracy and completeness of the royalty collection process. See "-- Results of Operations."

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

     Competition. The Company's strategy of targeting semiconductor manufacturers that participate in, or may enter, the System-on-a-Chip market requires the Company to compete in intensely competitive markets. Within the merchant segment of the IP component market, the Company competes primarily against Avant!, Mentor Graphics, the Silicon Architects division of Synopsys, Virage and Virtual Silicon. In addition, the Company may face competition from consulting firms and companies that typically have operated in the generic library segment of the IP market and that now seek to offer customized IP components as enhancements to their generic solutions. The Company also faces significant competition from the internal design groups of semiconductor manufacturers that are expanding their manufacturing capabilities and portfolio of IP components to participate in the System-on-a-Chip market. These internal design groups compete with the Company for access to the parent's IP component requisitions and may eventually compete with the Company to supply IP components to third parties on a merchant basis. There can be no assurance that internal design groups will not expand their product offerings to compete directly with those of the Company or will not actively seek to participate as merchant vendors in the IP component market by selling to third party semiconductor manufacturers or, if they do, that the Company will be able to compete against them successfully. In addition to competition from companies in the merchant IP component market, the Company faces competition from vendors that supply EDA software tools, including certain of those mentioned above, and there can be no assurance that the Company will be able to compete successfully against them.

     The Company expects competition to increase in the future from existing competitors and from new market entrants with products that may be less expensive than the Company's IP components or that may provide better performance or additional features not currently provided by the Company. Many of the Company's current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources, greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, certain of the Company's principal competitors offer a single vendor solution, since, in the case of EDA tool companies, they maintain their own EDA design tools and IP libraries or, in the case of internal design groups, they provide IP components developed to utilize the qualities of a given manufacturing process, and may therefore benefit from certain capacity, cost and technical advantages. The Company's ability to compete successfully in the emerging market for IP components will depend upon certain factors, many of which are beyond the Company's control including, but not limited to, success in designing new products; implementing new designs at smaller process geometries; access to adequate EDA tools (many of which are licensed from the Company's current or potential competitors); the price, quality and timing of new product introductions by the Company and its competitors; the emergence of new IP component interchangeability standards; the widespread licensing of IP components by semiconductor manufacturers or their design groups to third party manufacturers; the ability of the Company to protect its intellectual property; market acceptance of the Company's IP components; success of competitive products; market acceptance of products using System-on-a-Chip ICs and industry and general economic conditions. There can be no assurance that the Company will be able to compete successfully in the emerging merchant IP component market. See "Business -- Competition."

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

     Customer Concentration; Limited Customer Base. The Company has been dependent on a relatively small number of customers for a substantial portion of its annual revenue, although the customers comprising this group have changed from time to time. In fiscal 1997, ST, Fujitsu, OKI and NEC accounted for 27%, 24%, 16% and 13% of revenue, respectively. In fiscal 1998, TSMC, OKI and UMC accounted for 14%, 11% and 11% of revenue, respectively. In fiscal 1999, NEC, TSMC, Conexant and UMC accounted for 25%, 19%, 14% and 13% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. None of the Company's customers has a written agreement with the Company that obligates it to license future generations of products or new products, and there can be no assurance that any customer will license IP components from the Company in the future. In addition, there can be no assurance that any of the Company's customers will ship products incorporating the Company's technology or that, if such shipments occur, they will generate significant revenue. The loss of one or more of the Company's major customers, reduced orders by one or more of such customers, the failure of one or more customers to pay license or royalty fees due to the Company or the failure of a customer to ship products containing the Company's IP components could materially adversely affect the Company's business, operating results and financial condition. The Company's business, operating results and financial condition may also be materially adversely affected if customers experience project delays and/or new or existing customers delay new bookings or fail to place anticipated orders. The Company faces numerous risks in successfully obtaining orders from customers on terms consistent with the Company's business model, including, among others, the lengthy and expensive process of building a relationship with a potential customer before reaching an agreement with such party to license the Company's products; persuading large semiconductor manufacturers to work with, to rely for critical technology on, and to disclose proprietary information to, a smaller company, such as the Company and persuading potential customers to bear certain development costs associated with development of customized components. There are a relatively limited number of semiconductor manufacturers to which the Company can license its technology in a manner consistent with its business model and there can be no assurance that such manufacturers will rely on merchant IP components or adopt the Company's products. See "-- Competition" and "Business -- Customers."

     Product Concentration. The Company derives substantially all of its revenue from sales of its memory and standard cell products that, together, accounted for 94%, 94% and 80% of revenue in fiscal 1997, 1998 and 1999, respectively. The Company expects that memory products and standard cell products will continue to account for a substantial portion of the Company's revenue for the foreseeable future. There can be no assurance that the Company will continue to derive revenue from memory or standard cell products and a decline in revenue from such products would have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend in significant part on the successful development, introduction and customer acceptance of new products. See "-- New Product Development and Technological Change."

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

     Risks Associated with International Customers. Historically, a substantial portion of the Company's revenue has been international revenue. In fiscal 1997, 1998 and 1999, revenue derived from customers outside the United States, primarily in Asia and Europe, represented 73%, 84% and 67%, respectively, of the Company's revenue. The Company anticipates that international revenue will remain a substantial portion of its revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. In the event that the Company's competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the U.S. dollar, the Company may experience fewer orders from international customers whose business is based primarily on the less expensive currency. There can be no assurance that present or future dislocations with respect to international financial markets will not have a material adverse effect on the Company's business, operating results and financial condition. The Company intends to continue to expand its sales and marketing activities in Asia and Europe. The Company's expansion of its international business involves a number of risks including the impact of possible recessionary environments in economies outside the United States; political and economic instability; exchange rate fluctuations; longer accounts receivable collection periods and greater difficulty in accounts receivable collection; unexpected changes in regulatory requirements; reduced or limited protection for intellectual property rights; export license requirements; tariffs and other trade barriers and potentially adverse tax consequences. There can be no assurance that the Company will be able to sustain or increase revenue derived from international customers or that the foregoing factors will not have a material adverse effect on the

Company's business, operating results and financial condition. See "-- Results of Operations" and "Business -- Sales, Marketing and Distribution."

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

     Dependence on Key Personnel. The Company's success depends in large part on the continued contributions of its key management, engineering, sales and marketing personnel, many of whom are highly skilled and would be difficult to replace. None of the Company's senior management or key technical personnel is bound by an employment contract. In addition, the Company does not currently maintain key man life insurance covering its key personnel. The Company believes that its success depends to a significant extent on the ability of its management to operate effectively, both individually and as a group. The Company must also attract and retain highly skilled managerial, engineering, sales, marketing and finance personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of any key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Employees."

     Management of Growth. The ability of the Company to license its products and manage its business successfully in a rapidly evolving market requires an effective planning and management process. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. From September 30, 1996 to September 30, 1999, the Company grew from 28 to 97 employees or full-time equivalents. The Company's customers rely heavily on the Company's technological expertise in designing, testing and manufacturing products incorporating the Company's IP components. Relationships with new customers generally require significant engineering support. As a result, any increase in the demand for the Company's products will increase the strain on the Company's personnel, particularly its engineers. The Company's financial and management controls, reporting systems and procedures are also limited. Although some new controls, systems and procedures have been implemented, the Company's future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls, and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition. Further, the Company will be required to manage multiple relationships with various customers and other third parties and must successfully implement its new business model. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to offer its services and products successfully and to implement its business plan.

The Company's inability to manage any future growth effectively would have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Employees."

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

     In certain instances, the Company has elected to rely on trade secret law rather than patent law to protect its proprietary technology. However, trade secrets are difficult to protect. The Company protects its proprietary technology and processes, in part, through confidentiality agreements with its employees and customers. There can be no assurance that these contracts will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. In addition, effective trade secret protection may be unavailable or limited in certain foreign countries.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item concerning the Company's directors is incorporated by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's proxy statement relating to the Annual Meeting of Stockholders to be held February 17, 2000 to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Materials"). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption "Business -- Executive Officers" and certain other information required by this item is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Materials.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following financial statements are incorporated by reference in Item 8 of this Report:

                                DESCRIPTION                           PAGE
                                -----------                           ----
        Index to Financial Statements...............................  F-1
        Report of Independent Accountants...........................  F-2
        Balance Sheets at September 30, 1999 and 1998...............  F-3
        Statements of Operations for the years ended September 30,
          1999, 1998 and 1997.......................................  F-4
        Statements of Stockholders' Equity for the years ended
          September 30, 1999, 1998 and 1997.........................  F-5
        Statements of Cash Flows for the years ended September 30,
          1999, 1998 and 1997.......................................  F-6
        Notes to Financial Statements...............................  F-7

     (a)(2) Financial Statement Schedules

                                DESCRIPTION                           PAGE
                                -----------                           ----
        Schedule II -- Valuation and Qualifying Accounts and
        Reserves....................................................  S-1

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

     (a)(3) Exhibits

 NUMBER                      DESCRIPTION OF EXHIBIT
 ------                      ----------------------
 3.1*     Amended and Restated Certificate of Incorporation of the
          Registrant.
 3.3*     Bylaws of the Registrant.
 4.2*     First Amended and Restated Registration Rights Agreement
          dated December 17, 1996 by and among the Registrant and the
          Shareholders named therein.
10.1*     Form of Indemnification Agreement for directors and
          executive officers.
10.2*     1993 Stock Option Plan and form of agreement thereunder.
10.3*     1997 Employee Stock Purchase Plan.
10.4*     1997 Director Stock Option Plan.
10.5*     Lease Agreement dated December 13, 1995 between Registrant and Spieker Properties, L.P. for 2077 Gateway Place, San
          Jose, California office.
10.5.1*   Sublease dated October 10, 1997 between the Registrant and
          Unison Software, Inc.
10.5.2*   First Addendum to Sublease dated October 14, 1997 between
          the Registrant and Unison Software, Inc.
10.5.3*   Fixed Asset Purchase Agreement dated October 10, 1997
          between the Registrant and Unison Software, Inc.
10.6*     Series A Preferred Stock Purchase Agreement dated March 21,
          1996 by and among the Registrant and the Purchasers named
          therein.
10.7*+    Purchase and License Agreement dated April 9, 1996 between the Registrant and OKI Electric Industry Co., Ltd. And
          amendments thereto.
10.8*     Business Loan Agreement dated May 8, 1996 between the
          Registrant and Union Bank of California, N.A. and
          attachments thereto.
10.9*     Offer Letter dated August 29, 1996 between the Registrant
          and Jeffrey A. Lewis and letter amendment dated September 5,
          1996 thereto.

 NUMBER                      DESCRIPTION OF EXHIBIT
 ------                      ----------------------
10.10+*   Collaboration Agreement dated December 4, 1996 between the
          Registrant and SGS-THOMSON MICROELECTRONICS S.r.l.
10.11*    Series B Preferred Stock Purchase Agreement dated December
          17, 1996 by and among the Registrant and the Purchasers
          named therein.
10.12+*   OEM Agreement dated December 6, 1996 between the Registrant and Synopsys, Inc.
10.13+*   License Agreement dated June 16, 1997 between the Registrant and Fujitsu Microelectronics, Inc.
10.14*    Lease Agreement dated June 16, 1997 between Registrant,
          Richard Bowling and Katherine Bowling for 1195 Bordeaux
          Drive, Sunnyvale, California office.
10.15*    Severance Agreement dated June 20, 1997 between the
          Registrant and Robert D. Selvi.
10.16*    Offer Letter dated July 31, 1997 between the Registrant and
          Larry J. Fagg.
10.17**   Confidential Mutual Release and Settlement Agreement
          effective as of April 15, 1998 between the Registrant and
          Daniel I. Rubin.
10.18**   Form of License Agreement.
10.19+**  License Agreement dated as of November 30, 1997 between the
          Registrant and Taiwan Semiconductor Manufacturing
          Corporation, as amended.
10.20     Commercial Lease Agreement dated December 1, 1999 by and
          between the Registrant and The Dai-Tokyo Fire and Marine
          Insurance Co., Ltd.
10.21     Commercial Lease Agreement dated December 1, 1999 by and
          between the Registrant and Kenrick Investment Group.
21.1**    Subsidiaries of the Registrant.
23.1      Consent of PricewaterhouseCoopers LLP, independent
          accountants.
24.1      Power of Attorney (see page 36).
27.1      Financial Data Schedule.

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

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1999.

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

                                          ARTISAN COMPONENTS, INC.

                                          By:     /s/ MARK R. TEMPLETON
                                            ------------------------------------
                                                     Mark R. Templeton
                                               President and Chief Executive
                                                           Officer

Dated: December 10, 1999

                               POWER OF ATTORNEY

     Know All Men By These Presents, that each person whose signature appears below constitutes and appoints Mark R. Templeton and Scott T. Becker, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

                       SIGNATURE                                    TITLE                   DATE
                       ---------                                    -----                   ----

                 /s/ MARK R. TEMPLETON                       President and Chief      December 10, 1999
--------------------------------------------------------      Executive Officer
                  (Mark R. Templeton)                      (Principal Executive and
                                                           Financial and Accounting
                                                                   Officer

                   /s/ DIXIE K. LOPES                       Acting Chief Financial    December 10, 1999
--------------------------------------------------------           Officer
                    (Dixie K. Lopes)

                  /s/ SCOTT T. BECKER                      Chief Technology Officer   December 10, 1999
--------------------------------------------------------         and Director
                   (Scott T. Becker)

                   /s/ LUCIO L. LANZA                      Chairman of the Board of   December 10, 1999
--------------------------------------------------------          Directors
                    (Lucio L. Lanza)

                   /s/ DR. ELI HARARI                              Director           December 10, 1999
--------------------------------------------------------
                    (Dr. Eli Harari)

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Artisan Components, Inc.

     In our opinion, the financial statements listed in the index appearing under Item 14(a)(1) on page 34 present fairly, in all material respects, the financial position of Artisan Components, Inc. at September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 34 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICEWATERHOUSECOOPERS LLP
San Jose, California
October 25, 1999

                            ARTISAN COMPONENTS, INC.

                                 BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Current assets:
  Cash and cash equivalents.................................  $15,233    $36,516
  Contract receivables (net of allowance of $746 and $430 at
     September 30, 1999 and 1998, respectively).............    7,721      5,052
  Marketable securities.....................................   32,948     10,688
  Prepaid expenses and other current assets.................    1,514      1,350
  Deferred tax asset........................................      246         --
                                                              -------    -------
          Total current assets..............................   57,662     53,606
Property and equipment, net.................................    6,133      5,387
Deferred tax asset..........................................      361         82
Other assets................................................      188        414
                                                              -------    -------
          Total assets......................................  $64,344    $59,489
                                                              =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $ 3,255    $ 1,704
  Deferred tax liability....................................       --        976
  Deferred revenue..........................................    3,795      1,052
                                                              -------    -------
          Total current liabilities.........................    7,050      3,732
Deferred rent...............................................       98         53
Deferred revenue............................................       76        165
                                                              -------    -------
          Total liabilities.................................    7,224      3,950
                                                              -------    -------
Commitments (Note 8)
  Stockholders' Equity:
     Preferred Stock, $0.001 par value:
       Authorized: 5,000 shares;
       Issued and outstanding: None at September 30, 1999
      and 1998..............................................       --         --
     Common Stock, $0.001 par value:
       Authorized: 50,000 shares;
       Issued and outstanding: 13,909 and 13,368 shares at
      September 30, 1999 and 1998, respectively.............       14         13
  Additional paid in capital................................   54,358     52,235
  Retained earnings.........................................    2,748      3,291
                                                              -------    -------
          Total stockholders' equity........................   57,120     55,539
                                                              -------    -------
          Total liabilities and stockholders' equity........  $64,344    $59,489
                                                              =======    =======

   The accompanying notes are an integral part of these financial statements.

                            ARTISAN COMPONENTS, INC.

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED SEPTEMBER 30,
                                                              ----------------------------
                                                               1999       1998       1997
                                                              -------    -------    ------
Revenue:
License.....................................................  $14,138    $16,568    $8,912
  Net royalty...............................................      729         --        --
                                                              -------    -------    ------
          Total revenue.....................................   14,867     16,568     8,912
Cost and expenses:
  Cost of revenue...........................................    5,957      4,962     2,855
  Product development.......................................    4,631      3,580     1,955
  Sales and marketing.......................................    5,105      4,030     2,019
  General and administrative................................    2,599      1,922     1,340
                                                              -------    -------    ------
          Total cost and expenses...........................   18,292     14,494     8,169
                                                              -------    -------    ------
Operating (loss) income.....................................   (3,425)     2,074       743
Other income, net...........................................    2,024      1,175       297
                                                              -------    -------    ------
(Loss) income before provision for income taxes.............   (1,401)     3,249     1,040
(Benefit) provision for income taxes........................     (858)       923       356
                                                              -------    -------    ------
Net (loss) income...........................................  $  (543)   $ 2,326    $  684
                                                              =======    =======    ======
Basic net (loss) income per share...........................  $ (0.04)   $  0.22    $ 0.13
                                                              =======    =======    ======
Diluted net (loss) income per share.........................  $ (0.04)   $  0.18    $ 0.07
                                                              =======    =======    ======
Shares used in computing:
  Basic net (loss) income per share.........................   13,569     10,457     5,456
                                                              =======    =======    ======
  Diluted net (loss) income per share.......................   13,569     12,917     9,657
                                                              =======    =======    ======

   The accompanying notes are an integral part of these financial statements.

                            ARTISAN COMPONENTS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                     PREFERRED STOCK     COMMON STOCK               ADDITIONAL
                                     ----------------   ---------------              PAID IN     RETAINED
                                     SHARES   AMOUNT    SHARES   AMOUNT   WARRANT    CAPITAL     EARNINGS    TOTAL
                                     ------   -------   ------   ------   -------   ----------   --------   -------
Balance at September 30, 1996......   2,264   $ 3,478    5,114    $ 5         --     $   528      $  281    $ 4,292
Options exercised..................      --        --      510      1         --          16          --         17
  Issuance of Series B Preferred
    Stock, net of issuance costs of
    $19............................   1,122     4,086       --     --         --          --          --      4,086
  Issuance of Common Stock to
    employees as a stock bonus.....      --        --       20     --         --         103          --        103
  Compensation expense for options
    granted........................      --        --       --     --         --          41          --         41
  Issuance of Warrant..............      --        --       --     --      $ 125          --          --        125
  Net income.......................      --        --       --     --         --          --         684        684
                                     ------   -------   ------    ---      -----     -------      ------    -------
Balance at September 30, 1997......   3,386   $ 7,564    5,644    $ 6      $ 125     $   688      $  965    $ 9,348
  Common Stock issued upon
    conversion of Series A and
    Series B Preferred Stock.......  (3,386)   (7,564)   3,386      3         --       7,561          --         --
  Common Stock issued upon exercise
    of warrant.....................      --        --       50     --       (125)        313          --        188
  Common Stock issued upon initial
    public offering................      --        --    3,015      3         --      27,083          --     27,086
  Common Stock issued upon
    secondary offering.............      --        --      956      1         --      15,846          --     15,846
  Options exercised................      --        --      271     --         --          78          --         78
  Common Stock issued pursuant to
    employee stock purchase plan...      --        --       46     --         --         391          --        391
  Compensation expense for options
    granted........................      --        --       --     --         --          80          --         80
  Tax benefit for disqualifying
    dispositions...................      --        --       --     --         --         196          --        196
  Net income.......................      --        --       --     --         --          --       2,326      2,326
                                     ------   -------   ------    ---      -----     -------      ------    -------
Balance at September 30, 1998......      --   $    --   13,368    $13      $  --     $52,235      $3,291    $55,539
  Options exercised................      --        --      372      1         --         798          --        799
  Common Stock issued pursuant to
    employee stock purchase plan...      --        --      169     --         --         806          --        806
  Compensation expense for options
    granted........................      --        --       --     --         --          87          --         87
  Tax benefit for disqualifying
    dispositions...................      --        --       --     --         --         432          --        432
  Net loss.........................      --        --       --     --         --          --        (543)      (543)
                                     ------   -------   ------    ---      -----     -------      ------    -------
Balance at September 30, 1999......      --   $    --   13,909    $14      $  --     $54,358      $2,748    $57,120
                                     ======   =======   ======    ===      =====     =======      ======    =======

   The accompanying notes are an integral part of these financial statements.

                            ARTISAN COMPONENTS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              --------    --------    -------
Cash flows from operating activities:
Net (loss) income...........................................  $   (543)   $  2,326    $   684
  Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Depreciation and amortization..........................     2,359       1,845        777
     Gain on sale/disposal of fixed assets..................       (78)        (82)        --
     Provision for doubtful accounts........................       316         155        275
     Issuance of Common Stock to employees as a stock
       bonus................................................        --          --        103
     Compensation expense for options granted...............        87          80         41
     Changes in assets and liabilities:
       Contract receivables.................................    (2,985)     (2,373)    (2,277)
       Deferred revenue.....................................     2,743        (217)     1,107
       Prepaid expenses and other assets....................       (58)     (1,116)      (267)
       Deferred rent........................................        45           4         34
       Deferred taxes.......................................    (1,183)        516        243
       Accounts payable and other liabilities...............     1,641         941         37
                                                              --------    --------    -------
          Net cash provided by operating activities.........     2,344       2,079        757
                                                              --------    --------    -------
Cash flows from investing activities:
     Acquisition of property and equipment..................    (3,092)     (3,128)    (3,389)
     Proceeds from sale of property and equipment...........       120         110         --
     Purchase of marketable securities......................   (49,443)    (11,498)    (5,692)
     Proceeds from sales of marketable securities...........    27,183       4,295      4,456
                                                              --------    --------    -------
          Net cash used in investing activities.............   (25,232)    (10,221)    (4,625)
                                                              --------    --------    -------
Cash flows from financing activities:
  Net proceeds from issuance of Series B Preferred Stock and
     Warrant................................................        --          --      4,211
  Proceeds from issuance of Common Stock....................     1,605      43,589         17
                                                              --------    --------    -------
          Net cash provided by financing activities.........     1,605      43,589      4,228
                                                              --------    --------    -------
Net (decrease)increase in cash and cash equivalents.........   (21,283)     35,447        360
Cash and cash equivalents, beginning of period..............    36,516       1,069        709
                                                              --------    --------    -------
Cash and cash equivalents, end of period....................  $ 15,233    $ 36,516    $ 1,069
                                                              ========    ========    =======
CASH PAID FOR:
  Income taxes..............................................  $      2    $    370    $     2
                                                              ========    ========    =======
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
     Fixed asset acquisitions in exchange for accounts
       payable..............................................  $     24    $    163    $   384
                                                              ========    ========    =======
     Issuance of Common Stock to employees as a stock
       bonus................................................  $     --    $     --    $   103
                                                              ========    ========    =======
     Compensation expense for options granted...............  $     87    $     80    $    41
                                                              ========    ========    =======
     Tax benefits from disqualifying dispositions of Common
       Stock................................................  $    432    $    196    $    --
                                                              ========    ========    =======

   The accompanying notes are an integral part of these financial statements.

                            ARTISAN COMPONENTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

     Artisan Components, Inc. ("Artisan" or the "Company") is a leading developer of high performance, high density and low power embedded memory, standard cell and input/output ("I/O") intellectual property ("IP") components for the design and manufacture of complex integrated circuits ("ICs"). The Company licenses its products to semiconductor manufacturers and fabless semiconductor companies for the design of ICs used in complex, high volume applications, such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations.

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

REVENUE AND COST OF REVENUE

     Revenue consists of license fees and net royalties. License fees are received under the terms of license agreements with customers to provide the Company's IP component products which are customized to each customer's manufacturing process. IP component products consist of data and/or software and related documentation which enables a customer to design and manufacture complex ICs. The software, if any, included in the Company's IP component products is incidental. The purpose of the license is to permit the customer to use the Company's IP in connection with the design and manufacture of the customers' products. The customization of the IP component products generally takes up to six months to complete and the customer obtains ownership rights to the in-process customization as well as the completed customization. The license period is typically twenty years. Under the terms of a typical license agreement, a portion of the fees are paid on signing of the agreement with the final payment due within 30 days of completion of customization. The Company warrants that the licensed products shall be free from defects and conform to customer's specifications. In addition, the Company generally provides telephonic and e-mail support to its customers through the warranty period, which is typically 90 days. In some instances, the Company has agreed to provide limited support beyond the warranty period, although the Company believes its products are not support intensive and the experience to date would indicate such support requires a relatively minor resource commitment. Customers are also able to purchase support contracts that provide for a continuation of the telephonic and e-mail support mentioned above. No upgrades or modifications to the licensed product are provided under these contracts. Other than warranty and ongoing product support, the Company has no further obligations subsequent to completion of the customization. Revenue from license fees is recognized based on the percentage of completion method over the period that the Company completes customization for the majority of the Company's contracts. Under certain contracts where the costs cannot be estimated, the completed contract method is utilized whereby revenue and costs are recognized when the Company completes customization. Under the percentage of completion and completed contract methods, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined.

     Royalties are calculated based on production volumes of silicon which contain the Company's IP. License agreements dictate royalty reporting by each customer on either a per-chip or per-wafer basis. Of the royalties reported, a portion is recognized by the Company as net royalty revenue and a portion is reserved for the customer to use toward future license purchases from the Company.

                            ARTISAN COMPONENTS, INC.

     Cost of license revenue is primarily comprised of salaries and benefits of employees assigned to customization contracts, is allocated based on the amount of time devoted to each contract by the employees and includes an accrual for warranty and product support costs.

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

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less at date of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents in accounts with three major financial institutions.

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

COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes requirements for disclosure of comprehensive income and became effective for the Company for its fiscal year 1999, with reclassification of earlier financial statements for

                            ARTISAN COMPONENTS, INC.

comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments of contributions by stockholders. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The Company has adopted SFAS 130; however, the effect of the adoption was immaterial to all periods presented.

RECENT PRONOUNCEMENTS

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

     In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This standard requires companies to expense the costs of start-up activities and organization costs as incurred. In general, SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company does not expect SOP 98-5 to impact the Company's results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. To date, the Company has not entered into any derivative financial instruments or hedging activities. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000.

3. BUSINESS RISKS AND CREDIT CONCENTRATION

     The Company operates in an intensely competitive industry that has been characterized by rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could affect operating results adversely.

     The Company markets and sells its technology to a narrow base of customers and generally does not require collateral. At September 30, 1999, two customers accounted for 36% and 24% of gross contract receivables. At September 30, 1998, three customers accounted for 36%, 18% and 12%, respectively, of gross contract receivables. As of September 30, 1999, the Company's cash and cash equivalents were deposited with three major financial institutions in the form of demand deposits, money market accounts, corporate bonds, certificates of deposit and commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk comprise principally cash and cash equivalents, marketable securities and contract receivables. The Company invests its excess cash primarily in high-quality corporate debt instruments that mature within one year.

                            ARTISAN COMPONENTS, INC.

4. CONTRACT RECEIVABLES

     Contract receivables were comprised of the following (in thousands):

                                                              SEPTEMBER 30,
                                                             ----------------
                                                              1999      1998
                                                             ------    ------
Accounts receivable........................................  $5,391    $3,379
Unbilled contract receivables..............................   3,076     2,103
                                                             ------    ------
                                                              8,467     5,482
Allowance for doubtful accounts............................    (746)     (430)
                                                             ------    ------
                                                             $7,721    $5,052
                                                             ======    ======

5. PROPERTY AND EQUIPMENT

     Property and equipment were comprised of the following (in thousands):

                                                             SEPTEMBER 30,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Computer equipment and software..........................  $ 8,036    $ 5,100
Office furniture.........................................      765        744
Leasehold improvements...................................    2,431      2,367
                                                           -------    -------
                                                            11,232      8,211
Accumulated depreciation and amortization................   (5,099)    (2,824)
                                                           -------    -------
                                                           $ 6,133    $ 5,387
                                                           =======    =======

6. MARKETABLE SECURITIES

     Marketable securities, classified as available-for-sale securities, included the following (in thousands):

                                                             SEPTEMBER 30,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Short term investments:
Municipal government obligations.........................       --    $10,686
                                                           =======    =======
  Corporate bonds, certificates of deposit and
     commercial paper....................................  $32,948         --
                                                           =======    =======

     All short term investments have maturities of less than one year from the respective balance sheet date. The cost of marketable securities approximates fair value of the securities and there are no unrealized holding gains or losses.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses were comprised of the following (in thousands):

                                                              SEPTEMBER 30,
                                                             ----------------
                                                              1999      1998
                                                             ------    ------
Accounts payable...........................................  $1,227    $  368
Accrued expenses...........................................   1,015       689
Accrued compensation.......................................     831       596
Accrued warranty...........................................     182        51
                                                             ------    ------
                                                             $3,255    $1,704
                                                             ======    ======

                            ARTISAN COMPONENTS, INC.

8. COMMITMENTS

     The Company rents its office facility in Sunnyvale under a noncancelable operating lease that expires in 2004. Under the terms of the lease, the Company is responsible for its share of taxes, insurance and common area maintenance costs.

     At September 30, 1999, future minimum annual lease payments under this lease were as follows (in thousands):

Fiscal 2000.........................................  $  470
Fiscal 2001.........................................     490
Fiscal 2002.........................................     509
Fiscal 2003.........................................     529
and thereafter......................................     549
                                                      ------
                                                      $2,547
                                                      ======

     The Company continues to lease its previous office facility in San Jose under a non-cancelable lease that expires in 2001. In October 1997, the Company entered into a sublease arrangement with respect to the San Jose office facility. This sublease expires in 2001 and provides that the subtenant assumes the lease obligation of the Company.

     Future minimum annual lease payments and future minimum annual rental income with respect to the San Jose property are as follows (in thousands):

                                              LEASE     RENTAL
                                             PAYMENT    INCOME
                                             -------    ------
Fiscal 2000................................   $347       $347
Fiscal 2001................................    148        148
                                              ----       ----
                                              $495       $495
                                              ====       ====

     Net rent expense was $524,000 and $511,000 and $442,000 for the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

     On December 1, 1999, the Company entered into a non-cancelable operating lease to lease a facility for its sales office in Tokyo, Japan. The lease term is 24 months and future minimum lease payments (unaudited) under this agreement are $94,160, $112,992 and $18,832 in fiscal years 2000, 2001 and 2002, respectively.

     On December 1, 1999, the Company entered into a non-cancelable operating lease to lease a facility for its sales office in North Andover, Massachusetts. The lease term is 12 months and future minimum lease payments (unaudited) under this agreement are $15,400 and $3,080 in fiscal years 2000 and 2001, respectively.

9. STOCKHOLDERS' EQUITY

AUTHORIZED PREFERRED STOCK

     The Company is authorized to issue 5,000,000 shares of undesignated preferred stock, $0.001 par value per share, of which no shares were issued and outstanding as of September 30, 1999 and 1998. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company's stockholders.

                            ARTISAN COMPONENTS, INC.

STOCK OPTION PLANS

     The Company had reserved 4,291,396 shares of its Common Stock under its 1993 Stock Option Plan, as amended (the "1993 Plan") for issuance upon the exercise of incentive and nonstatutory stock options to employees, directors and consultants as of September 30, 1999. The 1993 Plan expires in 2003. The 1993 Plan provides for an automatic annual increase in the number of shares reserved for issuance thereunder commencing on October 1, 1999 in an amount equal to the lesser of (i) 1,000,000 shares, (ii) 5% of the outstanding shares on such date or (iii) such amount as determined by the Board of Directors. Pursuant to such mechanism, on October 1, 1999, the number of shares reserved for issuance under the 1993 Plan was increased by 1,000,000 shares to a total of 5,291,396. Incentive stock options may be granted with exercise prices of no less than fair market value, and non-statutory stock options may be granted with exercise prices of no less than 85% of the fair market value of the common stock on the grant date, as determined by the Board of Directors. Options become exercisable as determined by the Board of Directors but generally at a rate of 25% after the first year and 6.25% each quarter thereafter. Options expire as determined by the Board of Directors but not more than ten years after the date of grant. In November 1997, the Company adopted the 1997 Director Option Plan (the "Director Plan"). The Director Plan provides for the granting of options of up to 200,000 shares of Common Stock of the Company. The option grants under the Director Plan are automatic and nondiscretionary, and the exercise price of the options is 100% of the fair market value of the Company's Common Stock on the date of grant. The Director Plan provides for an initial grant of options to purchase 25,000 shares of Common Stock to each new nonemployee director. In addition, each nonemployee director will automatically be granted an option to purchase 5,000 shares of Common Stock annually. Options granted under the Director Plan become exercisable over a four year period with the 25,000 share grants vesting one-fourth on the first anniversary of the date of grant and then monthly thereafter and the 5,000 share grants vesting monthly. At September 30, 1999, options to purchase a total of 60,000 shares of Common Stock were outstanding under the Director Plan. The Director Plan expires in November 2008.

     Activity under the 1993 Plan and the Director Plan was as follows (in thousands except per share data):

                                                                                            WEIGHTED
                                                             OPTIONS OUTSTANDING             AVERAGE
                                          SHARES     ------------------------------------   EXERCISE
                                         AVAILABLE    NUMBER       PRICE PER                  PRICE
                                         FOR GRANT   OF SHARES       SHARE         TOTAL    PER SHARE
                                         ---------   ---------   --------------   -------   ---------
Balance at September 30, 1996..........      592       1,086     $0.01 - $ 0.15        52    $0.0477
Additional shares reserved for
issuance...............................      400          --                 --        --         --
  Granted..............................     (831)        831     $0.15 - $ 5.00     2,165    $2.6052
  Exercised............................       --        (510)    $0.01 - $ 0.15       (17)   $ 0.034
                                          ------       -----                      -------
Balance at September 30, 1997..........      161       1,407     $0.01 - $ 5.00     2,200    $1.5635
  Additional shares reserved for
     issuance..........................    2,200          --                 --        --         --
  Granted..............................   (1,166)      1,166     $5.00 - $17.63     9,293    $7.9723
  Exercised............................       --        (271)    $0.01 - $ 7.00       (78)   $0.2892
  Canceled.............................      101        (101)    $0.15 - $17.63      (547)   $5.4375
                                          ------       -----                      -------
Balance at September 30, 1998..........    1,296       2,201                      $10,868    $4.9371
  Additional shares reserved for
     issuance..........................       --          --                 --        --         --
  Granted..............................     (771)        771     $5.00 - $12.50     5,096    $6.6162
  Exercised............................       --        (372)    $0.01 - $ 7.00      (799)   $2.1492
  Canceled.............................      216        (216)    $0.25 - $ 7.00    (1,120)   $5.1828
                                          ------       -----                      -------
Balance at September 30, 1999..........      741       2,384                      $14,045    $5.8925
                                          ======       =====                      =======    =======

     At September 30, 1999, 1998 and 1997, options to purchase 801,309, 450,692, and 291,011 shares of Common Stock, respectively, were exercisable pursuant to the 1993 Plan and the Director Plan. The weighted

                            ARTISAN COMPONENTS, INC.

average remaining contract life was 7.9, 8.2, and 8.9 years as of September 30, 1999, 1998 and 1997, respectively.

     The options outstanding and currently exercisable by exercise price at September 30, 1999 are as follows (in thousands, except per share data):

                               OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                       ------------------------------------    -----------------------
                                      WEIGHTED     WEIGHTED                   WEIGHTED
                                       AVERAGE     AVERAGE                    AVERAGE
                         NUMBER       REMAINING    EXERCISE      NUMBER       EXERCISE
   EXERCISE PRICE      OUTSTANDING      LIFE        PRICE      EXERCISABLE     PRICE
   --------------      -----------    ---------    --------    -----------    --------
$0.01 - $0.25........       426         6.67        $ 0.13         302         $ 0.13
$2.00 - $5.00........       264         7.85        $ 4.59         141         $ 4.59
$5.06 - $7.00........     1,158         8.82        $ 6.25         224         $ 6.95
$7.70 - $8.44........       259         4.27        $ 7.81          82         $ 7.70
$9.06 - $17.13.......       277         9.13        $12.74          52         $13.94
                          -----                                    ---
                          2,384         7.87        $ 5.89         801         $ 4.49
                          =====                                    ===

     The fair value of option grants related to the above plans is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions for the years ended September 30, 1999, 1998 and 1997:

                                                   1999       1998       1997
                                                  -------    -------    -------
Risk-free interest rate.........................   5.03%      5.37%      6.25%
Expected average life...........................  5 years    5 years    5 years
Expected dividends..............................    --         --         --
Expected volatility.............................    93%        79%        0%

     The expected average life is based upon the assumption that the stock options, on average, are exercised one year after they are fully vested. The weighted average per share value of common stock options granted during fiscal 1999, 1998 and 1997 was $4.88, $5.20 and $0.92, respectively.

     In connection with the grant of options for the purchase of 96,200 shares of Common Stock to employees during the period from December 1996 through March 1997 and 15,000 shares of Common Stock to non-employees in January 1998, the Company recorded aggregate deferred compensation of approximately $281,000, representing the difference between the deemed fair value of the Common Stock and the option exercise price at the date of grant. Such deferred compensation is amortized over the vesting period relating to the options, of which approximately $41,000, $80,000 and $87,000 have been amortized during fiscal 1997, 1998 and 1999, respectively. In addition, the amortization will result in charges in the first quarter of fiscal 2000 of approximately $21,000 and charges of $11,000 per quarter for the following five quarters.

EMPLOYEE STOCK PURCHASE PLAN

     In November 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 600,000 shares of common stock for issuance under the Purchase Plan. In November 1998, 133,810 incremental shares were reserved for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates approximately every six months. The first offering period commenced in February 1998 and ended on July 31, 1998. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company's Common Stock at either the first day of each offering period or the date of purchase. As of September 30, 1999, 215,447 shares had been issued under the Purchase Plan at an average price of $5.55 per share.

                            ARTISAN COMPONENTS, INC.

     The estimated fair value of purchase rights under the Company's Purchase Plan is determined using the Black-Scholes pricing model with the following assumptions for the year ended September 30, 1998:

                                                          1999          1998
                                                       ----------    ----------
Risk-free interest rate..............................    4.94%         5.25%
Expected average life................................  0.62 years    0.74 years
Expected dividends...................................      --            --
Expected volatility..................................     89%           79%

     The weighted average per share fair value of purchase rights under the Purchase Plan during fiscal 1999 and 1998 was $3.37 and $4.23, respectively.

STOCK COMPENSATION

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the 1993 Plan or the Purchase Plan. Had compensation expense been determined at the fair value on the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net (loss) income in fiscal 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below (in thousands):

                                                    YEAR ENDED SEPTEMBER 30,
                                                   --------------------------
                                                    1999       1998     1997
                                                   -------    ------    -----
Net (loss) income
As reported......................................  $  (543)   $2,326    $ 684
  Pro forma......................................  $(2,903)   $  831    $ 658
Net (loss) income per share
  As reported
     Basic (loss) income per share...............  $ (0.04)   $ 0.22    $0.13
     Diluted (loss) income per share.............  $ (0.04)   $ 0.18    $0.07
  Pro forma
     Basic (loss) income per share...............  $ (0.21)   $ 0.08    $0.12
     Diluted (loss) income per share.............  $ (0.21)   $ 0.06    $0.07

     The effects of SFAS No. 123 on pro forma disclosures of net (loss) income and net (loss) income per share for fiscal 1999, 1998 and 1997 are not likely to be representative of the pro forma effects on net income and earnings per share in future years.

                            ARTISAN COMPONENTS, INC.

10. INCOME TAXES

     The (benefit) provision for income taxes comprised (in thousands):

                                                       1999     1998    1997
                                                       -----    ----    ----
Federal:
Current..............................................  $ 180    $126    $ --
  Deferred...........................................   (983)    403     181
                                                       -----    ----    ----
                                                        (803)    529     181
State:
  Current............................................      1      42      --
  Deferred...........................................   (200)    113      49
                                                       -----    ----    ----
                                                        (199)    155      49
Foreign:
  Current............................................    144     239     126
                                                       -----    ----    ----
          Total......................................  $(858)   $923    $356
                                                       =====    ====    ====

     The Company's effective tax rate on pretax (loss) income differed from the U.S. federal statutory regular tax rate as follows:

                                                    1999       1998      1997
                                                    -----      ----      ----
Provision at U.S. federal statutory rate..........  (34.0)%    34.0%     34.0%
State tax net of federal benefit..................   (9.3)      4.3       4.2
Research and experimentation credits..............   (6.0)     (4.0)     (4.0)
Tax exempt interest...............................  (16.8)     (9.9)       --
Other.............................................    4.9       4.0        --
                                                    -----      ----      ----
Effective tax rate................................  (61.2)%    28.4%     34.2%
                                                    =====      ====      ====

                            ARTISAN COMPONENTS, INC.

     Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities as of September 30 were as follows (in thousands):

                                                            1999       1998
                                                           -------    -------
DEFERRED TAX ASSETS:
Current:
  Net operating losses...................................  $   374    $    67
  Research and experimentation credits...................       --        213
  Foreign tax credits....................................       --        239
  Other credits..........................................      275         --
                                                           -------    -------
                                                               649        519
Non current:
  Research and experimentation credits...................      473         --
  Accruals and Reserves..................................       40         --
  Foreign tax credits....................................      383         --
  Depreciation and amortization..........................      270         82
                                                           -------    -------
                                                             1,166         82
DEFERRED TAX LIABILITIES:
Current:
  Accrual to cash conversion.............................     (403)    (1,495)
Non current:
  Accrual to cash conversion.............................     (805)        --
                                                           -------    -------
                                                            (1,208)    (1,495)
                                                           -------    -------
Net deferred tax asset (liability).......................  $   607    $  (894)
                                                           =======    =======

     As of September 30, 1999, the Company had federal and state net operating loss carryforwards ("NOLs") of approximately $1,090,000 and $55,000, respectively, available to offset future taxable income. The Company had federal and state credits of $762,000 and $94,000, respectively. The net operating loss and credit carryforwards expire between 2004 and 2019 if not utilized.

11. SEGMENT REPORTING

     The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosure about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 31, 1997. The Company operates in one industry segment. Management uses one measurement of profitability for its business.

                            ARTISAN COMPONENTS, INC.

     The distribution of revenues by geographic area was as follows (in thousands):

                                                   YEAR ENDED SEPTEMBER 30,
                                                 ----------------------------
                                                  1999       1998       1997
                                                 -------    -------    ------
REVENUE FROM UNAFFILIATED CUSTOMERS:
United States..................................  $ 4,940    $ 2,726    $2,376
Other North America............................      593      1,250       547
Europe.........................................    1,389      2,567       511
Italy..........................................       82      1,281     2,362
Japan..........................................    2,039      4,588     2,666
Taiwan.........................................    4,718      4,156       450
Asia...........................................    1,106         --        --
                                                 -------    -------    ------
                                                 $14,867    $16,568    $8,912
                                                 =======    =======    ======

     Revenue from individual customers equal to 10% or more of revenue was as follows (in thousands, except percent data):

                                                 YEAR ENDED SEPTEMBER 30,
                                  ------------------------------------------------------
                                        1999               1998               1997
                                  ----------------   ----------------   ----------------
                                  PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT
                                  -------   ------   -------   ------   -------   ------
A. .............................    --          --     --          --     27%     $2,362
B. .............................    25%     $3,715     --          --     13       1,145
C. .............................    --          --     11%     $1,889     16       1,388
D. .............................    --          --     --          --     24       2,167
E. .............................    19       2,820     14       2,284     --          --
F. .............................    13       1,875     11       1,845     --          --
G. .............................    14       2,083     --          --     --          --

12. BENEFIT PLAN

     The Company sponsors a 401(k) profit sharing plan (the "401(k) Plan") for substantially all employees. The 401(k) Plan provides for profit sharing contributions to be made at the discretion of the Company's Board of Directors. The Company did not elect to make a profit sharing contribution for fiscal 1999, 1998 or 1997.

     The 401(k) Plan also provides for elective employee salary reduction contributions and Company matching of employees' contributions. Employees may contribute up to 20% of elective compensation. The Company's matching contribution is at the discretion of the Company's Board of Directors. The Company's matching contributions were $138,857, $136,664 and $74,017 for fiscal 1999, 1998 and 1997, respectively.

                            ARTISAN COMPONENTS, INC.

13. EARNINGS PER SHARE

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

                                                   YEAR ENDED SEPTEMBER 30,
                                                 ----------------------------
                                                  1999       1998       1997
                                                 -------    -------    ------
Numerator -- Basic and Diluted EPS
Net (loss) income..............................  $  (543)   $ 2,326    $  684
                                                 =======    =======    ======
Denominator -- Basic EPS
  Common stock outstanding.....................   13,569     10,457     5,456
                                                 -------    -------    ------
Basic (loss) income per share..................  $ (0.04)   $  0.22    $ 0.13
                                                 =======    =======    ======
Denominator -- Diluted EPS
  Denominator -- Basic EPS.....................   13,569     10,457     5,456
  Effect of Dilutive Securities:
     Common stock options......................       --      1,279     1,052
     Warrant...................................       --         12        --
     Convertible preferred stock...............       --      1,169     3,149
                                                 -------    -------    ------
                                                  13,569     12,917     9,657
                                                 -------    -------    ------
Diluted (loss) income per share................  $ (0.04)   $  0.18    $ 0.07
                                                 =======    =======    ======

                            ARTISAN COMPONENTS, INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                ADDITIONS
                                                 BALANCE AT     CHARGED TO                  BALANCE AT
                                                BEGINNING OF    COSTS AND                     END OF
                 DESCRIPTION                       PERIOD        EXPENSES     DEDUCTIONS      PERIOD
                 -----------                    ------------    ----------    ----------    ----------
Allowance for Doubtful Accounts:
September 30, 1997............................      $ --           $275          $ --          $275
  September 30, 1998..........................       275            155            --           430
  September 30, 1999..........................       430            394           (78)          746

                                 EXHIBIT INDEX

 3.1*     Amended and Restated Certificate of Incorporation of the
          Registrant.
 3.3*     Bylaws of the Registrant.
 4.2*     First Amended and Restated Registration Rights Agreement
          dated December 17, 1996 by and among the Registrant and the
          Shareholders named therein.
10.1*     Form of Indemnification Agreement for directors and
          executive officers.
10.2*     1993 Stock Option Plan and form of agreement thereunder.
10.3*     1997 Employee Stock Purchase Plan.
10.4*     1997 Director Stock Option Plan.
10.5*     Lease Agreement dated December 13, 1995 between Registrant and Spieker Properties, L.P. for 2077 Gateway Place, San
          Jose, California office.
10.5.1*   Sublease dated October 10, 1997 between the Registrant and
          Unison Software, Inc.
10.5.2*   First Addendum to Sublease dated October 14, 1997 between
          the Registrant and Unison Software, Inc.
10.5.3*   Fixed Asset Purchase Agreement dated October 10, 1997
          between the Registrant and Unison Software, Inc.
10.6*     Series A Preferred Stock Purchase Agreement dated March 21,
          1996 by and among the Registrant and the Purchasers named
          therein.
10.7*+    Purchase and License Agreement dated April 9, 1996 between the Registrant and OKI Electric Industry Co., Ltd. And
          amendments thereto.
10.8*     Business Loan Agreement dated May 8, 1996 between the
          Registrant and Union Bank of California, N.A. and
          attachments thereto.
10.9*     Offer Letter dated August 29, 1996 between the Registrant
          and Jeffrey A. Lewis and letter amendment dated September 5,
          1996 thereto.
10.10+*   Collaboration Agreement dated December 4, 1996 between the
          Registrant and SGS-THOMSON MICROELECTRONICS S.r.l.
10.11*    Series B Preferred Stock Purchase Agreement dated December
          17, 1996 by and among the Registrant and the Purchasers
          named therein.
10.12+*   OEM Agreement dated December 6, 1996 between the Registrant and Synopsys, Inc.
10.13+*   License Agreement dated June 16, 1997 between the Registrant and Fujitsu Microelectronics, Inc.
10.14*    Lease Agreement dated June 16, 1997 between Registrant,
          Richard Bowling and Katherine Bowling for 1195 Bordeaux
          Drive, Sunnyvale, California office.
10.15*    Severance Agreement dated June 20, 1997 between the
          Registrant and Robert D. Selvi.
10.16*    Offer Letter dated July 31, 1997 between the Registrant and
          Larry J. Fagg.
10.17**   Confidential Mutual Release and Settlement Agreement
          effective as of April 15, 1998 between the Registrant and
          Daniel I. Rubin.
10.18**   Form of License Agreement.
10.19+**  License Agreement dated as of November 30, 1997 between the
          Registrant and Taiwan Semiconductor Manufacturing
          Corporation, as amended.
10.20     Commercial Lease Agreement dated December 1, 1999 by and
          between the Registrant and The Dai-Tokyo Fire and Marine
          Insurance Co., Ltd.
10.21     Commercial Lease Agreement dated December 1, 1999 by and
          between the Registrant and Kenrick Investment Group.
21.1**    Subsidiaries of the Registrant

23.1 Consent of PricewaterhouseCoopers LLP, independent accountants.
24.1      Power of Attorney (see page 36).
27.1      Financial Data Schedule.

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