Form 10-Q
period 1999-12-31
ARTISAN COMPONENTS INC
filed 2000-02-14
CIK 1048982

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

(Mark One)
   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended December 31, 1999

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

                          Yes  [X]       No  [ ]

As of December 31, 1999 there were 14,065,387 shares of the Registrant's Common Stock outstanding.
================================================================================

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

PART I - Financial Information

     ITEM 1 - Financial statements

     Condensed Balance Sheets - December 31, 1999 and September 30, 1999....3
     Condensed Statements of Operations
                Three Months Ended December 31, 1999 and 1998...............4
     Condensed Statements of Cash Flows
                Three Months Ended December 31, 1999 and 1998...............5
     Notes to Condensed Financial Statements................................6

     ITEM 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................9

PART II - Other Information

     ITEM 6 - Exhibits.....................................................26

Signatures.................................................................27

                            ARTISAN COMPONENTS, INC.
                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                           DECEMBER 31,   SEPTEMBER 30,
                                                           ------------   -------------
                                                               1999         1999(1)
                                                           ------------   -------------
                                                            (UNAUDITED)
                       ASSETS
Current assets:
  Cash and cash equivalents ............................      $11,449      $15,233
  Contract receivables (net of allowance of
   $746 at December 31, 1999 and September 30, 1999) ...        9,652        7,721
  Marketable securities ................................       35,709       32,948
  Prepaid expenses and other current assets ............        1,622        1,514
  Deferred tax asset ...................................          246          246
                                                              -------      -------
    Total current assets ...............................       58,678       57,662
Property and equipment, net ............................        5,783        6,133
Deferred tax asset .....................................          361          361
Other assets ...........................................          237          188
                                                              -------      -------
    Total assets .......................................      $65,059      $64,344
                                                              =======      =======
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses ................      $ 2,764      $ 3,255
  Deferred revenue .....................................        4,035        3,795
                                                              -------      -------
    Total current liabilities ..........................        6,799        7,050
Deferred rent ..........................................          103           98
Deferred revenue and other long term liabilities .......           53           76
                                                              -------      -------
    Total liabilities ..................................        6,955        7,224
                                                              -------      -------
Stockholders' Equity:
 Preferred Stock, $0.001 par value:
  Authorized: 5,000 shares;
  Issued and outstanding: None at December 31,
   1999 and September 30, 1999 .........................           --           --
 Common Stock, $0.001 par value:
  Authorized: 50,000 shares;
  Issued and outstanding: 14,065 and 13,909
   shares at December 31, 1999 and September 30,
   1999, respectively ..................................           14           14
 Additional paid in capital ............................       55,050       54,358
 Retained earnings .....................................        3,040        2,748
                                                              -------      -------
    Total stockholders' equity .........................       58,104       57,120
                                                              -------      -------
    Total liabilities and stockholders' equity .........      $65,059      $64,344
                                                              =======      =======

---------------
(1) Derived from the Registrant's audited balance sheet as of September 30, 1999.

              The accompanying notes are an integral part of these
                        condensed financial statements.

                            ARTISAN COMPONENTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     THREE MONTHS
                                                   ENDED DECEMBER 31,
                                                -----------------------
                                                  1999           1998
                                                --------       --------
Revenue:
   License ...............................      $  4,445       $  3,036
   Net royalty ...........................           616             --
                                                --------       --------
    Total revenue ........................         5,061          3,036
                                                --------       --------
Cost and expenses:
   Cost of license revenue ...............         1,454          1,304
   Product development ...................         1,642          1,031
   Sales and marketing ...................         1,673          1,068
   General and administrative ............           540            836
                                                --------       --------
    Total cost and expenses ..............         5,309          4,239
                                                --------       --------
Operating loss ...........................          (248)        (1,203)
Other income .............................           684            456
                                                --------       --------
Income (loss) before provision
   for income taxes ......................           436           (747)
Provision (benefit) for income
   taxes .................................           144            (75)
                                                --------       --------
Net income (loss) ........................      $    292       $   (672)
                                                ========       ========
Basic net income (loss) per share ........      $   0.02       $  (0.05)
                                                ========       ========
Diluted net income (loss) per share ......      $   0.02       $  (0.05)
                                                ========       ========
Shares used in computing:
  Basic net income (loss) per share ......        13,987         13,380
  Diluted net income (loss) per share ....        15,210         13,380


              The accompanying notes are an integral part of these
                        condensed financial statements.

                            ARTISAN COMPONENTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     THREE MONTHS
                                                         ENDED
                                                      DECEMBER 31,
                                                 -----------------------
                                                   1999           1998
                                                 --------       --------
Cash flows from operating activities:
  Net income (loss) .......................      $    292       $   (672)
  Adjustments to reconcile net
   income (loss) income to net cash
   provided by operating activities:
    Depreciation and
     amortization .........................           726            555
    Gain on sale/disposal of
     fixed assets .........................           (22)           (18)
    Provision for doubtful
     accounts .............................            --            294
    Compensation expense for
     options granted ......................            22             22
    Changes in assets and
     liabilities:
      Contract receivables ................        (1,931)        (1,098)
      Deferred revenue and other
       long term liabilities ..............           240          1,450
      Prepaid expenses and other
       assets .............................          (187)          (380)
      Deferred rent .......................             5             16
      Accounts payable and
       other liabilities ..................          (555)           302
                                                 --------       --------
        Net cash (used) provided
         by operating activities ..........        (1,410)           471
                                                 --------       --------
Cash flows from investing activities:
  Acquisition of property and
   equipment ..............................          (312)          (510)
  Proceeds from sale of property
   and equipment ..........................            30             30
  Purchase of marketable
   securities .............................       (11,897)          (910)
  Proceeds from sale of
   marketable securities ..................         9,136             --
                                                 --------       --------
        Net cash used in
         investing activities .............        (3,043)        (1,390)

Cash flows from financing activities:
  Proceeds from issuance of
   Common Stock ...........................           669             40
                                                 --------       --------
        Net cash provided by
         financing activities .............           669             40
                                                 --------       --------
Net decrease in cash and
 cash equivalents .........................        (3,784)          (879)
Cash and cash equivalents,
 beginning of period ......................        15,233         36,516
                                                 --------       --------
Cash and cash equivalents,
 end of period ............................      $ 11,449       $ 35,637
                                                 ========       ========
CASH PAID FOR:
  Income taxes ............................           $--            $--
                                                 ========       ========
SUPPLEMENTAL DISCLOSURE OF
 NONCASH ACTIVITIES:
  Fixed asset acquisitions in
   exchange for accounts payable ..........      $     64       $  1,536
                                                 ========       ========
  Compensation expense for
   options granted ........................      $     22       $     22
                                                 ========       ========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                            ARTISAN COMPONENTS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION:

        The accompanying unaudited condensed financial statements of ARTISAN COMPONENTS, INC. ("Artisan" or the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The September 30, 1999 fiscal year end balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000 or any other future period. The unaudited, condensed, interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended September 30, 1999 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2. EARNINGS PER SHARE (EPS) DISCLOSURES:

        Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted" method) and exercise of stock options and warrants for all periods. Dilutive potential common shares are not included during periods in which the Company experienced a net loss, as the impact would be anti-dilutive.

                            ARTISAN COMPONENTS, INC.

                                   (Unaudited)


2. EARNINGS PER SHARE (EPS) DISCLOSURES (con't):

        In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                THREE MONTHS ENDED
                                                   DECEMBER 31,
                                              ----------------------
                                                1999          1998
                                              --------      --------
                                                   (UNAUDITED)
Numerator--Basic and Diluted EPS
  Net income (loss) ....................      $    292      $   (672)
                                              ========      ========
Denominator--Basic EPS
  Common stock outstanding .............        13,987        13,380
                                              --------      --------
Basic net income (loss) per share ......      $   0.02      $  (0.05)
                                              ========      ========
Denominator--Diluted EPS
  Denominator--Basic EPS ...............        13,987        13,380
  Effect of Dilutive Securities:
    Common stock options and warrant ...         1,223            --
                                              --------      --------
                                                15,210        13,380
                                              --------      --------
Diluted net income (loss) per share ....      $   0.02      $  (0.05)
                                              ========      ========


        Stock options to purchase 2,384,551 shares of Common Stock at prices ranging from $0.01 to $17.125 per share were outstanding at December 31, 1998 but were not included in the computation of diluted net loss per share for the three month period, because they were anti-dilutive.

3. NEW ACCOUNTING STANDARDS:

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

                            ARTISAN COMPONENTS, INC.

                                   (Unaudited)

4. COMPREHENSIVE INCOME:

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes requirements for disclosure of comprehensive income and became effective for the Company for its fiscal year 1999, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments of contributions by stockholders. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The Company has adopted SFAS 130; however, the effect of the adoption was immaterial to all periods presented.

5. BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION:

        The Company currently operates in one industry segment, the semiconductor intellectual property segment, for financial reporting purposes, and uses one measure of profitability for its business. The Company markets its products to customers in the North America, Europe and Asia. All of our long-lived assets are maintained in the United States.

6. STOCKHOLDERS' EQUITY:

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

        During the first three months of fiscal 2000, the Company issued shares of Common Stock that resulted in aggregate proceeds of $669,000.

                            ARTISAN COMPONENTS, INC.

                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Condensed Unaudited Financial Statements and the Notes thereto included elsewhere herein and the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1999 as filed with the Securities and Exchange Commission. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. For a more detailed discussion of these and other business risks, see "--Factors Affecting Future Operating Results."

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

        Beginning in late fiscal 1996, the Company implemented a royalty-based business model that is intended to generate revenue from both license fees and royalties. The Company generally licenses its products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grants these manufacturers the right to distribute the Company's IP components to their internal design teams and to distribute and sublicense to semiconductor design companies that manufacture at the same facility. In cases where the semiconductor manufacturer does not have the infrastructure necessary to distribute and support the Company's IP components, the Company performs the distribution function directly to the customers of the semiconductor manufacturer. License fees and royalties are received under the terms of license agreements with customers to provide the Company's IP component products. Typically, a customer licenses one or more products that are accompanied by layout databases, views to support a customer's IC design tool environment and design methodology documentation. The license of the Company's products typically involves a sales cycle of six to 12 months and often coincides with a customer's migration to a new manufacturing process. The Company's contracts generally require a customer to pay a license fee to Artisan ranging from approximately $250,000 to $700,000 for each product delivered under a contract. A contract typically calls for an initial payment of approximately one-third of the license fee with the remainder due upon delivery, generally three to six months later. Royalty payments are calculated based on per unit sales of ICs or wafers containing the Company's IP components. Given that the

Company provides its products early in the customer's IC design process, there is a significant delay between the delivery of a product and the generation of royalty revenue. See "--Factors Affecting Future Operating Results--Lengthy Sales Cycle and Design Process."

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

        The Company has received royalty reports from some customers since the third quarter of fiscal 1999. As expected, these royalties have come from a small number of IC designs that are early in their product life-cycles. According to contract terms, a portion of these royalty payments is credited back to customers' accounts to use to pay license fees for future orders to be placed with the Company. The remaining portion of the royalty is reported as net royalty revenue. The Company's success will depend on its ability to generate royalty revenue from a substantially larger number of designs and on many of these designs achieving large manufacturing volumes. There can be no assurance that the Company will be successful in expanding the number of royalty bearing contracts with customers, and there can be no assurance that the Company will receive significant royalty revenue in the future. See "--Factors Affecting Future Operating Results--Fluctuations in Operating Results."

        The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. In the three month period ended December 31, 1999, Taiwan Semiconductor Manufacturing Corporation ("TSMC"), NEC Electronics, Inc. ("NEC"), Chartered Semiconductor Manufacturing ("Chartered") and UMC ("UMC") accounted for 25%, 15%, 13% and 11% of revenue, respectively. In the three month period ended December 31, 1998, TSMC and UMC accounted for 48% and 36% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. The limited number of semiconductor manufacturers to which the Company can license its products may also have a material adverse effect on the Company's business, operating results and financial condition if any of the Company's customers suffers a deterioration in financial condition or there is a decline in the demand for the semiconductors produced by such manufacturers. The Company's business, operating results and financial condition may also be materially adversely affected if customers experience project delays and/or new or existing customers delay new bookings or fail to place anticipated orders. For example, in the quarter ended December 31, 1999, fewer new orders were placed with the Company than in recent prior periods, which may adversely affect the Company's results of operations in future quarters depending on its ability to obtain additional orders. See "--Factors Affecting Future Operating Results--Customer Concentration; Limited Customer Base."

        Historically, a substantial portion of the Company's revenue has been derived from customers outside the United States ("international revenue"). In the three month periods ended December 31, 1999 and 1998, international revenue, primarily from Asia and Europe, represented approximately 86% and 95%, respectively, of the Company's revenue. The Company anticipates that international revenue will remain a substantial portion of its revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. See "--Factors Affecting Future Operating Results--Risks Associated with International Customers."

        The Company derives substantially all of its revenue from sales of its memory, standard cell and I/O products and process setup fees (collectively, "product license revenue") that together accounted for 80% and 98% of revenue in the three month periods ended December 31, 1999 and 1998, respectively. For the period ended December 31, 1999 as compared to the period ended December 31, 1998, this shift in revenue mix was due to faster growth in revenue from support contracts and net royalties as compared to the growth of product license revenue. However, the Company expects that product license revenue will continue to account for a substantial portion of the Company's revenue for the foreseeable future. There can be no assurance that the Company will continue to derive revenue from product license revenue and a decline in revenue from such products would have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new products. See "--Factors Affecting Future Operating Results--Product Concentration."

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

        The Company in the past has experienced delays in the progress of certain projects, and there can be no assurance that such delays will not occur in the future. Any delay or failure to achieve progress could result in damage to customer relationships and the Company's reputation, under-utilization of engineering resources or a delay in the market acceptance of the Company's products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's contracts with customers generally may be canceled without cause, and if a customer cancels or delays performance under any such contracts, the Company's business, operating results and financial condition could be materially adversely affected. The Company's costs and expenses will be based in part on the Company's expectations of future revenue. Accordingly, if the Company does not realize its expected revenue, its business, operating results and financial condition could be materially adversely affected. The Company has experienced periods of negative growth as well as declines in the rate of growth of its revenue as compared with prior periods, primarily due to deterioration in the demand for semiconductors generally. There can be no assurance that the Company will experience positive revenue growth in the future. See "--Factors Affecting Future Operating Results--Fluctuations in Operating Results."

        In connection with the grant of options for the purchase of 96,200 shares of Common Stock to employees during the period from December 1996 through March 1997 and 15,000 shares of Common Stock to non-employees in January 1998, the Company recorded aggregate deferred compensation of approximately $281,000, representing the difference between the deemed fair value of the Common Stock and the option exercise price at the date of grant. Such deferred compensation is amortized over the vesting period relating to the options, of which approximately $41,000, $80,000, $87,000 and $22,000 have been amortized during fiscal 1997, 1998, 1999 and the first quarter of fiscal 2000, respectively. In addition, the amortization will result in charges of approximately $11,000 per quarter for the following five quarters.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenue:


                                         THREE MONTHS ENDED
                                            DECEMBER 31,
                                        --------------------
                                         1999          1998
                                        ------        ------
Revenue:
  License ........................        87.8%        100.0%
  Net royalty ....................        12.2            --
                                        ------        ------
    Total revenue ................       100.0         100.0

Cost and expenses:
  Cost of license revenue ........        28.7          42.9
  Product development ............        32.4          34.0
  Sales and marketing ............        33.1          35.2
  General and
   administrative ................        10.7          27.5
                                        ------        ------
    Total cost and expenses ......       104.9         139.6
                                        ------        ------
Operating loss ...................        (4.9)        (39.6)
Other income, net ................        13.5          15.0
                                        ------        ------
Income (loss) before provision
 for income taxes ................         8.6         (24.6)
Provision (benefit) for income
 taxes ...........................         2.8          (2.5)
                                        ------        ------
Net income (loss) ................         5.8%        (22.1)%
                                        ======        ======


Revenue

        Revenue increased by 66.7% to $5.1 million for the three month period ended December 31, 1999 from $3.0 million for the same period last fiscal year. For the three month period ended December 31, 1999, as compared to the three month period ended December 31, 1998, the increase in revenue was due to increases in license revenue from I/O products, support contracts, process setup fees and standard cell products and the addition of royalty revenue, which was partially offset by a decrease in license revenue from the Company's memory products.

Cost and Expenses

        Engineering Costs. Engineering costs are allocated between cost of license revenue and product development expenses. Engineering efforts devoted to developing products for specific customer projects are recognized as cost of revenue. The balance of engineering costs, incurred for general development of Artisan's technology, is charged to product development. Engineering costs generally are charged as incurred and do not necessarily correspond to the recognition of revenue under related contracts. Engineering costs increased by 32.6% from $2.3 million in the three month period ended December 31, 1998 to $3.1 million in the three month period ended December 31, 1999. Engineering costs as a percentage of revenue decreased from 76.9% to 61.1% in the three month periods ended December 31, 1998 and 1999, respectively. The absolute dollar increase in engineering costs of $761,000 in the three month period ended December 31, 1999, as compared with the same period in fiscal 1999, was primarily due to increases in headcount and personnel expenses of approximately $334,000, computer and networking equipment maintenance and expenses, depreciation and facility expense of approximately $285,000 and increased usage of subcontractor and other outside services of $227,000, offset by decreased warranty charges of $85,000.

         Cost of License Revenue. Cost of license revenue increased by 11.5% from $1.3 million in the three month period ended December 31, 1998 to $1.5 million in the three month period ended December 31, 1999. Cost of license revenue as a percentage of revenue was 42.9% and 28.7% for the three month periods ended December 31, 1998 and 1999, respectively. The absolute dollar increase in cost of license revenue of $150,000 in the three month period ended December 31, 1999 as compared with the same period of fiscal 1999, was due to increased labor and equipment expenses associated with increased revenue, offset by decreased warranty charges. The decrease in cost of license revenue as a percentage of revenue for the three month period ended December 31, 1999 as compared to the three month period ended December 31, 1998, was due to the addition of net royalty revenue in the period ended December 31, 1999, as well as to higher revenue efficiency per project hour in the period ended December 31, 1999.

         Product Development Expenses. Product development expenses increased by 59.3% from $1.0 million in the three month period ended December 31, 1998 to $1.6 million in the three month period ended December 31, 1999. Product development expenses as a percentage of revenue decreased from 34.0% to 32.4% in the three month periods ended December 31, 1998 and 1999, respectively. The absolute dollar increase in product development expenses of $611,000 in the three month period ended December 31, 1999, as compared with the same period in fiscal 1999, was attributable to an increase in headcount and personnel-related expenses and to depreciation and maintenance expenses related to purchases of computer equipment, software tools and networking infrastructure and equipment.

        Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Costs of pre-sale customer support are also charged to sales and marketing. Sales and marketing expenses increased by 56.6% from $1.1 million in the three month period ended December 31, 1998 to

$1.7 million in the three month period ended December 31, 1999. Sales and marketing expense as a percentage of revenue decreased from 35.2% to 33.1% in the three month periods ended December 31, 1998 and 1999, respectively. The increase in absolute dollars in sales and marketing expenses of $605,000 in the three month period ended December 31, 1999, as compared with the same period in fiscal 1999, was primarily attributable to increased headcount and personnel-related expenses of approximately $531,000, increased trade show expenses for travel and transportation, setup, staffing and promotions of approximately $37,000 and increased allocated facilities costs and other miscellaneous expenses of approximately $37,000.

        General and Administrative Expenses. General and administrative expenses decreased by 35.4% from $836,000 in the three month period ended December 31, 1998 to $540,000 in the three month period ended December 31, 1999. As a percentage of revenue, general and administrative expenses decreased from 27.5% to 10.7% in the three month periods ended December 31, 1998 and 1999, respectively. The absolute dollar decrease of $296,000 in general and administrative expenses in the three months ended December 31, 1999 as compared with the three months ended December 31, 1998 was due to a provision for bad debt recorded in the three month period ended December 31, 1998. The decrease in general and administrative expenses as a percentage of revenue for the three month period ended December 31, 1999, as compared to the three month period ended December 31, 1998, was due to the provision for bad debt recorded in the period ended December 31, 1998 as well as to the increase in revenue for the period ended December 31, 1999.

Other Income

        Other income increased by 50.0% from $456,000 in the three month period ended December 31, 1998 to $684,000 in the three month period ended December 31, 1999. Other income as a percentage of revenue decreased from 15.0% to 13.5% for the three month periods ended December 31, 1998 and 1999, respectively. The absolute dollar growth in other income in the three month period ended December 31, 1999, as compared with the same period in fiscal 1999, was primarily due to increased interest income on the Company's investment portfolio resulting from a shift from tax-free investments into taxable investments.

Income Taxes

        The income tax benefit for the three month period ended December 31, 1998, was $75,000 and the income tax provision for the three month period ended December 31, 1999, was $144,000. For the three month periods ended December 31, 1998 and 1999, respectively, the effective tax rate increased from a benefit of 10.0% to a provision of 33.0%. The increase in the effective tax rate for the three month period ended December 31, 1999, as compared to the same period of fiscal 1999, was due to the operating profit recorded by the Company in the first three months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations primarily from license revenue received from inception to December 31, 1999, the net proceeds of $27.1 million from its February 1998 initial public offering of Common Stock, the net proceeds of $15.8 million from its April 1998 secondary offering of Common Stock and, to a lesser extent, the proceeds of approximately $7.7 million from the sale of Preferred Stock and a warrant.

        The Company's operating activities provided net cash of $471,000 in the three month period ended December 31, 1998 and used net cash of $1.4 million in the three month period ended December 31, 1999. Net cash provided by operating activities in the three month period ended December 31, 1998 was primarily due to an increase in deferred revenue and depreciation and amortization, partially offset by an increase in contract receivables and the Company's net loss. Net cash used by operating activities in the three month period ended December 31, 1999 was due to an increase in contract receivables and a decrease in accounts payable and other liabilities, partially offset by net income plus depreciation and amortization.

        Net cash used in investing activities was $1.4 million and $3.0 million in the three month periods ended December 31, 1998 and 1999, respectively. In the three months ended December 31, 1998 and 1999, investing activities consisted primarily of net purchases of marketable securities and, to a lesser extent, purchases of property and equipment.

        Net cash provided by financing activities was $40,000 and $669,000 in the three month periods ended December 31, 1998 and 1999, respectively. Net cash provided by financing activities in both periods consisted of proceeds from the issuance of Common Stock.

        At December 31, 1999, the Company had cash, cash equivalents and current marketable securities of $47.2 million. As of December 31, 1999, the Company had retained earnings of $3.0 million and working capital of $51.9 million that includes the current portion of deferred revenue of $4.0 million.

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

        Investments in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

        The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying values approximate fair values at December 31, 1999 and 1998. All investments mature in one year or less.

                                       CARRYING        AVERAGE RATE      CARRYING         AVERAGE RATE
                                       VALUE AT        OF RETURN AT      VALUE AT         OF RETURN AT
                                     DECEMBER 31,      DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                         1999              1999             1998              1998
                                    --------------     ------------    --------------     ------------
                                    (IN THOUSANDS)     (ANNUALIZED)    (IN THOUSANDS)     (ANNUALIZED)
INVESTMENT SECURITIES:
Cash Equivalents -
        variable rate ......            $ 1,758            4.9%            $ 1,915            4.9%
Money market funds -
        variable rate ......            $    58            5.5%            $    72            1.3%
Cash Equivalents -
        fixed rate .........            $ 9,633            6.1%                 --             --
Short-term investments -
        fixed rate .........            $35,709            5.9%            $45,248            3.8%
                                        -------                            -------
Total ......................            $47,158                            $47,235
                                        =======                            =======


        YEAR 2000. To date, the Company has not experienced any disruption of its business or key systems as a result of Year 2000 problems. Nor has the Company been informed of any Year 2000 problems encountered by its customers relating to their use of the Company's products. It is possible, however, that the Company or its customers may encounter Year 2000 problems later this year. If such problems were to arise, the Company might incur substantial costs or the interruption in or a failure of certain normal business activities or operations, which would hurt the Company's business. If the Company's customers experience Year 2000 related problems as a result of their use of the Company's products, then those customers could assert claims for damages, which, if successful, could result in significant costs to the Company or adversely affect its ability to sell its products.

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

        The limited number of semiconductor manufacturers to which the Company can license its products may also have a material adverse effect on the Company's business, operating results and financial condition if any of the Company's customers suffers a deterioration in financial condition or there is a decline in the demand for the semiconductors produced by such manufacturers. The Company's business, operating results and financial condition may also be materially adversely affected if customers experience project delays and/or new or existing customers delay new bookings or fail to place anticipated orders. For example, in the quarter ended December 31, 1999, fewer new orders were placed with the Company than in recent prior periods, which may adversely affect the Company's results of operations in future quarters depending on its ability to obtain additional orders.

        Revenue in any quarter is dependent on a number of factors and is not predictable with any degree of certainty. Since the Company's expense levels are based in part on management's expectations regarding future revenue, if revenue is below expectations in any quarter, the adverse effect may be magnified by the Company's inability to adjust spending in a timely manner to compensate for any revenue shortfall. Accordingly, if the Company does not realize its expected revenue, its business, operating results and financial condition could be materially adversely affected.

        The Company's sales cycle can be lengthy and is subject to a number of risks over which the Company has little or no control. As a result of the significant dollar amounts represented by a single customer order, the timing of the receipt of an order can have a significant impact on the Company's revenue for a particular period. In addition, because the Company's revenue is concentrated among a small number of customers, a decline or a delay in the recognition of revenue from one customer in a period may cause the Company's business, operating results and financial condition in such period to be materially adversely affected and may lead to significant fluctuations from quarter to quarter. Any significant or ongoing failure to obtain new orders from customers or to collect outstanding accounts receivable would have a material adverse effect on the Company's business, operating results and financial condition. The Company has experienced periods of negative growth as well as declines in the rate of growth of its revenue as compared with prior periods, primarily due to deterioration in the demand for semiconductors generally. There can be no assurance that the Company will experience positive revenue growth in the future.

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

        The Company has historically generated revenue from license fees only. Beginning in late fiscal 1996, the Company implemented a royalty-based business model that is intended to generate revenue from both license fees and royalties. The Company generally licenses its products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grants these manufacturers the right to distribute the Company's IP components to their internal design teams and to distribute and sublicense to semiconductor design companies that manufacture at the same facility. In cases where the semiconductor manufacturer does not have the infrastructure necessary to distribute and support the Company's IP components, the Company performs the distribution function directly to the customers of the semiconductor manufacturer. Given that the Company provides its products early in the customer's IC design process, there is a significant delay between the delivery of a product and the generation of royalty revenue. Royalty payments are calculated based on per unit sales of ICs or wafers containing the Company's IP components. A portion of these payments is credited back to customers' accounts to use to pay license fees for future orders to be placed with the Company. The remaining portion of the royalty is reported as net royalty revenue. The Company has received royalty reports from some customers since the third quarter of fiscal 1999. As expected, these royalties have come from a small number of IC designs that are early in their product life-cycles. The Company's success will depend on its ability to generate royalty revenue from a substantially larger number of designs and on many of these designs achieving large manufacturing volumes. There can be no assurance that the Company will be successful in expanding the number of royalty bearing contracts with customers, and there can be no assurance that the Company will receive significant royalty revenue in the future. See "--Dependence on Semiconductor Manufacturers; Dependence on Semiconductor and Electronics Industries" and "--Customer Concentration; Limited Customer Base."

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

        COMPETITION. The Company's strategy of targeting semiconductor manufacturers that participate in, or may enter, the System-on-a-Chip market requires the Company to compete in intensely competitive markets. Within the merchant segment of the IP component market, the Company primarily competes against Avant!, Mentor Graphics, the Silicon Architects division of Synopsys, Virage and Virtual Silicon. In addition, the Company may face competition from consulting firms and companies that typically have operated in the generic library segment of the IP market and that now seek to offer customized IP components as enhancements to their generic solutions. The Company also faces significant competition from the internal design groups of semiconductor manufacturers that are expanding their manufacturing capabilities and portfolio of IP components to participate in the System-on-a-Chip market. These internal design groups compete with the Company for access to the parent's IP component requisitions and may eventually compete with the Company to supply IP components to third parties on a merchant basis. There can be no assurance that internal design groups will not expand their product offerings to compete directly with those of the Company or will not actively seek to participate as merchant vendors in the IP component market by selling to third party semiconductor manufacturers or, if they do, that the Company will be able to compete against them successfully. In addition to competition from companies in the merchant IP component market, the Company faces competition from vendors that supply EDA software tools, including certain of those mentioned above, and there can be no assurance that the Company will be able to compete successfully against them.

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

        CUSTOMER CONCENTRATION; LIMITED CUSTOMER BASE. The Company has been dependent on a relatively small number of customers for a substantial portion of its annual revenue, although the customers comprising this group have changed from time to time. In the three month period ended December 31, 1999, TSMC, NEC, Chartered and UMC accounted for 25%, 15%, 13% and 11% of revenue, respectively. In the three month period ended December 31, 1998, TSMC and UMC accounted for 48% and 36% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. None of the Company's customers has a written agreement with the Company that obligates it to license future generations of products or new products, and there can be no assurance that any customer will license IP components from the Company in the future. In addition, there can be no assurance that any of the Company's customers will ship products incorporating the Company's technology or that, if such shipments occur, they will generate significant revenue. The loss of one or more of the Company's major customers, reduced orders by one or more of such customers, the failure of one or more customers to pay license or royalty fees due to the Company or the failure of a customer to ship products containing the Company's IP components could materially adversely affect the Company's business, operating results and financial condition. The Company's business, operating results and financial condition may also be materially adversely affected if customers experience project delays and/or new or existing customers delay new bookings or fail to place anticipated orders.

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

        PRODUCT CONCENTRATION. The Company derives substantially all of its revenue from product license revenue, which accounted for 80% and 98% of revenue in the three month periods ended December 31, 1999 and 1998, respectively. The Company expects that product license revenue will continue to account for a substantial portion of the Company's revenue for the foreseeable future. There can be no assurance that the Company will continue to derive revenue from product license revenue and a decline in revenue from such products would have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend in significant part on the successful development, introduction and customer acceptance of new products. See "--New Product Development and Technological Change."

        LENGTHY SALES CYCLE AND DESIGN PROCESS. The license of the Company's products typically involves a significant commitment of capital by the customer and a purchase will often be timed to coincide with a customer's migration to a new manufacturing process. Potential customers generally commit significant resources to an evaluation of available IP solutions and require the Company to expend substantial time, effort and resources to educate them about the value of the Company's products. A variety of factors, including factors over which the Company has little or no control, may cause potential customers to favor an alternate solution or to delay or forego a license of the Company's products. As a result of these and other factors, the sales cycle for the Company's products is long, typically ranging from six to 12 months. The Company's ability to forecast the timing and scope of specific sales is limited, and delay of or failure to complete one or more large contracts could have a material adverse effect on the Company's business, operating results and financial condition and could cause the Company's operating results to fluctuate significantly from quarter to quarter. For example, in the quarter ended December 31, 1999, fewer new orders were placed with the Company than in recent prior periods, which may adversely affect the Company's results of operations in future quarters depending on its ability to obtain additional orders.

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

        RISKS ASSOCIATED WITH INTERNATIONAL CUSTOMERS. Historically, a substantial portion of the Company's revenue has been international revenue. In the three month periods ended December 31, 1999 and 1998, international revenue, primarily from Asia and Europe, represented approximately 86% and 95% of the Company's revenue, respectively. The Company anticipates that international revenue will remain a substantial portion of its revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. In the event that the Company's competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the U.S. dollar, the Company may experience fewer orders from international customers whose business is based primarily on the less expensive currency. There can be no assurance that present or future dislocations with respect to international financial markets will not have a material adverse effect on the Company's business, operating results and financial condition. The Company intends to continue to expand its sales and marketing activities in Asia and Europe. The Company's expansion of its international business involves a number of risks including the impact of possible recessionary environments in economies outside the United States; political and economic instability; exchange rate fluctuations; longer accounts receivable collection periods and greater difficulty in accounts receivable collection; unexpected changes in regulatory requirements; reduced or limited protection for intellectual property rights; export license requirements; tariffs and other trade barriers and potentially adverse tax consequences. There can be no assurance that the Company will be able to sustain or increase revenue derived from international customers or that the foregoing factors will not have a material adverse effect on the Company's business, operating results and financial condition.

        NEW PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE. The Company's customers compete in the semiconductor industry, which is subject to rapid technological change, frequent introductions of new products, short product life cycles, changes in customer demands and requirements and evolving industry standards. The development of new manufacturing processes, the introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the Company's future success will depend on its ability to continue to enhance its existing products and to develop and introduce new products that satisfy increasingly sophisticated customer requirements and that keep pace with new product introductions, emerging manufacturing process technologies and other technological developments in the semiconductor industry. Any failure by the Company to anticipate or respond adequately to changes in manufacturing processes or customer requirements, or any significant delays in product development or introduction would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of new or enhanced products or that such new or enhanced products will achieve market acceptance. Any delay in release dates of new or enhanced products could materially adversely affect the Company's business, operating results and financial condition. The Company could also be exposed to litigation or claims from its customers in the event that it does not satisfy its delivery commitments. There can be no assurance that any such claim would not have a material adverse effect on the Company's business, operating results and financial condition.

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

        MANAGEMENT OF GROWTH. The ability of the Company to license its products and manage its business successfully in a rapidly evolving market requires an effective planning and management process. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. From December 31, 1998 to December 31, 1999, the Company grew from 90 to 104 employees or full-time equivalents. The Company's customers rely heavily on the Company's technological expertise in designing, testing and manufacturing products incorporating the Company's IP components. Relationships with new customers generally require significant engineering support. As a result, any increase in the demand for the Company's products will increase the strain on the Company's personnel, particularly its engineers. The Company's financial and management controls, reporting systems and procedures are also limited. Although some new controls, systems and procedures have been implemented, the Company's future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls, and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition. Further, the Company will be required to manage multiple relationships with various customers and other third parties and must successfully implement its royalty business model. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to offer its services and products successfully and to implement its business plan. The Company's inability to manage any future growth effectively would have a material adverse effect on the Company's business, operating results and financial condition.

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

        FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company intends to continue to invest heavily in the development of new products and enhancements to its existing products. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license revenue, available borrowings under line of credit arrangements and other factors. The Company believes that its current cash and investment balances and any cash generated from operations and from available or future debt financing will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. However, from time to time, the Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, operating results and financial condition. See "--Liquidity and Capital Resources."

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

Dated:  February 11, 2000

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