Form 10-Q
period 2000-03-31
ARTISAN COMPONENTS INC
filed 2000-05-12
CIK 1048982

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the period ended March 31, 2000

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

As of March 31, 2000 there were 14,382,253 shares of the Registrant's Common Stock outstanding.
================================================================================

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

PART I - Financial Information

     ITEM 1 - Financial statements

     Condensed Balance Sheets as of March 31, 2000 and September 30, 1999...3 Condensed Statements of Operations for the
                    Three and Six Months Ended March 31, 2000 and 1999......4
     Condensed Statements of Cash Flows for the
                 Six Months Ended March 31, 2000 and 1999...................5
     Notes to Condensed Financial Statements................................6

     ITEM 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................10

PART II - Other Information

     ITEM 6 - Exhibits.....................................................29

Signatures.................................................................30

                            ARTISAN COMPONENTS, INC.
                            CONDENSED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                       MARCH 31,   SEPTEMBER 30,
                                                     ------------- -------------
                                                         2000          1999(1)
                                                     ------------- -------------
                                                      (UNAUDITED)
                       ASSETS
Current assets:
  Cash and cash equivalents.........................    $36,979       $15,233
  Contract receivables (net of allowance of
   $746 at March 31, 2000 and September 30, 1999)...      7,826         7,721
  Marketable securities.............................     14,210        32,948
  Prepaid expenses and other current assets.........      1,456         1,514
  Deferred tax asset................................        246           246
                                                        -------       -------
    Total current assets............................     60,717        57,662
Property and equipment, net.........................      5,500         6,133
Deferred tax asset..................................        361           361
Other assets........................................        207           188
                                                        -------       -------
    Total assets....................................    $66,785       $64,344
                                                        =======       =======
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.............    $ 2,360      $ 3,255
  Deferred revenue..................................      4,009         3,795
                                                        -------       -------
    Total current liabilities.......................      6,369         7,050
Long term liabilities...............................        146           174
                                                        -------       -------
    Total liabilities...............................      6,515         7,224
                                                        -------       -------
Stockholders' Equity:
 Preferred Stock, $0.001 par value:
  Authorized: 5,000 shares;
  Issued and outstanding: None at March 31,
   2000 and September 30, 1999......................         --            --
 Common Stock, $0.001 par value:
  Authorized: 50,000 shares;
  Issued and outstanding: 14,382 and 13,909
   shares at March 31, 2000 and September 30,
   1999, respectively................................        14            14
 Additional paid in capital.........................     56,798        54,358
 Retained earnings..................................      3,458         2,748
                                                        -------       -------
    Total stockholders' equity......................     60,270        57,120
                                                        -------       -------
    Total liabilities and stockholders' equity......    $66,785       $64,344
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

                            ARTISAN COMPONENTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                       THREE MONTHS            SIX MONTHS
                                      ENDED MARCH 31,        ENDED MARCH 31,
                                    ------------------    ------------------
                                      2000      1999        2000      1999
                                    --------  --------    --------  --------
Revenue:
   License.......................   $  4,586  $  2,904    $  9,031  $  5,940
   Net royalty...................        783        --       1,399        --
                                    --------  --------    --------  --------
    Total revenue................      5,369     2,904      10,430     5,940
                                    --------  --------    --------  --------
Cost and expenses:
   Cost of license revenue.......      1,358     1,244       2,812     2,549
   Product development...........      1,591     1,358       3,233     2,388
   Sales and marketing...........      1,881     1,121       3,554     2,189
   General and administrative....        607       529       1,147     1,365
                                    --------  --------    --------  --------
    Total cost and expenses......      5,437     4,252      10,746     8,491
                                    --------  --------    --------  --------
Operating loss...................        (68)   (1,348)       (316)   (2,551)
Other income.....................        692       388       1,376       843
                                    --------  --------    --------  --------
Income (loss) before provision
   for income taxes..............        624      (960)      1,060    (1,708)
Provision (benefit) for income
   taxes.........................        206      (250)        350      (325)
                                    --------  --------    --------  --------
Net income (loss)................   $    418  $   (710)    $   710  $ (1,383)
                                    ========  ========    ========  ========
Basic net income (loss) per share   $   0.03  $  (0.05)    $  0.05  $  (0.10)
                                    ========  ========    ========  ========
Diluted net income (loss) per share $   0.03  $  (0.05)    $  0.05  $  (0.10)
                                    ========  ========    ========  ========
Shares used in computing:
  Basic net income (loss)
   per share                          14,246    13,485      14,119    13,433
  Diluted net income (loss)
   per share                          15,745    13,485      15,527    13,433


              The accompanying notes are an integral part of these
                         condensed financial statements.

                            ARTISAN COMPONENTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                 SIX MONTHS ENDED
                                                     MARCH 31,
                                               --------------------
                                                 2000         1999
                                               -------      -------
Cash flows from operating activities:
  Net income (loss)...................     $    710       $ (1,383)
  Adjustments to reconcile net
   income (loss) to net cash provided
   by operating activities:
    Depreciation and
     amortization.....................        1,452          1,158
    Gain on sale/disposal of
     fixed assets.....................          (45)           (33)
    Provision for doubtful
     accounts.........................           --            294
    Compensation expense for
     options granted..................           34             44
    Changes in assets and
     liabilities:
      Contract receivables ...........         (105)          (603)
      Deferred revenue and other
         long term liabilities........          221            754
      Prepaid expenses and other
       assets.........................          (21)          (477)
      Deferred rent ..................           10             26
      Accounts payable and
       other liabilities .............         (895)         1,115
                                           --------       --------
        Net cash provided by
         operating activities.........        1,361            895
                                           --------       --------
Cash flows from investing activities:
  Acquisition of property and
   equipment...........................        (819)        (2,188)
  Proceeds from sale of property
   and equipment......................           60             60
  Purchase of marketable
   securities.........................      (25,108)        (2,095)
  Proceeds from sale of
   marketable securities..............       43,846          9,287
                                           --------       --------
        Net cash provided by
         investing activities.........       17,979          5,064
                                           --------       --------
Cash flows from financing activities:
  Proceeds from issuance of
   Common Stock.......................        2,406            430
                                           --------       --------
        Net cash provided by
         financing activities.........        2,406            430
                                           --------       --------
Net increase in cash and
 cash equivalents.....................       21,746          6,389
Cash and cash equivalents,
 beginning of period..................       15,233         36,516
                                           --------       --------
Cash and cash equivalents,
 end of period........................     $ 36,979       $ 42,905
                                           ========       ========
CASH PAID FOR:
  Income taxes........................     $      1       $     --
                                           ========       ========
SUPPLEMENTAL DISCLOSURE OF
 NONCASH ACTIVITIES:
  Fixed asset acquisitions in
   exchange for accounts payable......     $     --       $    143
                                           ========       ========


              The accompanying notes are an integral part of these
                         condensed financial statements.

                            ARTISAN COMPONENTS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION:

        The accompanying unaudited condensed financial statements of ARTISAN COMPONENTS, INC. ("Artisan" or the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The September 30, 1999 fiscal year end balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three month and six month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000 or any other future period. The unaudited, condensed, interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended September 30, 1999 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

                            ARTISAN COMPONENTS, INC.

                                   (Unaudited)


2. EARNINGS PER SHARE (EPS) DISCLOSURES (con't):

        In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):


                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                            MARCH 31,           MARCH 31,
                                       -----------------    -----------------
                                         2000     1999        2000     1999
                                       -------- --------    -------- --------
                                           (UNAUDITED)         (UNAUDITED)

Numerator--Basic and Diluted EPS
  Net income (loss)...................  $   418  $  (710)  $   710  $(1,383)
                                        =======  =======   =======  =======
Denominator--Basic EPS
  Common stock outstanding............   14,246   13,485    14,119   13,433
                                        -------  -------   -------  -------
Basic net income (loss) per share.....  $  0.03  $ (0.05)  $  0.05  $ (0.10)
                                        =======  =======   =======  =======
Denominator--Diluted EPS
  Denominator--Basic EPS..............   14,246   13,485    14,119   13,433
  Effect of Dilutive Securities
    Common stock options..............    1,499       --     1,408       --
                                        -------  -------   -------  -------
                                         15,745   13,485    15,527   13,433
                                        -------  -------   -------  -------
Diluted net income (loss) per share...  $  0.03  $ (0.05)  $  0.05  $ (0.10)
                                        =======  =======   =======  =======

        Stock options to purchase 2,575,147 shares of Common Stock at prices ranging from $0.01 to $17.125 per share were outstanding at March 31, 1999 but were not included in the computation of diluted net loss per share for the three and six month periods ended March 31, 1999 because they were anti-dilutive.

                            ARTISAN COMPONENTS, INC.

                                   (Unaudited)


3. NEW ACCOUNTING STANDARDS:

        In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is currently evaluating the impact SFAS No. 133 will have on its financial position and results of operations. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 for its fiscal year beginning October 1, 2000.

        In December 1999, Staff Accounting Bulletin ("SAB") No. 101 was issued which summarized the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently evaluating the impact SAB 101 will have on its financial position and results of operations.

        In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company is currently evaluating the impact FIN 44 will have on its financial position and results of operations.

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

                           ARTISAN COMPONENTS, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS--CONTINUED
                                  (Unaudited)


5.  BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION:

        The Company currently operates in one industry segment, the semiconductor intellectual property segment, for financial reporting purposes, and uses one measure of profitability for its business. The Company markets its products to customers in the North America, Europe and Asia. All of the Company's long-lived assets are maintained in the United States.

6.  STOCKHOLDERS' EQUITY:

        During the three and six month periods ended March 31, 2000, the Company issued shares of Common Stock upon the exercise of stock options and the purchase of Employee Stock Purchase Plan shares that resulted in aggregate proceeds of $1.7 million and $2.4 million, respectively.

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

        Beginning in late fiscal 1996, the Company implemented a royalty-based business model that is intended to generate revenue from both license fees and royalties. The Company generally licenses its products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grants these manufacturers the right to distribute the Company's IP components to their internal design teams and to distribute and sublicense the Company's IP components to semiconductor design companies that manufacture at the same facility. In cases where the semiconductor manufacturer does not have the infrastructure necessary to distribute and support the Company's IP components, the Company performs the distribution function directly to the customers of the semiconductor manufacturer. License fees and royalties are received under the terms of license agreements with customers to provide the Company's IP component products. Typically, a customer licenses one or more products that are accompanied by layout databases, views to support a customer's IC design tool environment and design methodology documentation. The license of the Company's products typically involves a sales cycle of six to 12 months and often coincides with a customer's migration to a new manufacturing process. The Company's contracts generally require a customer to pay a license fee to Artisan ranging from approximately $250,000 to $700,000 for each product delivered under a contract. A contract typically calls for an initial payment of approximately one-third of the license fee with the remainder due upon delivery, generally three to six months later. Royalty payments are calculated based on per unit sales of ICs or wafers containing the Company's IP components. Given that the

Company provides its products early in the customer's IC design process, there is a significant delay between the delivery of a product and the generation of royalty revenue. See "--Factors Affecting Future Operating Results--Lengthy Sales Cycle and Design Process."

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

        The Company began to receive royalty reports from certain of its customers in the three months ended June 30, 1999. As expected, these royalties have come from a small number of IC designs that are early in their product life cycles. According to contract terms, a portion of these royalty payments is credited back to customers' accounts to use to pay license fees for future orders to be placed with the Company. The remaining portion of the royalty is reported as net royalty revenue. The Company's success will depend on its ability to generate royalty revenue from a substantially larger number of designs and on many of these designs achieving large manufacturing volumes. There can be no assurance that the Company will be successful in expanding the number of royalty-bearing contracts with customers, and there can be no assurance that the Company will receive significant royalty revenue in the future. See "--Factors Affecting Future Operating Results--Fluctuations in Operating Results."

        The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. In the three month period ended March 31, 2000, Taiwan Semiconductor Manufacturing Corporation ("TSMC"), Sharp Corporation ("Sharp"), and NEC Corporation ("NEC") accounted for 47%, 15% and 13% of revenue, respectively. In the six month period ended March 31, 2000, TSMC, NEC and Sharp accounted for 36%, 14% and 12% of revenue, respectively. In the three month period ended March 31, 1999, Conexant Systems, Inc. ("Conexant") and NEC accounted for 44% and 32% of revenue, respectively. In the six month period ended March 31, 1999, TSMC, Conexant, UMC ("UMC") and NEC accounted for 27%, 22%, 20% and 16% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. The limited number of semiconductor manufacturers to which the Company can license its products may also have a material adverse effect on the Company's business, operating results and financial condition if any of the Company's customers suffers a deterioration in financial condition or there is a decline in the demand for the semiconductors produced by such manufacturers. The Company's business, operating results and financial condition may also be materially adversely affected if customers experience project delays and/or new or existing customers delay new bookings or fail to place anticipated orders. For example, in the quarters ended March 31, 2000 and December 31, 1999, fewer new orders were placed with the Company than in recent prior periods, which may adversely affect the Company's results of operations in future quarters depending on its ability to obtain additional orders. See "--Factors Affecting Future Operating Results--Customer Concentration; Limited Customer Base."

        Historically, a substantial portion of the Company's revenue has been derived from customers outside the United States, primarily from Asia and Europe ("international revenue"). In the three and six month periods ended March 31, 2000, international revenue represented approximately 90% and 88%, respectively, of the Company's revenue. In the three and six month periods ended March 31, 1999, international revenue represented approximately 29% and 63%, respectively, of the Company's revenue. The Company anticipates that international revenue will remain a substantial portion of its revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. See "--Factors Affecting Future Operating Results--Risks Associated with International Customers."

        The Company derives substantially all of its revenue from sales of its memory, standard cell and I/O products and process setup fees (collectively, "product license revenue") that together accounted for 77% and 79% of revenue in the three and six month periods ended March 31, 2000, respectively. In the three and six month periods ended March 31, 1999, product license revenue accounted for 94% and 96% of revenue, respectively. For the periods ended March 31, 2000 as compared to the periods ended March 31, 1999, this shift in revenue mix was due to faster growth in revenue from support contracts and net royalties as compared to the growth of product license revenue. However, the Company expects that product license revenue will continue to account for a substantial portion of the Company's revenue for the foreseeable future. There can be no assurance that the Company will continue to derive revenue from product license revenue and a decline in revenue from such products would have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new products. See "--Factors Affecting Future Operating Results--Product Concentration."

        Since the Company's inception in April 1991, each of the Company's cost and expense categories has increased as the Company has added personnel and increased its activities in these areas. The Company intends to continue making significant expenditures, particularly those associated with engineering and sales and marketing, and expects that these costs and expenses will continue to be a large percentage of revenue in future periods. Whether such expenses increase or decrease as a percentage of revenue will be substantially dependent upon the rate of change of the Company's revenue. The Company recently announced that it intends to increase its investment in research and development as well as in product promotion, licensing and support programs in an effort to maximize the growth of future royalties.

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

        In connection with the grant of options for the purchase of 96,200 shares of Common Stock to employees during the period from December 1996 through March 1997 and 15,000 shares of Common Stock to non-employees in January 1998, the Company recorded aggregate deferred compensation of approximately $281,000, representing the difference between the deemed fair value of the Common Stock and the option exercise price at the date of grant. Such deferred compensation is amortized over the vesting period relating to the options, of which approximately $41,000, $80,000, and $87,000 were amortized during fiscal 1997, 1998, 1999, respectively. For the three and six month periods ended March 31, 2000, $11,000 and $34,000 were amortized, respectively. In addition, the amortization will result in charges of approximately $11,000 per quarter for the following four quarters.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenue:


                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                           MARCH 31,                  MARCH 31,
                                    ---------------------     ------------------------
                                       2000         1999         2000          1999
                                     --------     --------    --------       --------
Revenue:
  License ....................         85.4%       100.0%        86.6%       100.0%
  Net royalty ................         14.6           --         13.4           --
                                     ------       ------        -----        -----
    Total revenue ............        100.0        100.0        100.0        100.0

Cost and expenses:
  Cost of license revenue ....         25.3         42.8         27.0         42.9
  Product development ........         29.6         46.8         31.0         40.2
  Sales and marketing ........         35.1         38.6         34.0         36.9
  General and
   administrative ............         11.3         18.2         11.0         23.0
                                     ------       ------        -----        -----
    Total cost and expenses ..        101.3        146.4        103.0        143.0
                                     ------       ------        -----        -----
 Operating loss ..............         (1.3)       (46.4)        (3.0)       (43.0)
Other income, net ............         12.9         13.4         13.2         14.2
                                     ------       ------        -----        -----
Income (loss) before provision
 for income taxes ............         11.6        (33.0)        10.2        (28.8)
Provision (benefit) for income
 taxes .......................          3.8         (8.6)         3.4         (5.5)
                                     ------       ------        -----        -----
Net income (loss) ............          7.8%       (24.4)%        6.8%       (23.3)%
                                     ======       ======        =====        =====

Revenue

        Revenue increased by 84.9% to $5.4 million for the three month period ended March 31, 2000 from $2.9 million for the same period last fiscal year. Revenue increased by 75.6% to $10.4 million for the six month period ended March 31, 2000 from $5.9 million for the same period last fiscal year. For each of the three and six month periods in fiscal 2000, as compared to the same periods in fiscal 1999, the increase in revenue was due to increases in license revenue from memory products and I/O products, support contracts, process setup fees and the addition of royalty revenue.

Cost and Expenses

        Engineering Costs. Engineering costs are allocated between cost of license revenue and product development expenses. Engineering efforts devoted to developing products for specific customer projects are recognized as cost of revenue. The balance of engineering costs, incurred for general development of Artisan's technology, is charged to product development. Engineering costs generally are charged as incurred and do not necessarily correspond to the recognition of revenue under related contracts. Engineering costs increased by 13.3% to $2.9 million in the three month period ended March 31, 2000 from $2.6 million in the three month period ended March 31, 1999. Engineering costs increased by 22.4% to $6.0 million in the six month period ended March 31, 2000 from $4.9 million in the six month period ended March 31, 1999. Engineering costs as a percentage of revenue decreased to 54.9% and 58.0% in the three and six month periods ended March 31, 2000, respectively, from 89.6% and 83.1% in the three and six month periods ended March 31, 1999, respectively. The absolute dollar increase in engineering costs of $347,000 in the three month period ended March 31, 2000, as compared with the same period in fiscal 1999, was primarily due to increases in headcount and personnel expenses of approximately $208,000, additional computer and networking equipment maintenance and depreciation of approximately $152,000 and increased usage of external contractors and other outside services of $57,000, offset by decreased warranty expense of $70,000. The absolute dollar increase in engineering costs of $1.1 million in the six month period ended March 31, 2000, as compared with the same period in fiscal 1999, was primarily due to increases in headcount and personnel expenses of $556,000, additional computer and networking equipment maintenance and depreciation of approximately $429,000 and increased usage of external contractors and other outside services of $278,000, offset by decreased warranty expense of $155,000.

        Cost of License Revenue. Cost of license revenue increased by 9.2% to $1.4 million in the three month period ended March 31, 2000 from $1.2 million in the three month period ended March 31, 1999. Cost of license revenue increased by 10.3% to $2.8 million in the six month period ended March 31, 2000 from $2.5 million in the six month period ended March 31, 1999. Cost of license revenue as a percentage of revenue decreased to 25.3% from 42.8% for the three month periods ended March 31, 2000 and 1999, respectively. For the six month periods ended March 31, 2000 and 1999, cost of license revenue as a percentage of revenue decreased to 27.0% from 42.9%, respectively. The absolute dollar increase in cost of license revenue of $114,000 and $263,000 in the three and six month periods ended March 31, 2000, respectively, as compared with the same periods of fiscal 1999, was due to increased labor and equipment expenses associated with increased revenue offset by decreased warranty charges. The decrease in cost of license revenue as a percentage of revenue for the three and six month periods ended March 31, 2000, as compared to the three and six month periods ended March 31, 1999, was due to the addition of royalty revenue in the periods ended March 31, 2000 as well as to higher revenue efficiency per project hour in the periods ended March 31, 2000.

        Product Development Expenses. Product development expenses increased by 17.2% to $1.6 million in the three month period ended March 31, 2000 from $1.4 million in the three month period ended March 31, 1999. Product development expenses increased by 35.4% to $3.2 million in the six month period ended March 31, 2000 from $2.4 million in the six month period ended March 31, 1999. Product development expenses as a percentage of revenue decreased to 29.6% from 46.8% in the three month periods ended March 31, 2000 and 1999, respectively. Product development expenses as a percentage of revenue decreased to 31.0% from 40.2% in the six month periods ended March 31, 2000 and 1999, respectively. The absolute dollar increase in product development expenses of $233,000 and $845,000 in the three and six month periods ended March 31, 2000, respectively, as compared with the same periods in fiscal 1999, was attributable to an increase in headcount and personnel-related expenses and to depreciation and maintenance expenses related to purchases of computer equipment, software tools and networking infrastructure and equipment. The decrease in product development expenses as a percentage of revenue for the three and six month periods ended March 31, 2000, as compared to the three and six month periods ended March 31, 1999, was primarily due to growth in the Company's revenue.

        Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Costs of pre-sale customer support are also charged to sales and marketing. Sales and marketing expenses increased by 67.8% to $1.9 million in the three month period ended March 31, 2000 from $1.1 million in the three month period ended March 31, 1999. Sales and marketing expenses increased by 62.4% to $3.6 million in the six month period ended March 31, 2000 from $2.2 million in the six month period ended March 31, 1999. Sales and marketing expense as a percentage of revenue decreased to 35.1% from 38.6% in the three month periods ended March 31, 2000 and 1999, respectively. For the six month periods ended March 31, 2000 and 1999, sales and marketing expense as a percentage of revenue decreased to 34.0% from 36.9%, respectively. The increase in absolute dollars in sales and marketing expenses of $760,000 in the three month period ended March 31, 2000, as compared with the same period in fiscal 1999, was primarily attributable to increased headcount and personnel-related expenses of approximately $478,000, increased travel and transportation expenses of $159,000 and increased direct and allocated facilities and equipment costs and depreciation and other miscellaneous expenses of approximately $123,000. The increase in absolute dollars in sales and marketing expenses of $1.4 million in the six month period ended March 31, 2000, as compared with the same period in fiscal 1999, was primarily due to increased headcount and personnel-related expenses of approximately $877,000, increased travel and transportation costs of $293,000, increased direct and allocated facilities and equipment costs and depreciation of $118,000 and increased trade show and other promotional activity and other miscellaneous expenses of approximately $77,000. The decrease in sales and marketing expenses as a percentage of revenue for the three and six month periods ended March 31, 2000, as compared to the three and six month periods ended March 31, 1999, was primarily due to growth in the Company's revenue.

        General and Administrative Expenses. General and administrative expenses increased by 14.7% to $607,000 in the three month period ended March 31, 2000 from $529,000 in the three month period ended March 31, 1999. General and administrative expenses decreased by 16.0% to $1.1 million in the six month period ended March 31, 2000 from $1.4 million in the six month period ended March 31, 1999. As a percentage of revenue, general and administrative expenses decreased to 11.3% from 18.2% in the three month periods ended March 31, 2000 and 1999, respectively. For the six month periods ended March 31, 2000 and 1999, general and administrative expenses as a percentage of revenue decreased to 11.0% from 23.0%, respectively. The absolute dollar increase of $78,000 in general and administrative expenses in the three month period ended March 31, 2000, as compared to the three month period ended March 31, 1999, was due to a increased external legal costs of $81,000 and increased recruiting expenses of $50,000 offset by decreased headcount and personnel-related expenses of $53,000. The absolute dollar decrease of $218,000 in general and administrative expenses in the six month period ended March 31, 2000, as compared to the six month period ended March 31, 1999, was due to a decrease in bad debt expense of $294,000 and decreased headcount and personnel expenses of $90,000, offset by increased external legal costs of $129,000 and increased recruiting and other miscellaneous expenses of $37,000. The decrease in general and administrative expense as a percentage of revenue for the three month period ended March 31, 2000, as compared to the three month period ended March 31, 1999, was due to the increase in revenue for the period ended March 31, 2000. The decrease in general and administrative expense as a percentage of revenue for the six month period ended March 31, 2000, as compared to same period in fiscal 1999, was due to the provision for bad debt recorded in the six month period ended March 31, 1999 as well as to the increase in revenue for the six month period ended March 31, 2000.

Other Income

        Other income increased by 78.4% to $692,000 in the three month period ended March 31, 2000 from $388,000 in the three month period ended March 31, 1999. Other income increased by 63.2% to $1.4 million in the six month period ended March 31, 2000 from $843,000 in the six month period ended March 31, 1999. Other income as a percentage of revenue decreased to 12.9% from 13.4% for the three month periods ended March 31, 2000 and 1999, respectively. For the six month periods ended March 31, 2000 and 1999, other income as a percentage of revenue decreased to 13.2% from 14.2%, respectively. The absolute dollar growth in other income in the three and six month periods ended March 31, 2000, as compared with the same periods in fiscal 1999, was primarily due to increased interest income on the Company's investment portfolio resulting from a shift from tax-free investments into taxable investments. The decrease in other income as a percentage of revenue for the three and six month periods ended March 31, 2000, as compared with the same periods in fiscal 1999, was primarily due to growth in the Company's revenue.

Income Taxes

        The income tax provision for the three month period ended March 31, 2000 was $206,000 and the income tax benefit for the three month period ended March 31, 1999 was $250,000. The income tax provision for the six month period ended March 31, 2000 was $350,000 and the income tax benefit for the six month period ended March 31, 1999 was $325,000. For the three month periods ended March 31, 2000 and 1999, respectively, the effective tax rate increased to a provision of 33.0% from a benefit of 26.0%. For the six month periods ended March 31, 2000 and 1999, respectively, the effective tax rate increased to a provision of 33.0% from a benefit of 19.0%. The increase in the effective tax rate for the three and six month periods ended March 31, 2000, as compared to the same periods of fiscal 1999, was due to the income before provision for income taxes recorded by the Company in the three and six month periods ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations primarily from license revenue received from inception to March 31, 2000, the net proceeds of $27.1 million from its February 1998 initial public offering of Common Stock, the net proceeds of $15.8 million from its April 1998 secondary offering of Common Stock and, to a lesser extent, the proceeds of approximately $7.7 million from the sale of Preferred Stock and a warrant.

        The Company's operating activities provided net cash of $1.4 million and $895,000 in the six month periods ended March 31, 2000 and 1999, respectively. Net cash provided by operating activities in the six month period ended March 31, 2000 was due to depreciation and amortization and the Company's net income, partially offset by a decrease in accounts payable and other liabilities.
Net cash provided by operating activities in the six month period ended March 31, 1999 was primarily due to depreciation and amortization, an increase in accounts payable and other liabilities and an increase in deferred revenue, partially offset by the Company's net loss, an increase in contract receivables and an increase in prepaid expenses and other assets.

        Net cash provided by investing activities was $18.0 million and $5.1 million in the six month periods ended March 31, 2000 and 1999, respectively. In the six months ended March 31, 2000 and 1999, investing activities consisted primarily of net sales of marketable securities partially offset by purchases of property and equipment.

        Net cash provided by financing activities was $2.4 million and $430,000 in the six month periods ended March 31, 2000 and 1999, respectively. Net cash provided by financing activities in both periods consisted of proceeds from the issuance of Common Stock.

        At March 31, 2000, the Company had cash, cash equivalents and current marketable securities of $51.2 million. As of March 31, 2000, the Company had retained earnings of $3.5 million and working capital of $54.3 million that includes the current portion of deferred revenue of $4.0 million.

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

NEW ACCOUNTING STANDARDS

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is currently evaluating the impact SFAS No. 133 will have on its financial position and results of operations. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective October 1, 2000.

        In December 1999, SAB No. 101 was issued which summarized the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently evaluating the impact SAB 101 will have on its financial position and results of operations.

        In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company is currently evaluating the impact FIN 44 will have on its financial position and results of operations.

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

        The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying values approximate fair values at March 31, 2000 and 1999. All investments mature in one year or less.

                               CARRYING    AVERAGE RATE    CARRYING    AVERAGE RATE
                               VALUE AT    OF RETURN AT    VALUE AT    OF RETURN AT
                               MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,
                                2000          2000          1999          1999
                             -----------   ------------  -----------   ------------
                          (IN THOUSANDS)  (ANNUALIZED) (IN THOUSANDS) (ANNUALIZED)
INVESTMENT SECURITIES:
Cash Equivalents -
        variable rate         $ 4,260         5.0%       $   1,254          4.2%
Money market funds -
        variable rate         $    88         5.3%       $     897          4.4%
Cash Equivalents -
        fixed rate            $32,631         6.0%       $  40,754          4.1%
Short-term investments -
        fixed rate            $14,210         6.1%       $   3,495          4.4%
                              -------                    ---------
Total                         $51,189                    $  46,400
                              =======                    =========

FACTORS AFFECTING FUTURE OPERATING RESULTS

        Fluctuations in Operating Results. The Company's operating results have fluctuated in the past as a result of a number of factors including the relatively large size and small number of customer orders during a given period; the timing of customer orders; delays in the design process due to changes by a customer to its order after it is placed; the Company's ability to achieve progress on percentage of completion contracts; the length of the Company's sales cycle; the Company's ability to develop, introduce and market new products and product enhancements; the timing of new product announcements and introductions by the Company and its competitors; market acceptance of the Company's products; the demand for semiconductors and end-user products that incorporate semiconductors and general economic conditions. The Company's future operating results may fluctuate from quarter to quarter and on an annual basis as a result of these and other factors, in particular the relatively large size and small number of customer orders during a given period and the amount of royalties recognized in a given period. Accordingly, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In that event, the price of the Company's Common Stock would likely decline, perhaps substantially.

        The limited number of semiconductor manufacturers to which the Company can license its products may also have a material adverse effect on the Company's business, operating results and financial condition if any of the Company's customers suffers a deterioration in financial condition or there is a decline in the demand for the semiconductors produced by such manufacturers. The Company's business, operating results and financial condition may also be materially adversely affected if customers experience project delays and/or new or existing customers delay new bookings or fail to place anticipated orders. For example, in the quarters ended March 31, 2000 and December 31, 1999, fewer new orders were placed with the Company than in recent prior periods, which may adversely affect the Company's results of operations in future quarters depending on its ability to obtain additional orders.

        Revenue in any quarter is dependent on a number of factors and is not predictable with any degree of certainty. Since the Company's expense levels are based in part on management's expectations regarding future revenue, if revenue is below expectations in any quarter, the adverse effect may be magnified by the Company's inability to adjust spending in a timely manner to compensate for any revenue shortfall. Accordingly, if the Company does not realize its expected revenue, its business, operating results and financial condition could be materially adversely affected. The Company intends to increase its investment in research and development as well as in product promotion, licensing and support programs in an effort to maximize the growth of future royalties.

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

        Beginning in late fiscal 1996, the Company implemented a royalty-based business model that is intended to generate revenue from both license fees and royalties. The Company generally licenses its products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grants these manufacturers the right to distribute the Company's IP components to their internal design teams and to distribute and sublicense to semiconductor design companies that manufacture at the same facility. In cases where the semiconductor manufacturer does not have the infrastructure necessary to distribute and support the Company's IP components, the Company performs the distribution function directly to the customers of the semiconductor manufacturer. Given that the Company provides its products early in the customer's IC design process, there is a significant delay between the delivery of a product and the generation of royalty revenue. Royalty payments are calculated based on per unit sales of ICs or wafers containing the Company's IP components. A portion of these payments is credited back to customers' accounts to use to pay license fees for future orders to be placed with the Company. The remaining portion of the royalty is reported as net royalty revenue. The Company began to receive royalty reports from certain customers in the three months ended June 30, 1999. As expected, these royalties have come from a small number of IC designs that are early in their product life cycles. The Company's success will depend on its ability to generate royalty revenue from a substantially larger number of designs and on many of these designs achieving large manufacturing volumes. There can be no assurance that the Company will be successful in expanding the number of royalty-bearing contracts with customers, and there can be no assurance that the Company will receive significant royalty revenue in the future. See "--Dependence on Semiconductor Manufacturers; Dependence on Semiconductor and Electronics Industries" and "--Customer Concentration; Limited Customer Base."

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

        The Company also faces risks relating to the accuracy and completeness of the royalty collection process. The Company has no experience or systems in place to conduct reviews of the accuracy of the royalty reports it receives from its licensees. The Company has the right to audit its licensee's records to ensure the integrity of their royalty reporting systems; however, such audits may only be conducted periodically and are at the Company's cost. The Company does not have internal systems or staff dedicated to monitoring of the royalty obligations of its customers, and if it were to implement such systems and hire such staff in the short term, the costs of those systems and staff would likely outweigh the revenue the Company receives in the form of royalties.

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

        COMPETITION. The Company's strategy of targeting semiconductor manufacturers that participate in, or may enter, the System-on-a-Chip market requires the Company to compete in intensely competitive markets. Within the merchant segment of the IP component market, the Company primarily competes against Avant! Corporation, Mentor Graphics Corporation, the Silicon Architects division of Synopsys, Inc., Virage Logic and Virtual Silicon Technologies. In addition, the Company may face competition from consulting firms and companies that typically have operated in the generic library segment of the IP market and that now seek to offer customized IP components as enhancements to their generic solutions. The Company also faces significant competition from the internal design groups of semiconductor manufacturers that are expanding their manufacturing capabilities and portfolio of IP components to participate in the System-on-a-Chip market. These internal design groups compete with the Company for access to the parent's IP component requisitions and may eventually compete with the Company to supply IP components to third parties on a merchant basis. There can be no assurance that internal design groups will not expand their product offerings to compete directly with those of the Company or will not actively seek to participate as merchant vendors in the IP component market by selling to third party semiconductor manufacturers or, if they do, that the Company will be able to compete against them successfully. In addition to competition from companies in the merchant IP component market, the Company faces competition from vendors that supply EDA software tools, including certain of those mentioned above, and there can be no assurance that the Company will be able to compete successfully against them.

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

        DEPENDENCE ON SEMICONDUCTOR MANUFACTURERS; DEPENDENCE ON SEMICONDUCTOR AND ELECTRONICS INDUSTRIES. The Company's success is substantially dependent both on the adoption of the Company's technology by semiconductor manufacturers and on an increasing demand for products requiring complex System-on-a-Chip ICs, such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations. The Company is subject to many risks beyond its control that influence the success of its customers including, among others, competition faced by each customer in its particular industry, market acceptance of the customer's products that incorporate the Company's technology, the engineering, sales and marketing capabilities of the customer, and the financial and other resources of the customer.

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

        CUSTOMER CONCENTRATION; LIMITED CUSTOMER BASE. The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. In the three month period ended March 31, 2000, TSMC, Sharp, and NEC accounted for 47%, 15% and 13% of revenue, respectively. In the six month period ended March 31, 2000, TSMC, NEC and Sharp accounted for 36%, 14% and 12% of revenue, respectively. In the three month period ended March 31, 1999, Conexant and NEC accounted for 44% and 32% of revenue, respectively. In the six month period ended March 31, 1999, TSMC, Conexant, UMC and NEC accounted for 27%, 22%,

20% and 16% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. None of the Company's customers has a written agreement with the Company that obligates it to license future generations of products or new products, and there can be no assurance that any customer will license IP components from the Company in the future. In addition, there can be no assurance that any of the Company's customers will ship products incorporating the Company's technology or that, if such shipments occur, they will generate significant revenue. The loss of one or more of the Company's major customers, reduced orders by one or more of such customers, the failure of one or more customers to pay license or royalty fees due to the Company or the failure of a customer to ship products containing the Company's IP components could materially adversely affect the Company's business, operating results and financial condition. The Company's business, operating results and financial condition may also be materially adversely affected if customers experience project delays and/or new or existing customers delay new bookings or fail to place anticipated orders. For example, in the quarters ended March 31, 2000 and December 31, 1999, fewer new orders were placed with the Company than in recent prior periods, which may adversely affect the Company's results of operations in future quarters depending on its ability to obtain additional orders.

        The Company faces numerous risks in successfully obtaining orders from customers on terms consistent with the Company's business model, including, among others, the lengthy and expensive process of building a relationship with a potential customer before reaching an agreement with such party to license the Company's products; persuading large semiconductor manufacturers to work with, to rely for critical technology on, and to disclose proprietary information to, a smaller company, such as the Company, and persuading potential customers to bear certain development costs associated with development of customized components. There are a relatively limited number of semiconductor manufacturers to which the Company can license its technology in a manner consistent with its business model and there can be no assurance that such manufacturers will rely on merchant IP components or adopt the Company's products. See "--Competition."

        PRODUCT CONCENTRATION. The Company derives substantially all of its revenue from product license revenue that accounted for 77% and 79% of revenue in the three and six month periods ended March 31, 2000, respectively. In the three and six month periods ended March 31, 1999, product license revenue accounted for 94% and 96% of revenue, respectively. For the periods ended March 31, 2000, as compared to the periods ended March 31, 1999, this shift in revenue mix was due to faster growth in revenue from support contracts and net royalties as compared to the growth of product license revenue. However, the Company expects that product license revenue will continue to account for a substantial portion of the Company's revenue for the foreseeable future. There can be no assurance that the Company will continue to derive revenue from product license revenue and a decline in revenue from such products would have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend in significant part on the successful development, introduction and customer acceptance of new products. See "--New Product Development and Technological Change."

        LENGTHY SALES CYCLE AND DESIGN PROCESS. The license of the Company's products typically involves a significant commitment of capital by the customer and a purchase will often be timed to coincide with a customer's migration to a new manufacturing process. Potential customers generally commit significant resources to an evaluation of available IP solutions and require the Company to expend substantial time, effort and resources to educate them about the value of the Company's products. A variety of factors, including factors over which the Company has little or no control, may cause potential customers to favor an alternate solution or to delay or forego a license of the Company's products. As a result of these and other factors, the sales cycle for the Company's products is long, typically ranging from six to 12 months. The Company's ability to forecast the timing and scope of specific sales is limited, and delay of or failure to complete one or more large contracts could have a material adverse effect on the Company's business, operating results and financial condition and could cause the Company's operating results to fluctuate significantly from quarter to quarter. For example, in the quarters ended March 31, 2000 and December 31, 1999, fewer new orders were placed with the Company than in recent prior periods, which may adversely affect the Company's results of operations in future quarters depending on its ability to obtain additional orders.

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

        RISKS ASSOCIATED WITH INTERNATIONAL CUSTOMERS. Historically, a substantial portion of the Company's revenue has been international revenue. In the three and six month periods ended March 31, 2000, international revenue represented approximately 90% and 88%, respectively, of the Company's revenue. In the three and six month periods ended March 31, 1999, international revenue represented approximately 29% and 63%, respectively, of the Company's revenue. The Company anticipates that international revenue will remain a substantial portion of its revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. In the event that the Company's competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the U.S. dollar, the Company may experience fewer orders from international customers whose business is based primarily on the less expensive currency. There can be no assurance that present or future dislocations with respect to international financial markets will not have a material adverse effect on the Company's business, operating results and financial condition. The Company intends to continue to expand its sales and marketing activities in Asia and Europe. The Company's expansion of its international business involves a number of risks including the impact of possible recessionary environments in economies outside the United States; political and economic instability; exchange rate fluctuations; longer accounts receivable collection periods and greater difficulty in accounts receivable collection; unexpected changes in regulatory requirements; reduced or limited protection for intellectual property rights; export license requirements; tariffs and other trade barriers and potentially adverse tax consequences. There can be no assurance that the Company will be able to sustain or increase revenue derived from international customers or that the foregoing factors will not have a material adverse effect on the Company's business, operating results and financial condition.

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

        DEPENDENCE ON KEY PERSONNEL. The Company's success depends in large part on the continued contributions of its key management, engineering, sales and marketing personnel, many of whom are highly skilled and would be difficult to replace. None of the Company's senior management or key technical personnel is bound by an employment contract. In addition, the Company does not currently maintain key man life insurance covering its key personnel. The Company believes that its success depends, to a significant extent, on the ability of its management to operate effectively, both individually and as a group. The Company must also attract and retain highly skilled managerial, engineering, sales, marketing and finance personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of any key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could have a material adverse effect on the Company's business, operating results and financial condition.

        MANAGEMENT OF GROWTH. The ability of the Company to license its products and manage its business successfully in a rapidly evolving market requires an effective planning and management process. The Company's growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. From September 30, 1998 to March 31, 2000, the Company grew from 86 to 100 employees or full-time equivalents. The Company's customers rely heavily on the Company's technological expertise in designing, testing and manufacturing products incorporating the Company's IP components. Relationships with new customers generally require significant engineering support. As a result, any increase in the demand for the Company's products will increase the strain on the Company's personnel, particularly its engineers. The Company's financial and management controls, reporting systems and procedures are also limited. Although some new controls, systems and procedures have been implemented, the Company's future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls, and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition. Further, the Company will be required to manage multiple relationships with various customers and other third parties and must successfully implement its royalty business model. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to offer its services and products successfully and to implement its business plan. The Company's inability to manage any future growth effectively would have a material adverse effect on the Company's business, operating results and financial condition.

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

        POTENTIAL VOLATILITY OF STOCK PRICE. The trading price of the Company's Common Stock has in the past been and could in the future be subject to significant fluctuations in response to quarterly variations in the Company's results of operations; announcements regarding the Company's product developments; announcements of technological innovations or new products by the Company, its customers or competitors; release of reports by securities analysts; changes in security analysts' recommendations; developments or disputes concerning patents or proprietary rights or other events. Also, at some future time, the Company's revenues and results of operations may be below the expectations of public market securities analysts or investors, resulting in significant fluctuations in the market price of the Company's Common Stock. In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations which have particularly affected the market prices for high technology companies and which often are unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has occurred against that company. Such litigation could result in substantial costs and would at a minimum divert management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities.

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

Dated:  May 12, 2000

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