Form 10-Q
period 2000-06-30
ARTISAN COMPONENTS INC
filed 2000-08-14
CIK 1048982

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2000

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

                                Yes [X]    No [ ]

As of June 30, 2000 there were 14,558,790 shares of the Registrant's Common Stock outstanding.

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

PART I - Financial Information

     ITEM 1 - Financial statements

     Condensed Balance Sheets as of June 30, 2000 and September 30, 1999....3
     Condensed Statements of Operations for the
          Three and Nine Months Ended June 30, 2000 and 1999................4
     Condensed Statements of Cash Flows for the
          Nine Months Ended June 30, 2000 and 1999..........................5
     Notes to Condensed Financial Statements................................6

     ITEM 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................10

PART II - Other Information

     ITEM 6 - Exhibits.....................................................29

Signatures.................................................................30

                            ARTISAN COMPONENTS, INC.
                            CONDENSED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        JUNE 30,   SEPTEMBER 30,
                                                     ------------- -------------
                                                         2000          1999(1)
                                                     ------------- -------------
                                                      (UNAUDITED)
                       ASSETS
Current assets:
  Cash and cash equivalents.........................    $34,990       $15,233
  Contract receivables, net.........................      7,910         7,721
  Marketable securities.............................     16,127        32,948
  Prepaid expenses and other current assets.........      1,415         1,760
                                                        -------       -------
    Total current assets............................     60,442        57,662
Property and equipment, net.........................      5,105         6,133
Deferred tax asset..................................        361           361
Other assets........................................        203           188
                                                        -------       -------
    Total assets....................................    $66,111       $64,344
                                                        =======       =======
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.............    $ 1,830       $ 3,255
  Deferred revenue..................................      3,443         3,795
                                                        -------       -------
    Total current liabilities.......................      5,273         7,050
Long term liabilities...............................        151           174
                                                        -------       -------
    Total liabilities...............................      5,424         7,224
                                                        -------       -------

Stockholders' Equity:
 Common Stock, $0.001 par value:
  Authorized: 50,000 shares;
  Issued and outstanding: 14,559 and 13,909
   shares at June 30, 2000 and September 30,
   1999, respectively................................        15            14
 Additional paid in capital.........................     56,988        54,358
 Retained earnings..................................      3,684         2,748
                                                        -------       -------
    Total stockholders' equity......................     60,687        57,120
                                                        -------       -------
    Total liabilities and stockholders' equity......    $66,111       $64,344
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

                            ARTISAN COMPONENTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                             THREE MONTHS          NINE MONTHS
                                            ENDED JUNE 30,        ENDED JUNE 30,
                                          ------------------    ------------------
                                            2000      1999        2000      1999
                                          --------  --------    --------  --------
Revenue:
   License..............................  $  3,950  $  4,097    $ 12,981  $ 10,037
   Net royalty..........................       952       206       2,351       206
                                          --------  --------    --------  --------
    Total revenue.......................     4,902     4,303      15,332    10,243
                                          --------  --------    --------  --------
Cost and expenses:
   Cost of license revenue..............     1,207     1,635       4,019     4,183
   Product development..................     1,811     1,192       5,044     3,580
   Sales and marketing..................     1,675     1,416       5,229     3,605
   General and administrative...........       663       567       1,810     1,933
                                          --------  --------    --------  --------
    Total cost and expenses.............     5,356     4,810      16,102    13,301
                                          --------  --------    --------  --------
Operating loss..........................      (454)     (507)       (770)   (3,058)
Other income............................       791       555       2,167     1,398
                                          --------  --------    --------  --------
Income (loss) before provision
   for income taxes.....................       337        48       1,397    (1,660)
Provision (benefit) for income
   taxes................................       111      (339)        461      (664)
                                          --------  --------    --------  --------
Net income (loss).......................  $    226  $    387    $    936  $   (996)
                                          ========  ========    ========  ========
Basic net income (loss) per share.......  $   0.02  $   0.03    $   0.07  $  (0.07)
                                          ========  ========    ========  ========
Diluted net income (loss) per share.....  $   0.01  $   0.03    $   0.06  $  (0.07)
                                          ========  ========    ========  ========
Shares used in computing:
  Basic net income (loss) per share.....    14,431    13,612      14,174    13,492
  Diluted net income (loss) per share...    15,223    14,375      15,413    13,492

              The accompanying notes are an integral part of these
                         condensed financial statements.

                            ARTISAN COMPONENTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                             JUNE 30,
                                                      ---------------------
                                                        2000         1999
                                                      --------     --------
Cash flows from operating activities:
  Net income (loss)................................    $   936     $   (996)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization..................      2,095        1,767
    Gain on sale/disposal of fixed assets..........        (67)         (56)
    Provision for doubtful accounts................         --          294
    Compensation expense for options granted.......         45           65
    Changes in assets and liabilities:
      Contract receivables.........................       (189)        (396)
      Deferred revenue and
       long term liabilities.......................       (308)       1,758
      Prepaid expenses and other assets............        240         (468)
      Accounts payable and accrued liabilities.....     (1,425)       1,130
                                                      --------     --------
        Net cash provided by operating activities..      1,327        3,098
                                                      --------     --------
Cash flows from investing activities:
  Acquisition of property and equipment............     (1,067)      (2,868)
  Proceeds from sale of property and equipment.....         90           90
  Purchase of marketable securities................    (34,719)     (20,996)
  Proceeds from sale of marketable securities......     51,540       11,777
                                                      --------     --------
        Net cash provided by investing activities..     15,844      (11,997)
                                                      --------     --------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock...........      2,586          477
                                                      --------     --------
        Net cash provided by financing activities..      2,586          477
                                                      --------     --------
Net increase in cash and cash equivalents..........     19,757       (8,422)
Cash and cash equivalents, beginning of period.....     15,233       36,516
                                                      --------     --------
Cash and cash equivalents, end of period...........   $ 34,990     $ 28,094
                                                      ========     ========
CASH PAID FOR:
  Income taxes.....................................   $    495     $     --
                                                      ========     ========


              The accompanying notes are an integral part of these
                         condensed financial statements.

                            ARTISAN COMPONENTS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION:

     The accompanying unaudited condensed financial statements of ARTISAN COMPONENTS, INC. ("Artisan" or the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The September 30, 1999 fiscal year end balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000 or any other future period. The unaudited, condensed, interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended September 30, 1999 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

                            ARTISAN COMPONENTS, INC.

                                   (Unaudited)


2.   EARNINGS PER SHARE (EPS) DISCLOSURES (con't):

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                            JUNE 30,                JUNE 30,
                                       ------------------     ------------------
                                         2000      1999         2000      1999
                                       --------  --------     --------  --------
Numerator--Basic and Diluted EPS
  Net income (loss)................... $    226  $    387     $    936  $   (996)
                                       ========  ========     ========  ========
Denominator--Basic EPS
  Common stock outstanding............   14,431    13,612       14,174    13,492
                                       --------  --------     --------  --------
Basic net income (loss) per share..... $   0.02  $   0.03     $   0.07  $  (0.07)
                                       ========  ========     ========  ========
Denominator--Diluted EPS
  Denominator--Basic EPS..............   14,431    13,612       14,174    13,492
  Effect of Dilutive Securities
    Common stock options..............      792       763        1,239        --
                                       --------  --------     --------  --------
                                         15,223    14,375       15,413    13,492
                                       --------  --------     --------  --------
Diluted net income (loss) per share... $   0.01  $   0.03     $   0.06  $  (0.07)
                                       ========  ========     ========  ========

     Stock options to purchase 2,516,558 shares of Common Stock were outstanding at June 30, 1999 but were not included in the computation of diluted net loss per share for the nine month period ended June 30, 1999 because they were anti-dilutive.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the first quarter of fiscal 2001 and is evaluating the effect that such adoption may have on its financial position and results of operations.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company does not expect the adoption of FIN 44 to have a material effect on its financial position or results of operations.

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

5.   BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION:

     The Company currently operates in one industry segment, the semiconductor intellectual property segment, for financial reporting purposes, and uses one measure of profitability for its business. The Company markets its products to customers in the North America, Europe and Asia. The substantial majority of the Company's long-lived assets are maintained in the United States.

                            ARTISAN COMPONENTS, INC.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Condensed Unaudited Financial Statements and the Notes thereto included elsewhere herein and the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1999 as filed with the Securities and Exchange Commission. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. For a more detailed discussion of these and other business risks, see "--Factors Affecting Future Operating Results."

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

     Beginning in late fiscal 1996, the Company implemented a royalty-based business model that is intended to generate revenue from royalties in addition to license fees. The Company generally licenses its products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grants these manufacturers the right to distribute the Company's IP components to their internal design teams and to distribute and sublicense the Company's IP components to semiconductor design companies that manufacture at the same facility. In cases where the semiconductor manufacturer does not have the infrastructure necessary to distribute and support the Company's IP components, the Company performs the distribution function directly to the customers of the semiconductor manufacturer. License fees and royalties are received under the terms of license agreements with customers to provide the Company's IP component products. Typically, a customer licenses one or more products that are accompanied by layout databases, views to support a customer's IC design tool environment and design methodology documentation. The license of the Company's products typically involves a sales cycle of six to 12 months and often coincides with a customer's migration to a new manufacturing process. The Company's contracts generally require a customer to pay a license fee to Artisan ranging from approximately $250,000 to $700,000 for each product delivered under a contract. A contract typically calls for an initial payment of approximately one-third of the license fee with the remainder due upon delivery, generally three to six months later. Royalty payments are calculated based on per unit sales of ICs or wafers containing the Company's IP components. Given that the Company provides its products early in the customer's IC design process, there is a significant delay between the delivery of a product and the generation of royalty revenue.

     To date, the substantial majority of the Company's license revenue has been recognized using the percentage of completion method. As the completion period for a project ranges from three to six months, revenue in any quarter is dependent on the Company's progress toward completion of the project. Provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. There can be no assurance that the Company's estimates will be accurate, and, in the event they are not, the Company's business, operating results and financial condition in subsequent periods could be materially adversely affected. See "--Factors Affecting Future Operating Results--Lengthy Sales Cycle and Design Process."

     The Company began to receive royalty reports from certain of its customers in the three months ended June 30, 1999. As expected, royalties to date have come from a small number of IC designs that are early in their product life cycles. According to contract terms, a portion of these royalty payments is credited back to customers' accounts to use to pay license fees for future orders to be placed with the Company. The remaining portion of the royalty is reported as net royalty revenue. The Company's success will depend on its ability to generate royalty revenue from a substantially larger number of designs and on many of these designs achieving large manufacturing volumes. There can be no assurance that the Company will be successful in expanding the number of royalty-bearing contracts with customers, and there can be no assurance that the Company will receive significant royalty revenue in the future. See "--Factors Affecting Future Operating Results--Fluctuations in Operating Results."

     The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. In the three month period ended June 30, 2000, Taiwan Semiconductor Manufacturing Corporation ("TSMC"), Infineon Technologies AG ("Infineon") and Sharp Corporation ("Sharp") accounted for 34%, 17% and 16% of revenue, respectively. In the nine month period ended June 30, 2000, TSMC, Sharp and NEC Corporation ("NEC") accounted for 35%, 13% and 12% of revenue, respectively. In the three month period ended June 30, 1999, NEC, Conexant Systems, Inc. ("Conexant") and Chartered Semiconductor Manufacturing ("Chartered") accounted for 36%, 13% and 12% of revenue, respectively. In the nine month period ended June 30, 1999, NEC, TSMC, Conexant and United Microelectronics Corporation ("UMC") accounted for 24%, 18%, 18% and 12% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. The limited number of semiconductor manufacturers to which the Company can license its products may also have a material adverse effect on the Company's business, operating results and financial condition if any of the Company's customers suffers a deterioration in financial condition or there is a decline in the demand for the semiconductors produced by such manufacturers. The Company's business, operating results and financial condition may also be materially adversely affected if customers experience project delays and/or new or existing customers delay new bookings or fail to place anticipated orders. For example, in the quarters ended March 31, 2000 and December 31, 1999, fewer new orders were placed with the Company than in recent prior periods. While new orders placed with the Company in the three months ended June 30, 2000 returned to fiscal 1999 levels, the declines in new orders experienced in the quarters ended March 31, 2000 and December 31, 1999 may adversely affect the Company's results of operations in future quarters depending on its ability to obtain additional orders. See "--Factors Affecting Future Operating Results--Customer Concentration; Limited Customer Base."

     Historically, a substantial portion of the Company's revenue has been derived from customers outside the United States, primarily from Asia and Europe ("international revenue"). In the three and nine month periods ended June 30, 2000, international revenue represented approximately 87% and 88%, respectively, of the Company's revenue. In the three and nine month periods ended June 30, 1999, international revenue represented approximately 65% and 64%, respectively, of the Company's revenue. The Company anticipates that international revenue will remain a substantial portion of its revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. See "--Factors Affecting Future Operating Results--Risks Associated with International Customers."

     The Company derives the substantial majority of its revenue from sales of its memory, standard cell and I/O products and process setup fees (collectively, "product license revenue") that together accounted for 71% and 76% of revenue in the three and nine month periods ended June 30, 2000, respectively. In the three and nine month periods ended June 30, 1999, product license revenue accounted for 90% and 94% of revenue, respectively. For the periods ended June 30, 2000 as compared to the periods ended June 30, 1999, this shift in revenue mix was primarily due to faster growth in revenue from net royalties and support and maintenance contracts as compared to the growth of product license revenue. However, the Company expects that product license revenue will continue to account for a substantial portion of the Company's revenue for the foreseeable future. There can be no assurance that the Company will continue to derive revenue from product license revenue and a decline in revenue from such products would have a material adverse effect on the Company's business, operating results and financial condition. For example, in the three month period ended June 30, 2000, the Company recorded lower product license revenue as compared to the three month period ended March 31, 2000. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new products. See "--Factors Affecting Future Operating Results--Product Concentration."

     Since the Company's inception in April 1991, each of the Company's cost and expense categories has increased as the Company has added personnel and increased its activities in most areas. The Company intends to continue making significant expenditures, particularly those associated with engineering and sales and marketing, and expects that these costs and expenses will continue to be a large percentage of revenue in future periods. Whether such expenses increase or decrease as a percentage of revenue will be substantially dependent upon the rate of change of the Company's revenue. The Company has specifically announced that it intends to continue its investment in research and development as well as in product promotion, licensing and support programs in an effort to maximize the growth of future royalties.

     The Company in the past has experienced delays in the progress of certain projects, and there can be no assurance that such delays will not occur in the future. Any delay or failure to achieve progress could result in damage to customer relationships and the Company's reputation, under-utilization of engineering resources or a delay in the market acceptance of the Company's products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, some of the Company's contracts with customers may be canceled without cause, and if a customer cancels or delays performance under any such contracts, the Company's business, operating results and financial condition could be materially adversely affected. The Company's costs and expenses will be based in part on the Company's expectations of future revenue. Accordingly, if the Company does not realize its expected revenue, its business, operating results and financial condition could be materially adversely affected. The Company has experienced periods of negative growth as well as declines in the rate of growth of its revenue as compared with prior periods. For example, in the three month period ended June 30, 2000, the Company reported lower product license revenue than in the three month period ended March 31, 2000. There can be no assurance that the Company will experience positive revenue growth in the future. See "--Factors Affecting Future Operating Results--Fluctuations in Operating Results."

     In connection with the grant of options for the purchase of 96,200 shares of Common Stock to employees during the period from December 1996 through March 1997 and 15,000 shares of Common Stock to non-employees in January 1998, the Company recorded aggregate deferred compensation of approximately $281,000, representing the difference between the deemed fair value of the Common Stock and the option exercise price at the date of grant. Such deferred compensation is amortized over the vesting period relating to the options, of which approximately $41,000, $80,000, and $87,000 were amortized during fiscal 1997, 1998 and 1999, respectively. For the three and nine month periods ended June 30, 2000, $11,000 and $45,000 were amortized, respectively. In addition, the amortization will result in charges of approximately $11,000 per quarter for the following three quarters.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenue:

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                           JUNE 30,               JUNE 30,
                                       ----------------      ----------------
                                        2000      1999        2000      1999
                                       ------    ------      ------    ------
Revenue:
  License...........................     80.6%     95.2%       84.7%     98.0%
  Net royalty.......................     19.4       4.8        15.3       2.0
                                       ------    ------      ------    ------
    Total revenue...................    100.0     100.0       100.0     100.0

Cost and expenses:
  Cost of license revenue...........     24.6      38.0        26.2      40.8
  Product development...............     37.0      27.7        32.9      35.0
  Sales and marketing...............     34.2      32.9        34.1      35.2
  General and
   administrative...................     13.5      13.2        11.8      18.9
                                       ------    ------      ------    ------
    Total cost and expenses.........    109.3     111.8       105.0     129.9
                                       ------    ------      ------    ------
Operating loss......................     (9.3)    (11.8)       (5.0)    (29.9)
Other income, net...................     16.2      12.9        14.1      13.7
                                       ------    ------      ------    ------
Income (loss) before provision
 for income taxes...................      6.9       1.1         9.1     (16.2)
Provision (benefit) for income
 taxes..............................      2.3      (7.9)        3.0      (6.5)
                                       ------    ------      ------    ------
Net income (loss)...................      4.6%      9.0%        6.1%     (9.7)%
                                       ======    ======      ======    ======

Revenue

     Revenue increased by 13.9% to $4.9 million for the three month period ended June 30, 2000 from $4.3 million for the same period last fiscal year. Revenue increased by 49.7% to $15.3 million for the nine month period ended June 30, 2000 from $10.2 million for the same period last fiscal year. For the three month period ended June 30, 2000 as compared to the same period in fiscal 1999, the increase in revenue was due to higher net royalty revenue and revenue from support contracts, offset by lower product license revenue. For the nine month period ended June 30, 2000, as compared to the same period in fiscal 1999, the increase in revenue was due to increases in product license revenue, net royalty revenue and support and maintenance contracts.

     License revenue (consisting of product license revenue and maintenance and support revenue) as a percentage of total revenue decreased to 80.6% and 84.7% in the three and nine month periods ended June 30, 2000, respectively, from 95.2% and 98.0% in the three and nine month periods ended June 30, 1999, respectively. Royalty revenue as a percentage of total revenue increased to 19.4% and 15.3% in the three and nine month periods ended June 30, 2000, respectively, from 4.8% and 2.0% in the three and nine month periods ended June 30, 1999. The time between the Company's implementation of a royalty-based model in late fiscal 1996 and recognition of significant royalty revenue was due in large part to the fact that the Company provides its products early in the customer's IC design process resulting in a significant delay between the delivery of a product and the generation of royalty revenue. The increase in royalty revenue as a percentage of total revenue in the three and nine months ended June 30, 2000 is due in part to the increase in units manufactured by customers of the Company that incorporate components previously delivered by the Company. However, there can be no assurance that the Company will be successful in maintaining or expanding the number of royalty bearing contracts with customers in the future.

Cost and Expenses

     Engineering Costs. Engineering costs are allocated between cost of license revenue and product development expenses. Engineering efforts devoted to developing products for specific customer projects are recognized as cost of revenue. The balance of engineering costs, incurred for general development of Artisan's technology, is charged to product development. Engineering costs generally are charged as incurred. Engineering costs increased by 6.8% to $3.0 million in the three month period ended June 30, 2000 from $2.8 million in the three month period ended June 30, 1999. Engineering costs increased by 16.7% to $9.1 million in the nine month period ended June 30, 2000 from $7.8 million in the nine month period ended June 30, 1999. Engineering costs as a percentage of revenue decreased to 61.6% and 59.1% in the three and nine month periods ended June 30, 2000, respectively, from 65.7% and 75.8% in the three and nine month periods ended June 30, 1999, respectively. The absolute dollar increase in engineering costs of $191,000 in the three month period ended June 30, 2000, as compared with the same period in fiscal 1999, was primarily due to increases in headcount and personnel expenses of approximately $210,000 and increased other outside services of $27,000, offset by decreased usage of external contractors and lower computer and networking equipment maintenance and depreciation of approximately $27,000 and by decreased warranty expense of $19,000. The absolute dollar increase in engineering costs of $1.3 million in the nine month period ended June 30, 2000, as compared with the same period in fiscal 1999, was primarily due to increases in headcount and personnel expenses of $745,000, additional computer and networking equipment maintenance and depreciation of approximately $442,000 and increased usage of external contractors and other outside services of $226,000, offset by decreased warranty expense of $110,000.

     Cost of License Revenue. Cost of license revenue decreased by 26.2% to $1.2 million in the three month period ended June 30, 2000 from $1.6 million in the three month period ended June 30, 1999. Cost of license revenue decreased by 3.9% to $4.0 million in the nine month period ended June 30, 2000 from $4.2 million in the nine month period ended June 30, 1999. Cost of license revenue as a percentage of revenue decreased to 24.6% from 38.0% for the three month periods ended June 30, 2000 and 1999, respectively. For the nine month periods ended June 30, 2000 and 1999, cost of license revenue as a percentage of revenue decreased to 26.2% from 40.8%, respectively. The absolute dollar decreases in cost of license revenue of $428,000 and $163,000 in the three and nine month periods ended June 30, 2000, respectively, as compared with the same periods of fiscal 1999, were due to fewer engineering hours allocated to revenue-generating projects in the three month period ending June 30, 2000. The decrease in cost of license revenue as a percentage of revenue for the three and nine month periods ended June 30, 2000, as compared to the three and nine month periods ended June 30, 1999, was due to the increase in royalty revenue in the periods ended June 30, 2000 as well as to higher revenue efficiency per project hour in the periods ended June 30, 2000.

     Product Development Expenses. Product development expenses increased by 51.9% to $1.8 million in the three month period ended June 30, 2000 from $1.2 million in the three month period ended June 30, 1999. Product development expenses increased by 40.9% to $5.0 million in the nine month period ended June 30, 2000 from $3.6 million in the nine month period ended June 30, 1999. Product development expenses as a percentage of revenue increased to 37.0% from 27.7% in the three month periods ended June 30, 2000 and 1999, respectively. Product development expenses as a percentage of revenue decreased to 32.9% from 35.0% in the nine month periods ended June 30, 2000 and 1999, respectively. The absolute dollar increases in product development expenses of $619,000 and $1.5 million in the three and nine month periods ended June 30, 2000, respectively, as compared with the same periods in fiscal 1999, were attributable to an increase in headcount and personnel-related expenses and to depreciation and maintenance expenses related to purchases of computer equipment, software tools and networking infrastructure and equipment. The increase in product development expenses as a percentage of revenue for the three month period ended June 30, 2000, as compared to the three month period ended June 30, 1999, was primarily due to the Company's allocation of engineering resources to product development efforts. The decrease in product development expenses as a percentage of revenue for the nine month period ended June 30, 2000, as compared to the nine month period ended June 30, 1999, was primarily due to the growth of the Company's revenue.

     Sales and Marketing Expenses. Sales and marketing expenses include salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Costs of pre-sale customer support are also charged to sales and marketing. Sales and marketing expenses increased by 18.3% to $1.7 million in the three month period ended June 30, 2000 from $1.4 million in the three month period ended June 30, 1999. Sales and marketing expenses increased by 45.0% to $5.2 million in the nine month period ended June 30, 2000 from $3.6 million in the nine month period ended June 30, 1999. Sales and marketing expense as a percentage of revenue increased to 34.2% from 32.9% in the three month periods ended June 30, 2000 and 1999, respectively. For the nine month periods ended June 30, 2000 and 1999, sales and marketing expense as a percentage of revenue decreased to 34.1% from 35.2%, respectively. The increase in absolute dollars in sales and marketing expenses of $259,000 in the three month period ended June 30, 2000, as compared with the same period in fiscal 1999, was primarily attributable to increased headcount and personnel-related expenses of approximately $176,000, increased travel and transportation expenses of $49,000 and increased direct and allocated facilities and equipment costs and depreciation and other miscellaneous expenses of approximately $34,000. The increase in absolute dollars in sales and marketing expenses of $1.6 million in the nine month period ended June 30, 2000, as compared with the same period in fiscal 1999, was primarily due to increased headcount and personnel-related expenses of approximately $1.1 million, increased travel and transportation costs of $305,000, increased direct and allocated facilities and equipment costs and depreciation of $185,000 and increased trade show and other promotional activity and other miscellaneous expenses of approximately $44,000. The increase in sales and marketing expenses as a percentage of revenue for the three month period ended June 30, 2000, as compared to the three month period ended June 30, 1999, was due to the Company's ongoing investment in people and programs to support its end user distribution model. The decrease in percentage of revenue for the nine month period ended June 30, 2000, as compared to the same period last year, was primarily due to growth in the Company's revenue.

     General and Administrative Expenses. General and administrative expenses increased by 16.9% to $663,000 in the three month period ended June 30, 2000 from $567,000 in the three month period ended June 30, 1999. General and administrative expenses decreased by 6.4% to $1.8 million in the nine month period ended June 30, 2000 from $1.9 million in the nine month period ended June 30, 1999. As a percentage of revenue, general and administrative expenses increased to 13.5% from 13.2% in the three month periods ended June 30, 2000 and 1999, respectively. For the nine month periods ended June 30, 2000 and 1999, general and administrative expenses as a percentage of revenue decreased to 11.8% from 18.9%, respectively. The absolute dollar increase of $96,000 in general and administrative expenses in the three month period ended June 30, 2000, as compared to the three month period ended June 30, 1999, was due to increased recruiting expenses of $50,000, increased external legal costs of $25,000 and increased miscellaneous expenses of $21,000. The absolute dollar decrease of $123,000 in general and administrative expenses in the nine month period ended June 30, 2000, as compared to the nine month period ended June 30, 1999, was due to a decrease in bad debt expense of $294,000 and a decrease in personnel related expense of $95,000 offset by increased external legal costs of $156,000, increased recruiting costs of $95,000 and increased other miscellaneous expenses of $15,000. The increase in general and administrative expense as a percentage of revenue for the three month period ended June 30, 2000, as compared to the three month period ended June 30, 1999, was due to higher than usual recruiting and professional services incurred in the three month period ending June 30, 2000. The decrease in general and administrative expense as a percentage of revenue for the nine month period ended June 30, 2000, as compared to same period in fiscal 1999, was due to the provision for bad debt recorded in the nine month period ended June 30, 1999 as well as to the increase in revenue for the nine month period ended June 30, 2000.

Other Income

     Other income increased by 42.5% to $791,000 in the three month period ended June 30, 2000 from $555,000 in the three month period ended June 30, 1999. Other income increased by 55.0% to $2.2 million in the nine month period ended June 30, 2000 from $1.4 million in the nine month period ended June 30, 1999.

Other income as a percentage of revenue increased to 16.2% from 12.9% for the three month periods ended June 30, 2000 and 1999, respectively. For the nine month periods ended June 30, 2000 and 1999, other income as a percentage of revenue increased to 14.1% from 13.7%, respectively. The absolute dollar growth in other income and the increase in other income as a percentage of revenue in the three and nine month periods ended June 30, 2000, as compared with the same periods in fiscal 1999, was primarily due to higher rates of return on the Company's investments in the periods ended June 30, 2000.

Income Taxes

     The income tax provision for the three month period ended June 30, 2000 was $111,000 and the income tax benefit for the three month period ended June 30, 1999 was $339,000. The income tax provision for the nine month period ended June 30, 2000 was $461,000 and the income tax benefit for the nine month period ended June 30, 1999 was $664,000. For the nine month periods ended June 30, 2000, the effective tax rate was a provision of 33.0%. For the nine month period ended June 30, 1999 the effective tax rate was a benefit of 40%. The change in the effective tax rate was due to the combination of taxable losses and non-taxable investment income in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily from license revenue received from inception to June 30, 2000, the net proceeds of $27.1 million from its February 1998 initial public offering of Common Stock, the net proceeds of $15.8 million from its April 1998 secondary offering of Common Stock and, to a lesser extent, the proceeds of approximately $7.7 million from the sale of Preferred Stock and a warrant.

     The Company's operating activities provided net cash of $1.3 million and $3.1 million in the nine month periods ended June 30, 2000 and 1999, respectively. Net cash provided by operating activities in the nine month period ended June 30, 2000 was primarily due to depreciation and amortization and the Company's net income, partially offset by a decrease in accounts payable and other liabilities. Net cash provided by operating activities in the nine month period ended June 30, 1999 was primarily due to depreciation and amortization, an increase in deferred revenue and an increase in accounts payable and other liabilities, partially offset by the Company's net loss.

     Net cash provided by investing activities was $15.8 million in the nine month period ended June 30, 2000. Net cash used by investing activities was $12.0 million in the nine month period ended June 30, 1999. In the nine months ended June 30, 2000, investing activities consisted primarily of net sales of marketable securities partially offset by purchases of property and equipment. In the nine months ended June 30, 1999, investing activities consisted primarily of net purchases of marketable securities and purchases of property and equipment.

     Net cash provided by financing activities was $2.6 million and $477,000 in the nine month periods ended June 30, 2000 and 1999, respectively. Net cash provided by financing activities in both periods consisted of proceeds from the issuance of Common Stock.

     At June 30, 2000, the Company had cash, cash equivalents and current marketable securities of $35.0 million. As of June 30, 2000, the Company had retained earnings of $3.7 million and working capital of $55.2 million that includes the current portion of deferred revenue of $3.4 million.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the first quarter of fiscal 2001 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company does not expect the adoption of FIN 44 to have a material effect on its financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

     Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in debt securities of high-quality corporate issuers and in debt instruments of the U.S. Government and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

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

     The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying values approximate fair values at June 30, 2000 and 1999. All investments mature in one year or less.

                                      CARRYING     AVERAGE RATE     CARRYING     AVERAGE RATE
                                      VALUE AT     OF RETURN AT     VALUE AT     OF RETURN AT
                                      JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                        2000           2000           1999           1999
                                    ------------   ------------   ------------   ------------
                                   (IN THOUSANDS)  (ANNUALIZED)  (IN THOUSANDS)  (ANNUALIZED)
INVESTMENT SECURITIES:
Cash Equivalents -
         variable rate                 $ 2,553         4.8%         $ 2,254          4.5%
Money market funds -
         variable rate                 $   215         6.6%         $   451          4.8%
Cash Equivalents -
         fixed rate                    $32,222         6.6%         $    --           --
Short-term investments -
         fixed rate                    $16,127         6.6%         $45,296          4.9%
                                       -------                      -------
Total                                  $51,117                      $48,001
                                       =======                      =======


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

     The limited number of semiconductor manufacturers to which the Company can license its products may also have a material adverse effect on the Company's business, operating results and financial condition if any of the Company's customers suffers a deterioration in financial condition or there is a decline in the demand for the semiconductors produced by such manufacturers. The Company's business, operating results and financial condition may also be materially adversely affected if customers experience project delays and/or new or existing customers delay new bookings or fail to place anticipated orders. While new orders placed with the Company in the three months ended June 30, 2000 returned to fiscal 1999 levels, the declines in new orders experienced in the quarters ended March 31, 2000 and December 31, 1999 may adversely affect the Company's results of operations in future quarters depending on its ability to obtain additional orders.

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

     The Company's sales cycle can be lengthy and is subject to a number of risks over which the Company has little or no control. As a result of the significant dollar amounts represented by a single customer order, the timing of the receipt of an order can have a significant impact on the Company's revenue for a particular period. In addition, because the Company's revenue is concentrated among a small number of customers, a decline or a delay in the recognition of revenue from one customer in a period may cause the Company's business, operating results and financial condition in such period to be materially adversely affected and may lead to significant fluctuations from quarter to quarter. Any significant or ongoing failure to obtain new orders from customers or to collect outstanding accounts receivable would have a material adverse effect on the Company's business, operating results and financial condition. The Company has experienced periods of negative growth as well as declines in the rate of growth of its revenue as compared with prior periods. For example, in the three month period ended June 30, 2000, the Company recorded lower product license revenue as compared to the three month period ended March 30, 2000. There can be no assurance that the Company will experience positive revenue growth in the future.

     To date, a substantial majority of the Company's revenue has been recognized using the percentage of completion method. As the completion period for a project ranges from three to six months, revenue in any quarter is dependent on the Company's progress toward completion of the project. Provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. There can be no assurance that the Company's estimates will be accurate, and, in the event they are not, the Company's business, operating results and financial condition in subsequent periods could be materially adversely affected. From time to time, the Company experiences delays in the progress of certain projects, and there can be no assurance that such delays will not occur in the future. Any delay or failure to achieve progress could result in damage to customer relationships and the Company's reputation, under-utilization of engineering resources or a delay in the market acceptance of the Company's products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, some of the Company's contracts with customers may be canceled without cause, and, if a customer cancels or delays performance under any such contracts, the Company's business, operating results and financial condition could be materially adversely affected.

     DEPENDENCE ON LICENSE AND ROYALTY BASED BUSINESS MODEL. Beginning in late fiscal 1996, the Company implemented a royalty-based business model that is intended to generate revenue from royalties in addition to license fees. The Company generally licenses its products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grants these manufacturers the right to distribute the Company's IP components to their internal design teams and to distribute and sublicense to semiconductor design companies that manufacture at the same facility. In cases where the semiconductor manufacturer does not have the infrastructure necessary to distribute and support the Company's IP components, the Company performs the distribution function directly to the customers of the semiconductor manufacturer. Given that the Company provides its products early in the customer's IC design process, there is a significant delay between the delivery of a product and the generation of royalty revenue. Royalty payments are calculated based on per unit sales of ICs or wafers containing the Company's IP components. A portion of these payments is credited back to customers' accounts to use to pay license fees for future orders to be placed with the Company. The remaining portion of the royalty is reported as net royalty revenue. The Company began to receive royalty reports from certain customers in the three months ended June 30, 1999. As expected, royalties to date have come from a small number of IC designs that are early in their product life cycles. The Company's success will depend on its ability to generate royalty revenue from a substantially larger number of designs and on many of these designs achieving large manufacturing volumes. There can be no assurance that the Company will be successful in expanding the number of royalty-bearing contracts with customers, and there can be no assurance that the Company will receive significant royalty revenue in the future. See "--Dependence on Semiconductor Manufacturers; Dependence on Semiconductor and Electronics Industries" and "--Customer Concentration; Limited Customer Base."

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

     The Company also faces risks relating to the accuracy and completeness of the royalty collection process. The Company has no experience or systems in place to conduct reviews of the accuracy of the royalty reports it receives from its licensees. The Company has the right to audit its licensee's records to ensure the integrity of their royalty reporting systems; however, such audits may only be conducted periodically and are at the Company's cost. The Company does not have internal systems or staff dedicated to monitoring the royalty obligations of its customers, and if it were to implement such systems and hire such staff in the short term, the costs of those systems and staff could largely offset the revenue the Company receives in the form of royalties.

     DEPENDENCE ON EMERGENCE OF MERCHANT IP COMPONENT MARKET AND BROAD MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS. The market for merchant IP components has only recently emerged. The Company's ability to achieve sustained revenue growth and profitability in the future will depend on the continued development of this market and, to a large extent, on the demand for System-on-a-Chip ICs. System-on-a-Chip ICs are characterized by rapid technological change and competition from an increasing number of alternate design strategies such as multi-chip system-on-package and chip size packaging designs. There can be no assurance that the merchant IP component and System-on-a-Chip markets will continue to develop or grow at a rate sufficient to support the Company's business. If either of these markets fails to grow or develops slower than expected, the

Company's business, operating results and financial condition would be materially adversely affected. To date, the Company's IP products have been licensed only by a limited number of customers. The vast majority of the Company's existing and potential customers currently rely on components developed internally and/or by other vendors. The Company's future growth, if any, is dependent on the adoption of, and increased reliance on, merchant IP components by both existing and potential customers. Moreover, if the Company's products do not achieve broad market acceptance, the Company's business, operating results and financial condition would be materially adversely affected.

     COMPETITION. The Company's strategy of targeting semiconductor manufacturers that participate in, or may enter, the System-on-a-Chip market requires the Company to compete in intensely competitive markets. Within the merchant segment of the IP component market, the Company primarily competes against Avant! Corporation, Mentor Graphics Corporation, the Silicon Architects division of Synopsys, Inc., Virage Logic Corporation and Virtual Silicon Technology. In addition, the Company may face competition from consulting firms and companies that typically have operated in the generic library segment of the IP market and that now seek to offer customized IP components as enhancements to their generic solutions. The Company also faces significant competition from the internal design groups of semiconductor manufacturers that are expanding their manufacturing capabilities and portfolio of IP components to participate in the System-on-a-Chip market. These internal design groups compete with the Company for access to the parent's IP component requisitions and may eventually compete with the Company to supply IP components to third parties on a merchant basis. There can be no assurance that internal design groups will not expand their product offerings to compete directly with those of the Company or will not actively seek to participate as merchant vendors in the IP component market by selling to third party semiconductor manufacturers or, if they do, that the Company will be able to compete against them successfully. In addition to competition from companies in the merchant IP component market, the Company faces competition from vendors that supply EDA software tools, including certain of those mentioned above, and there can be no assurance that the Company will be able to compete successfully against them.

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

     DEPENDENCE ON SEMICONDUCTOR MANUFACTURERS; DEPENDENCE ON SEMICONDUCTOR AND ELECTRONICS INDUSTRIES. The Company's success is substantially dependent both on the adoption of the Company's technology by semiconductor manufacturers and on an increasing demand for products requiring complex System-on-a-Chip ICs, such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations. The Company is subject to many risks beyond its control that influence the success of its customers including, among others, competition faced by each customer in its particular industry, market acceptance of the customer's products that incorporate the Company's technology, the engineering, sales and marketing capabilities of the customer and the financial and other resources of the customer. Demand for the Company's products may also be affected by mergers in the semiconductor and systems industries, which may reduce the aggregate level of purchases of the Company's products and services by the combined companies. Faltering growth in the semiconductor and systems industries, a reduced number of designs starts, shifts in the types of integrated circuits manufactured, tightening of customers' operating budgets or consolidation among the Company's customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     CUSTOMER CONCENTRATION; LIMITED CUSTOMER BASE. The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. In the three month period ended June 30, 2000, TSMC, Infineon and Sharp accounted for 34%, 17% and 16% of revenue, respectively. In the nine month period ended June 30, 2000, TSMC, Sharp and NEC accounted for 35%, 13% and 12% of revenue, respectively. In the three month period ended June 30, 1999, NEC, Conexant and Chartered accounted for 36%, 13% and 12% of revenue, respectively. In the nine month period ended June 30, 1999, NEC, TSMC, Conexant and UMC accounted for 24%, 18%, 18% and 12% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. None of the Company's customers has a written agreement with the Company that obligates it to license future generations of products or new products, and there can be no assurance that any customer will license IP components from the Company in the future. In addition, there can be no assurance that any of the Company's customers will ship products incorporating the Company's technology or that, if such shipments occur, they will generate significant revenue. The loss of one or more of the Company's major customers, reduced orders by one or more of such customers, the failure of one or more customers to pay license or royalty fees due to the Company or the failure of a customer to ship products containing the Company's IP components could materially adversely affect the Company's business, operating results and financial condition. The Company's business, operating results and financial condition may also be materially adversely affected if customers experience project delays and/or new or existing customers delay new bookings or fail to place anticipated orders. While new orders placed with the Company in the three months ended June 30, 2000 returned to fiscal 1999 levels, the declines in new orders experienced in the quarters ended March 31, 2000 and December 31, 1999 may adversely affect the Company's results of operations in future quarters depending on its ability to obtain additional orders.

     The Company faces numerous risks in successfully obtaining orders from customers on terms consistent with the Company's business model, including, among others, the lengthy and expensive process of building a relationship with a potential customer before reaching an agreement with such party to license the Company's products; persuading large semiconductor manufacturers to work with, to rely for critical technology on, and to disclose proprietary information to a smaller company, such as the Company, and persuading potential customers to bear certain development costs associated with development of customized components. There are a relatively limited number of semiconductor manufacturers to which the Company can license its technology in a manner consistent with its business model and there can be no assurance that such manufacturers will rely on merchant IP components or adopt the Company's products. See "--Competition."

     PRODUCT CONCENTRATION. The Company derives the substantial majority of its revenue from product license revenue that accounted for 71% and 76% of revenue in the three and nine month periods ended June 30, 2000, respectively. In the three and nine month periods ended June 30, 1999, product license revenue accounted for 90% and 94% of revenue, respectively. For the periods ended June 30, 2000, as compared to the periods ended June 30, 1999, this shift in revenue mix was due to faster growth in revenue from net royalties and support and maintenance contracts as compared to the growth of product license revenue. However, the Company expects that product license revenue will continue to account for a substantial portion of the Company's revenue for the foreseeable future. There can be no assurance that the Company will continue to derive revenue from product license revenue and a decline in revenue from such products would have a material adverse effect on the Company's business, operating results and financial condition. For example, in the three month period ended June 30, 2000, the Company recorded lower product license revenue as compared to the three month period ended March 30, 2000. The Company's future financial performance will depend in significant part on the successful development, introduction and customer acceptance of new products. See "--New Product Development and Technological Change."

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

     RISKS ASSOCIATED WITH INTERNATIONAL CUSTOMERS. Historically, a substantial portion of the Company's revenue has been international revenue. In the three and nine month periods ended June 30, 2000, international revenue represented approximately 87% and 88%, respectively, of the Company's revenue. In the three and nine month periods ended June 30, 1999, international revenue represented approximately 65% and 64%, respectively, of the Company's revenue. The Company anticipates that international revenue will remain a substantial portion of its revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. In the event that the Company's competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the U.S. dollar, the Company may experience fewer orders from international customers whose business is based primarily on the less expensive currency. There can be no assurance that present or future dislocations with respect to international financial markets will not have a material adverse effect on the Company's business, operating results and financial condition. The Company intends to continue to expand its sales and marketing activities in Asia and Europe. The Company's expansion of its international business involves a number of risks including the impact of possible recessionary environments in economies outside the United States; political and economic instability; exchange rate fluctuations; longer accounts receivable collection periods and greater difficulty in accounts receivable collection; unexpected changes in regulatory requirements; reduced or limited protection for intellectual property rights; export license requirements; tariffs and other trade barriers and potentially adverse tax consequences. There can be no assurance that the Company will be able to sustain or increase revenue derived from international customers or that the foregoing factors will not have a material adverse effect on the Company's business, operating results and financial condition.

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

     MANAGEMENT OF GROWTH. The ability of the Company to license its products and manage its business successfully in a rapidly evolving market requires an effective planning and management process. The Company's growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. From September 30, 1998 to June 30, 2000, the Company grew from 86 to 108 employees or full-time equivalents. The Company's customers rely heavily on the Company's technological expertise in designing, testing and manufacturing products incorporating the Company's IP components. Relationships with new customers generally require significant engineering support. As a result, any increase in the demand for the Company's products will increase the strain on the Company's personnel, particularly its engineers. The Company's financial and management controls, reporting systems and procedures are also limited. Although some new controls, systems and procedures have been implemented, the Company's future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls, and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition. Further, the Company will be required to manage multiple relationships with various customers and other third parties and must successfully implement its royalty business model. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to offer its services and products successfully and to implement its business plan. The Company's inability to manage any future growth effectively would have a material adverse effect on the Company's business, operating results and financial condition.

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

Dated: August 14, 2000

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