Form 10-K
period 2000-09-30
ARTISAN COMPONENTS INC
filed 2000-12-22
CIK 1048982

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 000-23649

                            ARTISAN COMPONENTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of October 31, 2000 was $65,503,812. Shares of Common Stock held by each executive officer, director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant's Common Stock outstanding as of October 31, 2000 was 14,766,683.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2001 Annual Meeting of Stockholders to be held March 7, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

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

     The Company primarily licenses its products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grants these manufacturers the right to distribute its IP components to their internal design teams and to fabless semiconductor companies that manufacture at the same facility. In cases where the semiconductor manufacturer does not have the infrastructure necessary to distribute and support the Company's IP components, the Company performs the distribution function directly to the customers of the semiconductor manufacturer. The Company believes that this licensing approach encourages proliferation of the Company's products and provides a highly efficient distribution channel for its IP components. Artisan has licensed its products to many leading semiconductor manufacturers including Chartered Semiconductor Manufacturing Ltd. ("Chartered"), Conexant Systems, Inc. ("Conexant"), Fujitsu Microelectronics, Inc. ("Fujitsu"), Hitachi, Ltd. ("Hitachi"), Hyundai Electronics Industries Co., Ltd. ("Hyundai"), Infineon Technologies AG ("Infineon"; formerly known as Siemens Semiconductors), NEC Corporation ("NEC"), Oki Electric Industry Co., Ltd. ("OKI"), VLSI Technology, Inc. (now part of Philips Semiconductors), Sanyo Electric Co. Ltd. ("Sanyo"), Sharp Corporation ("Sharp"), STMicroelectronics Group ("ST"; formerly known as SGS-THOMSON Microelectronics, S.r.l.), Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC"), Toshiba Corporation ("Toshiba") and UMC Group ("UMC").

     The Company was incorporated in California in April 1991 as VLSI Libraries Incorporated and changed its name to Artisan Components, Inc. in March 1997. The Company reincorporated in Delaware in January 1998. The Company's principal executive offices are located at 1195 Bordeaux Drive, Sunnyvale, California 94089, its telephone number is (408) 734-5600 and its website is www.artisan.com. Artisan, Process-Perfect, SAGE, Integral and the Artisan logo are trademarks of the Company. This Annual Report on Form 10-K also includes product names and other trade names and trademarks of the Company and of other organizations.

INDUSTRY BACKGROUND

     The development of the merchant IP component market has resulted from the continuing horizontal specialization in the semiconductor industry, a trend that has been driven by a growth in design complexity due to increases in manufacturing capacity and an increasing focus on core competencies. In the 1970s, semiconductor companies were vertically integrated and responsible for all aspects of IC production, including IC design, electronic design automation ("EDA") tool design, IP component design and IC manufacturing. In the 1980s, application specific integrated circuit ("ASIC") companies developed a new approach that allowed their customers to perform the logic design of an IC while they performed the detailed physical implementation of the design and manufactured the IC. In addition, standalone EDA tool vendors achieved success by providing software design tools to complement those developed by internal divisions of semiconductor companies. The early 1990s saw the emergence of a number of fabless semiconductor companies that chose to focus on specific design expertise, take advantage of the availability of excess semiconductor manufacturing capacity and avoid the capital expenditures necessary to build fabrication facilities. Throughout this period, semiconductor manufacturers continued to focus on their core competencies: semiconductor design and manufacturing processes. Today, with the emergence of System-on-a-Chip ICs, semiconductor manufacturers are beginning to outsource the design of particular IP components critical to the successful development of System-on-a-Chip ICs.

     Over the past three decades, advances in semiconductor manufacturing processes have enabled the transistor density on ICs to double every 18 months. Today, it is possible to place nearly 100 million transistors on a single IC. State of the art fabrication facilities of the 1980s produced ICs using process geometries of 1.0um (one millionth of a meter). Current state-of-the-art fabrication facilities use 0.15um process geometries, and many semiconductor manufacturers have begun the transition to facilities using 0.13um and 0.10um processes. These advances enable the manufacture of highly complex System-on-a-Chip ICs, resulting in substantial performance, power, cost and reliability improvements over conventional multi-chip systems on printed circuit boards ("PCB Systems"). System-on-a-Chip ICs combine all of the functionality of PCB Systems onto a single IC and are optimal for use in complex, high volume applications such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations.

                     [Printed Circuit Board System Diagram]

     As shown above, in both a PCB System and in a System-on-a-Chip, the primary building blocks may include memory, standard cell (logic), I/O, microprocessor, digital signal processor ("DSP"), mixed-signal and analog components. However, integration of these components into System-on-a-Chip ICs at deep submicron process geometries is far more complex than the design of a traditional PCB System. With continuing advances in manufacturing processes, an increasing number of individual transistors must be designed and tested and, consequently, the gap is increasing between what can be manufactured and what can be designed within the time to market requirements of these products. As a result, the full value of today's semiconductor manufacturing processes is rarely realized, with designers settling for partial utilization of the process in the interest of meeting cost and schedule requirements. Given shorter product life cycles and the importance of reducing time to market, the use of merchant IP components to leverage design and manufacturing capabilities can be a significant competitive advantage to semiconductor manufacturers.

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

ARTISAN STRATEGY

     The Company's objective is to be the leading provider of high performance IP components to the semiconductor industry. The Company's strategy is based upon the following key elements:

          Focus on Key Components for High Volume System-on-a-Chip ICs. The Company has targeted the rapidly growing System-on-a-Chip industry with highly differentiated memory, standard cell and I/O components. Together, these components constitute approximately 80% of the silicon area on a typical System-on-a-Chip IC. Improvements in the performance of these components can have a substantial impact on the overall performance of the IC.

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

          Generate Revenue through Innovative Business Model. The Company generates revenue through a combination of license fees, maintenance and support contracts and royalty payments. The Company charges manufacturers a license fee for the right to manufacture semiconductors containing the Company's products. In addition, manufacturers agree to pay the Company royalties based on manufacturing volumes. Once a manufacturer has licensed a product from the Company and in order to maximize royalties, the manufacturer is encouraged to distribute the product to teams designing integrated circuits for production at the manufacturer's facility. In cases where the manufacturer may not have the infrastructure to distribute the Company's products to design teams, the Company performs the distribution function through its web site as well as through an in-house telemarketing organization. As a result, the Company believes its license agreements will facilitate the broad and rapid penetration of the Company's products into multiple designs, and thereby increase potential royalty revenue. Royalty payments are calculated based on per unit sales of ICs or wafers containing the Company's IP components. A portion of these gross royalty payments is credited back to the customer's account for use as payment of license fees for future orders to be placed with the Company. The remaining portion of the royalty is reported as net royalty revenue. The amount of credit back that can be earned by a customer is limited to the cumulative amount of orders placed by that customer for a given process technology.

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

THE ARTISAN SOLUTION

     The Company's IP components are designed to offer customers the following benefits:

          Performance, Power and Reliability. Artisan delivers high performance, high density, low power and highly reliable IP components through a combination of design expertise, proprietary technology and design tools. The Company's IP components, which are customized, verified and tested for a particular manufacturing process, require little or no integration by customers and have been proven by use in over 80 different manufacturing processes. Many of the Company's products are designed to achieve speeds in excess of 1 GHz.

          Significant Time to Market Advantages. The Company enables semiconductor manufacturers to reduce the time required to bring new ICs to market by (i) eliminating the customer's need to design IP components, (ii) delivering products designed for a specific manufacturing process and (iii) delivering products ready for use with industry standard and proprietary IC design tools. The Company's products can be reused in multiple customer designs, which reduces the design cycle and decreases time to market for new ICs.

          Long Term Product Development Path. Artisan's IP component technology provides semiconductor manufacturers with reliable building blocks for future generations of their complex IC designs. Artisan's ability to adapt and customize IP components used in one process and one design for reuse in additional designs and processes, provides each customer with a ready source of reliable IP components for future designs and processes. This enables the Company's customers to standardize on Artisan products, accelerate their product development and focus internal engineering resources on core competencies, including semiconductor design and manufacturing processes.

          Cost Effective Solutions. As semiconductor geometries shrink and the complexity of IC designs increases, the cost to design System-on-a-Chip ICs increases significantly. By providing reliable products with significant time to market benefits, Artisan enables customers to reduce design costs, minimize integration costs and increase manufacturing yield. Moreover, by using the Company's products, semiconductor manufacturers avoid the cost of recruiting and training a significant group of engineers dedicated to IP component design.

PRODUCTS

     Artisan's current family of IP components includes high performance, high density and low power memory, standard cell and I/O components. Initial license fees typically range from $250,000 to $700,000 per product, depending on the amount of customization and the number of design views and models required.

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

  Memory Products

     Artisan's embedded memory products include random access memories ("RAMs"), read only memories ("ROMs") and register files. The Company's high speed, high density and low power products include single-and dual-port RAM and ROM products and single-, dual- and triple-port register files. The Company's embedded memory products are configurable and vary in size to meet the customer's specification. For example, the Company's memory products will support sizes from 2 to 128 bits wide and from 8 to 16,384 words. All of the Company's memory products include features such as a power down mode, low voltage data retention and fully static operation. In addition, the Company's memory products may optionally include built-in test interfaces that support popular test methodologies.

          High Speed Memory Family. The high speed products are designed to achieve speeds in excess of 1 GHz for 0.13mm manufacturing processes. The Company achieves the high performance of its memory products through a combination of proprietary design innovations that include latch based sense amplifiers, high speed row select technology, precise core cell balancing and rapid recovery bitlines.

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

          Low Power Memory Family. The low power products are designed to prolong battery life when used in battery-powered electronic systems. These products achieve low power through a combination of proprietary design innovations that include latch based sense amplifiers, a power efficient banked memory architecture, precise core cell balancing and unique address decoder and driver circuitry.

  Standard Cell Products

     Artisan's SAGE-X standard cell product includes over 500 cells optimized for each customer's preferred manufacturing process and IC design tool environment to result in greater density as compared to competitive standard cell products. The Company offers standard cell products that are optimized for high performance, high density or low power to meet the needs of different markets.

  I/O Products

     The Company's Integral I/O library includes over 600 standard I/O functions. The Company also offers a wide variety of specialized I/O products that are compatible with industry standard PCI, GTL, AGP and

PECL interfaces. In addition, the Company offers I/O products for many additional industry standard interfaces. Every I/O product utilizes each customer's proprietary manufacturing process rules, pad pitch and ESD requirements, resulting in superior performance, reliability and manufacturability.

PRODUCT DEVELOPMENT

     The Company has targeted the rapidly growing System-on-a-Chip market with high performance, high density and low power memory, standard cell and I/O products. Because of the complexity of these products, the design and development process at Artisan is a multidisciplinary effort requiring expertise in electronic circuit design, process technology, physical layout, design software, model generation, data analysis and processing and general IC design. These activities involve the development of more advanced versions of the Company's products and the continued development of new products for current and anticipated manufacturing processes.

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

SALES, MARKETING AND DISTRIBUTION

     The Company primarily licenses its products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grants these manufacturers the right to distribute its IP components to their internal design teams and to fabless semiconductor companies that manufacture at their facility. In cases where the semiconductor manufacturer does not have the infrastructure necessary to distribute and support the Company's IP components, the Company performs the distribution function directly to the customers of the semiconductor manufacturer using the Company's web site as well as its in-house telemarketing organization. The Company believes its sales, marketing and distribution approach gives it an advantage over its competitors since the Company is able to leverage its customers' sales and marketing organizations and avoid the costs associated with hiring, training and compensating the large sales force necessary to negotiate with each end-user customer. The Company has a sales office in Tokyo, Japan, and in August 2000, the Company established a European presence with an office located in Paris, France. Additionally, the Company relies in part on a consulting company in Korea to assist its sales efforts in that market.

     Historically, a substantial portion of the Company's revenue has been derived from customers outside the United States ("international revenue"). In fiscal 2000, 1999 and 1998, international revenue, primarily in Asia and Europe, represented 86%, 67% and 84%, respectively, of the Company's revenue. The Company anticipates that international revenue will remain a substantial portion of its revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results -- Risks Associated with International Customers."

CUSTOMERS

     The Company is focused on licensing its products to semiconductor manufacturers and fabless semiconductor companies. Many of the world's leading semiconductor manufacturers are among the Company's customers including:
Chartered, Conexant, Fujitsu, Hitachi, Hyundai, Infineon, NEC, OKI, VLSI Technology, Inc. (now part of Philips Semiconductors), Sanyo, Sharp, ST, TSMC and UMC. The Company's royalty-based business model enables aggressive product distribution and licensing to fabless semiconductor companies who are the customers of the semiconductor manufacturers. To date, the Company has licensed its products to hundreds of these semiconductor companies.

     In addition, Artisan has several industry partner programs whereby members provide a wide variety of soft IP and microprocessor solutions, design services and tool support to streamline the design process for Artisan library users. Many of the Company's current industry partners are listed in the table below.

                               ARTISAN'S PARTNERS

Advancel Logic Corporation          IKOS Systems                     RealChip, Inc.
Altius Solutions, Inc.              Incentia Design Systems          SangHwa Micro Technology, Inc
Aptix Corporation                   Infinite Technology              Sapphire Design Automation
ARC Cores Limited                   Corporation                      Sequence Design, Inc.
Arcadia Design Systems, Inc.        Innovative Semiconductors,       Sci-worx GmbH
Aristo Technology, Inc.             Inc.                             Silicon Access Networks, Inc.
ASIC International, Inc.            Integrated Silicon Systems,      Silicon Perspective, Corporation
ATMOS Corporation                   Ltd.                             SiLutia, Inc.
Aurora VLSI, Inc.                   InternetCAD.com, Inc.            Simplex Solutions, Inc.
Averant, Inc.                       InTime Software, Inc.            SmartSand, Inc.
Axis Systems, Inc.                  Jennic, Ltd.                     Sonics, Inc.
BOPS, Inc.                          LavaLogic                        SOTA Design Technology, Inc.
Cadence Design Systems              Legend Design Technology,        Static Free Software
cadMOS Design Technology, Inc.      Inc.                             Sycon Design, Inc.
CMOS Chips, Inc                     Lexra, Inc.                      Synopsys, Inc.
CreOsys, Inc.                       LogicVision                      Syntest Technologies, Inc.
CynApps, Inc.                       MacroTech Research, Inc.         Target Compiler Technologies N.V.
Dai Nippon Printing Co., Ltd.       Magma Design Automation          Tensilica, Inc.
Denali Software, Inc.               Mentor Graphics Corporation      Tera Systems, Inc.
Easics NV                           MIPS Technologies, Inc.          Tharas Systems, Inc.
e-MDT, Inc.                         Monterey Design Systems,         Toppan Printing Co., Ltd.
Enabling Technology, Inc.           Inc.                             Transtechnic International, Inc.
Flextronics Semiconductor           Morphics Technology, Inc.        Ultima Interconnect Technology, Inc.
FOCAM Technologies, Inc.            MOSAID Technology, Inc.          VeraTest, Inc.
Gain Technology Corporation         Moscape, a Magma Company         Verplex Systems, Inc.
GDA Technologies, Inc.              MOSIS                            Videon, Inc.
Genesys Testware                    MystiCom, Ltd.                   Virtual IP Group, Inc.
Get2Chip.com, Inc.                  Numerical Technologies, Inc.     Voom, Inc.
Global Unichip Corporation          Palmchip Corporation             White Eagle Systems Technology, Inc.
Goya Technology                     Parthus Technologies PLC         Xentec, Inc.
GreenForest Consulting, Inc.        picoTurbo, Inc.                  X-VEIN, Inc.
                                    Progate Group Corporation
                                    QThink
                                    Quadic Systems, Inc.
                                    QuArc, Inc.
                                    Quickturn, A Cadence Company

     The Company has been dependent on a relatively small number of customers for a substantial portion of its annual revenue, although the customers composing this group have changed from time to time. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. None of the Company's customers has an agreement with the Company that obligates it to license future generations of products or new products, and there can be no assurance that any customer will license IP components from the Company in the future. In addition, there can be no assurance that any of the Company's customers will ship products incorporating the Company's technology or that, if such shipments occur, they will generate significant royalty revenue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results -- Customer Concentration; Limited Customer Base and Competition."

COMPETITION

     The Company's strategy of targeting semiconductor manufacturers that participate in, or may enter, the System-on-a-Chip market requires the Company to compete in intensely competitive markets. Within the merchant segment of the IP market, the Company competes primarily against Avant!, Nurlogic Corporation ("Nurlogic"), the Silicon Architects division of Synopsys, Virage Logic ("Virage") and Virtual Silicon Technologies ("Virtual Silicon"). In addition, the Company may face competition from consulting firms and companies that typically have operated in the generic library segment of the IP market and that now seek to offer customized IP components as enhancements to their generic solutions. The Company also faces significant competition from the internal design groups of semiconductor manufacturers that are expanding their manufacturing capabilities and portfolio of IP components to participate in the System-on-a-Chip market. These internal design groups compete with the Company for access to the parent's IP component requisitions and may eventually compete with the Company to supply IP components to third parties on a merchant basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results -- Competition."

PATENTS AND INTELLECTUAL PROPERTY PROTECTION

     The Company relies primarily on a combination of nondisclosure agreements and other contractual provisions and patent, trademark, trade secret, and copyright law to protect its proprietary rights. The Company has an active program to protect its proprietary technology through the filing of patents. As of September 30, 2000, the Company had 14 U.S. patents granted, 7 patent applications pending before the U.S. Patent and Trademark Office ("USPTO") and had filed six patent applications in foreign countries.

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

EMPLOYEES

     Artisan's employee population grew 7% during the past year. As of September 30, 2000, the Company had 108 employees and full-time equivalents compared to 101 at the end of the prior fiscal year. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with employees are good.

EXECUTIVE OFFICERS

     The executive officers of the Company, their positions and their ages (as of September 30, 2000) are as follows:

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Mark R. Templeton.........................  41     President, Chief Executive Officer and
                                                   Director
Scott T. Becker...........................  40     Chief Technical Officer and Director
Joy E. Leo................................  39     Vice President, Finance and Administration
                                                   and Chief Financial Officer
Dhrumil Gandhi............................  43     Vice President, Engineering
Eduard Weichselbaumer.....................  47     Vice President, Worldwide Sales
Brent Dichter.............................  39     Vice President, Product/Program Management

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

     Joy E. Leo joined the Company as Vice President of Finance and Administration and Chief Financial Officer in September 2000. From January 2000 to August 2000, she served as Vice President of Finance and Administration and Chief Financial Officer for IMP, Inc. From August 1998 to January 2000, she was Vice President of Finance, Operations and Administration at Innomedia Incorporated. From June 1995 to January 1998, she was Vice President and Chief Financial Officer for Philips Components, a division of Royal Philips Electronics N.V.

     Dhrumil Gandhi has served as Vice President of Engineering of the Company since May 1993. From July 1983 to May 1993, he served as Senior Manager for Advanced ASIC Design Systems at Mentor Graphics.

     Eduard Weichselbaumer has served as the Vice President of Worldwide Sales of the Company since May 2000. From January 1998 to December 1999 he headed the Worldwide Library Sales and Business Development team at Synopsys, Inc. From 1994 to 1997 he was President and COO of Pacific Silicon Technologies. Prior to 1994 he held senior management positions with HHB Systems, LSI Logic and Fairchild Semiconductor.

     Brent Dichter has served as the Vice President of Product/Program Management of the Company since March 2000 and as Director of Engineering from November 1998 to March 2000. From January 1997 to November 1998, he served as Vice President of Silicon Technology at Multi Dimensional Computing. From July 1995 to January 1997, he was Director of Strategic Marketing for Xilinx Incorporated.

ITEM 2. PROPERTIES

     The Company's executive, administrative and technical offices currently occupy 32,660 square feet in Sunnyvale, California, under a lease that expires in 2004. The Company sublets to a third party the 16,797 square foot space it formerly occupied in San Jose, California. The lease on the San Jose space expires in February 2001. In addition, as of September 30, 2000, the Company also leases sales and support offices in North Andover, Massachusetts, Paris, France and Tokyo, Japan. The Company is currently seeking additional space and believes that it will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock has been quoted on the Nasdaq National Market under the symbol "ARTI" since the Company's initial public offering on February 3, 1998. Prior to such time, there was no public market for the Common Stock of the Company. As of October 31, 2000, there were approximately 132 stockholders of record of the Common Stock. The following table sets forth for the periods indicated the high and low sale prices per share of the Common Stock as reported on the Nasdaq National Market.

                                               FISCAL YEAR ENDING    FISCAL YEAR ENDING
                                               SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                               ------------------    -------------------
                                                HIGH        LOW        HIGH        LOW
                                               -------    -------    --------    -------
First Quarter................................  $23.500    $ 7.250    $11.375     $4.375
Second Quarter...............................  $30.000    $14.500    $ 7.688     $5.000
Third Quarter................................  $21.188    $ 7.563    $12.250     $4.219
Fourth Quarter...............................  $14.750    $ 7.250    $14.375     $8.125

     On December 15, 2000, the reported last sale price of the Common Stock on the Nasdaq National Market was $7.69 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of September 30, 2000 and 1999 and the statement of operations data for the fiscal years ended September 30, 2000, 1999 and 1998 are derived from the financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, and which are included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of September 30, 1998, 1997 and 1996 and the statement of operations data for the fiscal years ended September 30, 1997 and 1996 are derived from the financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, and which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in the future.

                                                             FISCAL YEAR ENDED SEPTEMBER 30,
                                                      ---------------------------------------------
                                                       2000      1999      1998      1997     1996
                                                      -------   -------   -------   ------   ------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  License...........................................  $17,042   $14,138   $16,568   $8,912   $4,147
  Net royalty.......................................    3,250       729        --       --       --
                                                      -------   -------   -------   ------   ------
          Total revenue.............................   20,292    14,867    16,568    8,912    4,147
Total cost and expenses.............................   21,622    18,292    14,494    8,169    3,574
                                                      -------   -------   -------   ------   ------
Operating income/(loss).............................   (1,330)   (3,425)    2,074      743      573
Other income, net...................................    2,945     2,024     1,175      297       96
                                                      -------   -------   -------   ------   ------
Income/(loss) before provision/(benefit) for income
  taxes.............................................    1,615    (1,401)    3,249    1,040      669
Provision/(benefit) for income taxes................      533      (858)      923      356      137
                                                      -------   -------   -------   ------   ------
Net income/(loss)...................................  $ 1,082   $  (543)  $ 2,326   $  684   $  532
                                                      =======   =======   =======   ======   ======
Basic net income/(loss) per share (historical)(2)...  $  0.08   $ (0.04)  $  0.22   $ 0.13   $ 0.11
                                                      =======   =======   =======   ======   ======
Diluted net income/(loss) per share
  (historical)(2)...................................  $  0.07   $ (0.04)  $  0.18   $ 0.07   $ 0.08
                                                      =======   =======   =======   ======   ======
Pro forma net income data (unaudited)(1)............                                         $  409
Diluted net income per share (pro forma)(2).........                                         $ 0.06
                                                                                             ======
Shares used in computing:
  Basic net income/(loss) per share.................   14,334    13,569    10,457    5,456    5,040
                                                      =======   =======   =======   ======   ======
  Diluted net income/(loss) per share...............   15,456    13,569    12,917    9,657    7,010
                                                      =======   =======   =======   ======   ======

                                                                   AT SEPTEMBER 30,
                                                     ---------------------------------------------
                                                      2000      1999      1998      1997     1996
                                                     -------   -------   -------   ------   ------
                                                                    (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities...  $54,016   $48,181   $47,204   $4,554   $2,958
Working capital....................................   57,069    50,612    49,874    4,352    2,268
Total assets.......................................   71,930    64,344    59,489   12,011    5,172
Long term liabilities, net of current portion......      235       174       218       49       15
Total stockholders' equity.........................  $63,454   $57,120   $55,539   $9,348   $4,292

---------------
(1) Prior to March 1996, the Company was a subchapter S corporation and, therefore, was not subject to entity level taxation. Pro forma net income includes pro forma tax expense as if the Company were taxed as a C corporation in fiscal 1996.

(2) For an explanation of net income/(loss) per share and shares used in per share calculations, see Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements. The forward looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. Forward looking statements can often be identified by the use of forward looking words such as "may," "will," "could," "should," "expect," "believe," "anticipate," "estimate," "continue," "plan," "intend," "project," or other similar words. For a more detailed discussion of these and other business risks, see "-- Factors Affecting Future Operating Results."

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

     Beginning in late fiscal 1996, the Company implemented a royalty-based business model that is intended to generate revenue from both license fees and royalties. The Company generally licenses its products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grants these manufacturers the right to distribute the Company's IP components to their internal design teams and to distribute and sublicense to semiconductor design companies that manufacture at the same facility. In cases where the semiconductor manufacturer does not have the infrastructure necessary to distribute and support the Company's IP components, the Company performs the distribution function directly to the customers of the semiconductor manufacturer. License fees and royalties are received under the terms of license agreements with customers to provide the Company's IP component products. Typically, a customer licenses one or more products that are accompanied by layout databases, views to support a customer's IC design tool environment and design methodology documentation. The license of the Company's products typically involves a sales cycle of six to 12 months and often coincides with a customer's migration to a new manufacturing process. The Company's contracts generally require a customer to pay a license fee to Artisan ranging from approximately $250,000 to $700,000 for each product delivered under a contract. The Company's contracts generally require a customer to pay a portion of the license fees upon signing of the contract with the final payment due within 30 to 60 days after the completion of customization, which generally takes three to six months. Royalty payments are calculated based on per unit sales of ICs or wafers containing the Company's IP components. Given that the Company provides its products early in the customer's IC design process, there is a significant delay between the delivery of a product and the generation of royalty revenue.

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

     The Company has received royalty reports from four of its customers. Net royalty revenue was 16% and 5% of total revenue in fiscal 2000 and 1999, respectively. According to contract terms, a portion of each royalty payment is credited back to the customer's account for use as payment of license fees for future orders placed with the Company. The remaining portion of the royalty is reported as net royalty revenue. The amount of credit back that can be earned by a customer is limited to the cumulative amount of orders placed by that customer for a given process technology. The Company's success will depend, in part, on its ability to generate royalty revenue from a substantially larger number of designs and on many of these designs achieving large manufacturing volumes. See "-- Factors Affecting Future Operating
Results -- Fluctuations in Operating Results -- Dependence on License Fee and Royalty Royalty-Based Business Model."

     The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers composing this group have changed from time to time. In fiscal 2000, TSMC, Sharp and NEC accounted for 35%, 12% and 10% of revenue, respectively. In fiscal 1999, NEC, TSMC, Conexant and UMC accounted for 25%, 19%, 14% and 13% of revenue, respectively. In fiscal 1998, TSMC, OKI and UMC accounted for 14%, 11% and 11% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. See "-- Factors Affecting Future Operating
Results -- Customer Concentration; Limited Customer Base."

     Historically, a substantial portion of the Company's revenue has been international revenue. In fiscal 2000, 1999 and 1998, international revenue, primarily in Asia and Europe, represented 86%, 67% and 84%, respectively, of the Company's revenue. The Company anticipates that international revenue will remain a substantial portion of its revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. See "-- Factors Affecting Future Operating Results -- Risks Associated with International Customers."

     While net royalty revenue accounted for 16% of total revenue in fiscal 2000, the Company derives a substantial majority of all of its revenue from license fees associated with sales of its products, including support and maintenance, that together accounted for 84%, 95% and 100% of total revenue in fiscal 2000, 1999 and 1998, respectively. Although the percent of revenue represented by license revenue has declined, the Company expects that license revenue will continue to account for a substantial portion of the Company's revenue for the foreseeable future. See "-- Results of Operations" and "-- Factors Affecting Future Operating Results -- Product Concentration."

     Since the Company's inception in April 1991, each of the Company's cost and expense categories has generally increased as the Company has added personnel and increased its activities in these areas. The Company intends to continue making significant expenditures, particularly those associated with engineering and sales and marketing, and expects that these costs and expenses will continue to be a large percentage of revenue in future periods.

     The Company in the past has experienced delays in the progress of certain projects, and there can be no assurance that such delays will not occur in the future. Any delay or failure to achieve progress could result in damage to customer relationships and the Company's reputation, under-utilization of engineering resources or a delay in the market acceptance of the Company's products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, some of the Company's older contracts with customers generally may be canceled without cause, and if a customer cancels or delays performance under any such contracts, the Company's business, operating results and financial condition could be materially adversely affected. The Company's costs and expenses will be based in part on the Company's expectations of future revenue. Accordingly, if the Company does not realize its expected revenue, its business, operating results and financial condition could be materially adversely affected. The Company has, in the past, experienced periods of negative growth as well as declines in the rate of growth of its revenue as compared with prior periods. There can be no assurance that the Company will experience positive revenue growth in the future. See "-- Factors Affecting Future Operating Results -- Fluctuations in Operating Results."

     In connection with the grant of options for the purchase of 96,200 shares of Common Stock to employees during the period from December 1996 through March 1997 and 15,000 shares of Common Stock to non-employees in January 1998, the Company recorded aggregate deferred compensation of approximately $281,000, representing the difference between the deemed fair value of the Common Stock and the option exercise price at the date of grant. Such deferred compensation is amortized over the vesting period relating to the options, of which approximately $56,000, $87,000 and $80,000 were amortized during fiscal 2000, 1999 and 1998, respectively.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of total revenue:

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Revenue:
  License...................................................   84.0%     95.1%    100.0%
  Net royalty...............................................   16.0       4.9       0.0
                                                              -----     -----     -----
          Total revenue.....................................  100.0     100.0     100.0
                                                              -----     -----     -----
Costs and expenses:
  Cost of revenue...........................................   26.9      40.1      30.0
  Product development.......................................   33.7      31.1      21.6
  Sales and marketing.......................................   34.5      34.3      24.3
  General and administrative................................   11.5      17.5      11.6
                                                              -----     -----     -----
          Total cost and expenses...........................  106.6     123.0      87.5
                                                              -----     -----     -----
Operating income/(loss).....................................   (6.6)    (23.0)     12.5
Other income, net...........................................   14.5      13.6       7.1
                                                              -----     -----     -----
Income/(loss) before provision for income taxes.............    7.9      (9.4)     19.6
Provision/(benefit) for income taxes........................    2.6      (5.7)      5.6
                                                              -----     -----     -----
Net income/(loss)...........................................    5.3%     (3.7)%    14.0%
                                                              =====     =====     =====

FISCAL YEARS 2000, 1999 AND 1998

                                               CHANGE                   CHANGE
                                   2000      INC /(DEC)     1999      INC /(DEC)     1998
                                  -------    ----------    -------    ----------    -------
                                                   (DOLLARS IN THOUSANDS)
Total Revenue...................  $20,292       36.5%      $14,867      (10.3)%     $16,568

     Artisan's total revenue increased by 36.5% in fiscal 2000 compared to fiscal 1999. The increase in total revenue was primarily attributable to an increase in net royalty revenue of $2.5 million, increased revenue from support and maintenance contracts of $1.3 million and increased licensing of I/O, memory and standard cell products of $1.6 million in fiscal 2000. Gross royalty payments are calculated based on per unit sales of ICs or wafers containing the Company's IP components. Total gross royalties for fiscal 2000 were $4.9 million. From this amount, a portion was credited back to the customer's account for use as payment of license fees for future orders to be placed with the Company. The remaining portion of the royalty, or $3.3 million in fiscal 2000, was reported as net royalty revenue. Total gross royalties for fiscal 1999 were $1.1 million. Of this amount, $729,000 was reported as net royalty revenue in fiscal 1999.

     The 10.3% decrease in fiscal 1999 total revenue, as compared to fiscal 1998 total revenue, was primarily attributable to a $3.9 million decrease in licensing revenues from the Company's memory products due to reduced customer orders for these products, partially offset by the addition of net royalty revenue of $729,000 and by increases in revenue from support contracts and licensing of I/O and standard cell products of $1.5 million. Total gross royalties for fiscal 1999 were $1.1 million.

  Cost and Expenses

                                                   CHANGE                 CHANGE
                                        2000     INC /(DEC)    1999     INC /(DEC)    1998
                                       -------   ----------   -------   ----------   ------
                                                      (DOLLARS IN THOUSANDS)
Engineering costs (incl. cost of
  revenue and product development)...  $12,299      16.2%     $10,588      24.0%     $8,542

     Engineering costs are allocated between cost of revenue and product development expenses. Engineering efforts devoted to developing products for specific customer projects are recognized as cost of revenue. The balance of engineering costs, incurred for general development of Artisan's technology, is charged to product development. Engineering costs generally are expensed as incurred. Engineering costs increased by 16.2% in fiscal 2000. The absolute dollar increase in engineering costs of $1.7 million in fiscal 2000, as compared with fiscal 1999, was primarily due to an increase in headcount and personnel expenses of $1.0 million, increased computer and networking equipment maintenance and depreciation of $517,000 and increased use of outside contractors of $220,000.

     Engineering costs increased 24.0% in fiscal 1999. The absolute dollar increase in engineering costs of $2.0 million was primarily due to an increase in headcount and personnel expenses of $1.4 million and increased computer and networking equipment maintenance and depreciation of $628,000.

                                                CHANGE                  CHANGE
                                     2000     INC /(DEC)     1999     INC /(DEC)     1998
                                    ------    ----------    ------    ----------    ------
                                                    (DOLLARS IN THOUSANDS)
     Cost of Revenue..............  $5,462       (8.3)%     $5,957       20.1%      $4,962

          Cost of revenue decreased by 8.3% in fiscal 2000. The absolute dollar decrease in cost of revenue of $495,000 in fiscal 2000, as compared with fiscal 1999, was due to fewer engineering hours allocated to revenue-generating projects in fiscal 2000.

          Cost of revenue increased by 20.1% in fiscal 1999. The absolute dollar increase in cost of revenue of $995,000 in fiscal 1999, as compared with fiscal 1998, was due to increases in headcount and costs associated with delivering product to, and supporting, a growing customer base.

                                                CHANGE                  CHANGE
                                     2000     INC /(DEC)     1999     INC /(DEC)     1998
                                    ------    ----------    ------    ----------    ------
                                                    (DOLLARS IN THOUSANDS)
     Product Development
  Expenses........................  $6,837       47.6%      $4,631       29.4%      $3,580

          Product development expenses increased by 47.6% in fiscal 2000. The absolute dollar increase in product development expenses of $2.2 million in fiscal 2000, as compared with fiscal 1999, was attributable to an increase in headcount and personnel expenses, increased computer and networking equipment maintenance and depreciation costs and increased use of outside contractors. The Company expects that product development expenses will continue to increase in absolute dollars.

          Product development expenses increased by 29.4% in fiscal 1999. The absolute dollar increase in product development expenses of $1.1 million in fiscal 1999, as compared with fiscal 1998, was attributable to an increase in headcount and personnel expenses and increased computer and networking equipment maintenance and depreciation costs.

                                                 CHANGE                  CHANGE
                                      2000     INC /(DEC)     1999     INC /(DEC)     1998
                                     ------    ----------    ------    ----------    ------
                                                     (DOLLARS IN THOUSANDS)
Sales and Marketing Expenses.......  $6,999       37.1%      $5,105       26.7%      $4,030

     Sales and marketing expenses include salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses increased by 37.1% in fiscal 2000. The increase in absolute dollars in sales and marketing expenses of $1.9 million in fiscal 2000, as compared with fiscal 1999, was attributable to increased headcount and personnel-related expenses of approximately $1.4 million, as well as higher travel expense of $359,000 and increases in other expenses of $155,000. Headcount and related costs, travel costs and facilities and equipment costs increased due to the continued investment to support an increasing end user customer base. Marketing program expenses decreased because of a reduction in the amount of collateral and documentation materials, as these materials are now primarily provided electronically. The Company expects sales and marketing expenses to increase in absolute dollars in the future as the Company increases headcount to expand account coverage and provide increased end user customer support.

     Sales and marketing expenses increased by 26.7% in fiscal 1999. The increase in absolute dollars of $1.1 million in sales and marketing expenses in fiscal 1999, as compared with fiscal 1998, was attributable to increased headcount and personnel-related expenses of approximately $381,000, higher travel expenses of $350,000 and increased advertising and trade show expenses plus investment in new marketing programs of approximately $311,000. Advertising and trade show expenses increased in fiscal 1999 because the Company attended numerous small trade shows and allocated more resources to enhance its profile with potential end-user customers at the Design Automation Conference trade show. New marketing program expenditures increased in fiscal 1999 as a result of the Company's investment in telemarketing personnel and collateral materials to support its growing end-user customer base.

                                             CHANGE                    CHANGE
                                  2000     INC /(DEC)       1999     INC /(DEC)       1998
                                 ------    ----------      ------    ----------      ------
                                                   (DOLLARS IN THOUSANDS)
General and Administrative
  Expenses.....................  $2,324      (10.6)%       $2,599       35.2%        $1,922

     General and administrative expenses decreased by 10.6% in fiscal 2000. The absolute dollar decrease in general and administrative expenses of $275,000 in fiscal 2000, as compared with fiscal 1999, was due to lower bad debt expense of $394,000, lower headcount and personnel-related expenses of approximately $101,000, offset by increased legal fees and outside recruitment services of $220,000, due primarily to the Company's need for legal counsel during the time that no in-house counsel was employed with the Company and professional recruiting fees for the Company's new Chief Financial Officer. The Company expects general and administrative expenses to grow in absolute dollars in future periods as the Company expands its operations.

     General and administrative expenses increased by 35.2% in fiscal 1999. The absolute dollar increase in general and administrative expenses of $677,000 in fiscal 1999, as compared with fiscal 1998, was due to bad debt expense related to deterioration in the financial and/or business condition of two of the Company's customers and an increase in the general reserve for doubtful accounts totaling $369,000, headcount additions in late fiscal 1998 which increased 1999 expenses by approximately $135,000 and increased costs of public reporting, additional accounting and legal fees, increased insurance costs and professional recruiting fees totaling $173,000, primarily due to the Company's status as a publicly-held company for only part of fiscal 1998 but for all of fiscal 1999.

                                             CHANGE                    CHANGE
                                  2000     INC /(DEC)       1999     INC /(DEC)       1998
                                 ------    ----------      ------    ----------      ------
                                                   (DOLLARS IN THOUSANDS)
Other Income, net..............  $2,945       45.5%        $2,024       72.3%        $1,175

     Other income increased by 45.5% in fiscal 2000. The growth in other income of $921,000 in fiscal 2000, as compared with fiscal 1999, reflected a higher rate of return on the Company's investment portfolio as well as a larger portfolio balance during fiscal 2000.

     Other income increased by 72.3% in fiscal 1999. The growth in other income of $849,000 in fiscal 1999, as compared with fiscal 1998, reflects a full year of interest income from investments in fiscal 1999 as compared to a partial year in fiscal 1998, since the Company invested proceeds from an initial public offering and secondary public offering completed in February 1998 and April 1998, respectively. The increased other income also reflects higher interest income earned as a result of the Company's decision to move from tax-exempt investments in fiscal 1998 to taxable investments early in fiscal 1999.

                                             CHANGE                    CHANGE
                                  2000     INC /(DEC)       1999     INC /(DEC)       1998
                                 ------    ----------      ------    ----------      ------
                                                   (DOLLARS IN THOUSANDS)
Provision (benefit) for Income
  Taxes........................  $  533        N/A         $ (858)       N/A         $  923

     The income tax provision was $533,000 in fiscal 2000. The income tax benefit was $858,000 in fiscal 1999 and the income tax provision in fiscal 1998 was $923,000. The effective tax rate was 33.0% in fiscal 2000 and 28.4% in 1998. The tax provisions in fiscal 2000 and 1998 were due to the taxable operating income in fiscal 2000 and fiscal 1998. The tax benefit in fiscal 1999 was due to the operating loss in that year. The difference between the statutory and effective rates of income tax is due to the impact of state taxes and tax-free interest income and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily from revenue received from inception to September 30, 2000, the net proceeds of $27.1 million from its February 1998 initial public offering of Common Stock, the net proceeds of $15.8 million from its April 1998 secondary offering of Common Stock and, to a lesser extent, the proceeds of approximately $7.7 million from the sale of Preferred Stock and a warrant.

     The Company's operating activities provided net cash of $3.6 million, $2.3 million and $2.1 million in fiscal 2000, 1999 and 1998, respectively. Net cash provided by operating activities in fiscal 2000 was primarily due to net income plus depreciation and amortization and changes in accounts payable and other liabilities and deferred revenue offset by deferred taxes. Net cash provided by operating activities in fiscal 1999 was due to deferred revenue, depreciation and amortization and accounts payable and other liabilities, offset by contract receivables, deferred taxes and the Company's net loss. Net cash provided by operating activities in fiscal 1998 was primarily due to net income plus depreciation and amortization offset by contract receivables, prepaid expenses and other assets.

     Net cash provided by investing activities was $11.0 million in fiscal 2000 and net cash used in investing activities was $25.2 million in fiscal 1999 and $10.2 million in fiscal 1998. Investing activities in fiscal 2000 consisted primarily of net sales of marketable securities and purchase of property and equipment. Investing activities in fiscal 1999 and 1998 consisted primarily of net purchases of marketable securities offset by purchases of property and equipment. See Notes 5 and 6 of the Notes to Consolidated Financial Statements.

     Net cash provided by financing activities was $3.5 million, $1.6 million and $43.6 million in fiscal 2000, 1999 and 1998, respectively. In fiscal 2000 and 1999, financing activities consisted of proceeds from issuance of Common Stock to employees upon the exercise of stock options or in connection with the Company's 1997 employee stock purchase plan. In fiscal 1998, financing activities consisted primarily of sales of the Company's Common Stock in its initial public offering and secondary public offering.

     As of September 30, 2000, the Company had cash, cash equivalents and current marketable securities of $54.0 million. As of September 30, 2000, the Company had retained earnings of $3.8 million and working capital of $57.1 million that includes the current portion of deferred revenue of $4.6 million. The Company anticipates spending approximately $4.0 million in capital expenditures over the next 12 months.

     The Company intends to continue to invest heavily in the development of new products and enhancements to its existing products. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license and royalty revenue, available borrowings under line of credit arrangements and other factors. The Company believes that its current cash and investment balances and any cash generated from operations and from available or future debt financing will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. However, from time to time, the Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, operating results and financial condition. See "-- Factors Affecting Future Operating
Results -- Future Capital Needs; Uncertainty of Additional Funding."

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to defer for one quarter, and in June 2000 issued SAB No. 101B to defer for an additional two quarters, the effective date of implementing SAB No. 101, with earlier application encouraged. The adoption of SAB No. 101 is required in the first quarter of fiscal 2001. The Company does not expect the adoption of SAB No. 101 to have a material effect on its financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25." FIN 44 clarifies, among other issues (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and January 15, 2000, and others that became effective after June 30, 2000. The adoption of this interpretation did not have a material impact on the Company's financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

  Interest Rate Risk

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

     The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying values approximate fair values at September 30, 2000 and 1999. All investments mature in one year or less.

                                           CARRYING       AVERAGE RATE          CARRYING      AVERAGE RATE
                                           VALUE AT       OF RETURN AT          VALUE AT      OF RETURN AT
                                        SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,
                                             2000             2000                1999            1999
                                        --------------    -------------      --------------   -------------
                                        (IN THOUSANDS)    (ANNUALIZED)       (IN THOUSANDS)   (ANNUALIZED)
INVESTMENT SECURITIES:
Cash equivalents -- variable rate.....     $ 4,544             5.8%             $ 1,619            4.7%
Money market funds -- variable rate...         618             6.3%                 678            5.2%
Cash equivalents -- fixed rate........      28,116             6.6%              12,936            5.3%
Short-term investments -- fixed
  rate................................      20,738             6.7%              32,948            5.6%
                                           -------                              -------
          Total investment
            securities................     $54,016                              $48,181
                                           =======                              =======

FACTORS AFFECTING FUTURE OPERATING RESULTS

  Fluctuations in Operating Results

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

     The Company's sales cycle can be lengthy and is subject to a number of risks over which the Company has little or no control. As a result of the significant dollar amounts represented by a single customer order, the timing of the receipt of an order can have a significant impact on the Company's revenue for a particular period. In addition, because the Company's revenue is concentrated among a small number of customers, a decline or a delay in the recognition of revenue from one customer in a period may cause the Company's business, operating results and financial condition in such period to be materially adversely affected and may lead to significant fluctuations from quarter to quarter. Any significant or ongoing failure to obtain new orders from customers or to collect outstanding accounts receivable would have a material adverse effect on the Company's business, operating results and financial condition. The Company has, in the past, experienced periods of negative growth as well as declines in the rate of growth of its revenue as compared with prior periods. There can be no assurance that the Company will experience stable or increasing revenues in the future.

     To date, a substantial majority of the Company's revenue has been recognized on a percentage of completion method. Provisions for estimated losses on the uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. As the completion period ranges from three to six months, revenue in any quarter is dependent on the Company's progress toward completion of the project. There can be no assurance that the Company's estimates will be accurate, and, in the event they are not, the Company's business, operating results and financial condition in subsequent periods could be materially adversely affected. From time to time, the Company experiences delays in the progress of certain projects, and there can be no assurance that such delays will not occur in the future. Any delay or failure to achieve progress could result in damage to customer relationships and the Company's reputation, under-utilization of engineering resources or a delay in the market acceptance of the Company's products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, some of the Company's older contracts with customers generally may be canceled without cause, and, if a customer cancels or delays performance under any such contracts, the Company's business, operating results and financial condition could be materially adversely affected. See
"-- Results of Operations."

  Dependence on License Fee-and Royalty-Based Business Model

     The Company has historically generated revenue from license fees only. Beginning in late fiscal 1996, the Company implemented a business model that is intended to generate revenue from both license fees and royalties. The Company generally licenses its products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grants these manufacturers the right to distribute the Company's IP components to their internal design teams and to distribute and sublicense to semiconductor design companies that manufacture at the same facility. In cases where the semiconductor manufacturer does not have the infrastructure necessary to distribute and support the Company's IP components, the Company performs the distribution function directly to the customers of the semiconductor manufacturer. Given that the Company provides its products early in the customer's IC design process, there is a significant delay between the delivery of a product and the generation of royalty revenue. Royalty payments are calculated based on per unit sales of ICs or wafers containing the Company's IP. A portion of these payments is credited back to the customer's account for use as payment of license fees for future orders to be placed with the Company. The remaining portion of the royalty is reported as net royalty revenue. In the third quarter of fiscal 1999, the Company received its first royalty revenue. The Company's success will depend, in part, on its ability to generate royalty revenue from a substantially larger number of designs and on many of these designs achieving large manufacturing volumes. The Company's ability to generate such royalty revenue will in turn depend in part on its ability to negotiate, structure, monitor and enforce agreements for the determination and payment of royalties. There can be no assurance that the Company will be successful in expanding the number of royalty bearing contracts with customers, and there can be no assurance that the Company will receive significant royalty revenue in the future. See "-- Dependence on Semiconductor Manufacturers; Dependence on Semiconductor and Electronics Industries" and
"-- Customer Concentration; Limited Customer Base."

     The Company believes that its long-term success will be substantially dependent on future royalties. In addition, the Company faces risks inherent in a royalty-based business model. In particular, the Company's ability to forecast royalty revenue is limited by factors that are beyond the Company's ability to control or assess in advance. Royalties are recognized in the quarter in which the Company receives a royalty report from its customers and are dependent upon fluctuating sales volumes. In addition, under the royalty-based business model, the Company's revenue is dependent upon the sales by its customers of products that incorporate the Company's technology. Even if the Company's technology is adopted, there can be no assurance that it will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to the Company. The Company also faces risks relating to the accuracy and completeness of the royalty collection process. The Company has only limited experience and systems in place to conduct reviews of the accuracy of the royalty reports it receives from its licensees. The Company has the right to audit its licensee's records to ensure the integrity of their royalty reporting systems; however, such audits may only be conducted periodically and are at the Company's expense in the event that no material errors in reported royalties are found. The Company does not have internal systems or staff dedicated to monitoring the royalty obligations of its customers, and if it were to implement such systems and hire such staff in the short term, the costs of those systems and staff could largely offset the revenue the Company receives in the form of royalties. See "-- Results of Operations."

  Dependence on Emergence of Merchant IP Component Market and Broad Market Acceptance of the Company's Products

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

  Competition

     Within the merchant segment of the IP component market, the Company primarily competes against Avant!, Nurlogic, the Silicon Architects division of Synopsys, Virage and Virtual Silicon. The Company may face competition from consulting firms and companies that typically have operated in the generic library segment of the IP market and that now seek to offer customized IP components as enhancements to their generic solutions. The Company also faces significant competition from the internal design groups of semiconductor manufacturers that are expanding their manufacturing capabilities and portfolio of IP components to participate in the System-on-a-Chip market. These internal design groups compete with the Company for access to the parent's IP component requisitions and may eventually compete with the Company to supply IP components to third parties on a merchant basis. There can be no assurance that internal design groups will not expand their product offerings to compete directly with those of the Company or will not actively seek to participate as merchant vendors in the IP component market by selling to third party semiconductor manufacturers or, if they do, that the Company will be able to compete against them successfully. In addition to competition from companies in the merchant IP component market, the Company faces competition from vendors that supply electronic design automation ("EDA") software tools, including certain of those mentioned above, and there can be no assurance that the Company will be able to compete successfully against them.

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

  Dependence on Semiconductor Manufacturers; Dependence on Semiconductor and Electronics Industries

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

  Customer Concentration; Limited Customer Base

     The Company has been dependent on a relatively small number of customers for a substantial portion of its annual revenue, although the customers composing this group have changed from time to time. In fiscal

2000, TSMC, Sharp and NEC accounted for 35%, 12% and 10% of total revenue, respectively. In fiscal 1999, NEC, TSMC, Conexant and UMC accounted for 25%, 19%, 14% and 13% of revenue, respectively. In fiscal 1998, TSMC, OKI and UMC accounted for 14%, 11% and 11% of total revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products.

     None of the Company's customers has a written agreement with the Company that obligates it to license future generations of products or new products, and there can be no assurance that any customer will license IP components from the Company in the future. In addition, there can be no assurance that any of the Company's customers will ship products incorporating the Company's technology or that, if such shipments occur, they will generate significant revenue. The loss of one or more of the Company's major customers, reduced orders by one or more of such customers, the failure of one or more customers to pay license or royalty fees due to the Company or the failure of a customer to ship products containing the Company's IP components could materially adversely affect the Company's business, operating results and financial condition. The Company's business, operating results and financial condition may also be materially adversely affected if customers experience project delays and/or new or existing customers delay new bookings or fail to place anticipated orders. The Company faces numerous risks in successfully obtaining orders from customers on terms consistent with the Company's business model, including, among others, the lengthy and expensive process of building a relationship with a potential customer before reaching an agreement with such party to license the Company's products; persuading large semiconductor manufacturers to work with, to rely for critical technology on, and to disclose proprietary information to a smaller company, such as the Company and persuading potential customers to bear certain development costs associated with development of customized components. There are a relatively limited number of semiconductor manufacturers to which the Company can license its technology in a manner consistent with its business model and there can be no assurance that such manufacturers will rely on merchant IP components or adopt the Company's products. See "-- Competition" and "Business -- Customers."

  Product Concentration

     While net royalty revenue accounted for 16% of total revenue in fiscal 2000, the Company derives substantially all of its revenue from license fees associated with sales products, including support and maintenance, that together accounted for 84%, 95% and 100% of total revenue in fiscal 2000, 1999 and 1998, respectively. Although the percent of revenue represented by license revenue has declined, the Company expects that license revenue will continue to account for a substantial portion of the Company's revenue for the foreseeable future. There can be no assurance that the Company will continue to derive revenue from license revenue and a decline in license revenue would have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend in significant part on the successful development, introduction and customer acceptance of new products. See "Results of Operations."

  Lengthy Sales Cycle and Design Process

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

  Risks Associated with International Customers

     Historically, a substantial portion of the Company's total revenue has been international revenue. In fiscal 2000, 1999 and 1998, international revenue, primarily in Asia and Europe, represented 86%, 67% and 84%, respectively, of the Company's total revenue. The Company anticipates that international revenue will remain a substantial portion of its total revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. In the event that the Company's competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the U.S. dollar, the Company may experience fewer orders from international customers whose business is based primarily on the less expensive currency. There can be no assurance that present or future dislocations with respect to international financial markets will not have a material adverse effect on the Company's business, operating results and financial condition. The Company intends to continue to expand its sales and marketing activities in Asia and Europe. The Company's expansion of its international business involves a number of risks including the impact of possible recessionary environments in economies outside the United States; political and economic instability; exchange rate fluctuations; longer accounts receivable collection periods and greater difficulty in accounts receivable collection; unexpected changes in regulatory requirements; reduced or limited protection for intellectual property rights; export license requirements; tariffs and other trade barriers and potentially adverse tax consequences. There can be no assurance that the Company will be able to sustain or increase revenue derived from international customers or that the foregoing factors will not have a material adverse effect on the Company's business, operating results and financial condition. See "-- Results of Operations" and "Business -- Sales, Marketing and Distribution."

  New Product Development and Technological Change

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

  Dependence on Key Personnel

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

  Management of Growth

     The ability of the Company to license its products and manage its business successfully in a rapidly evolving market requires an effective planning and management process. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. From September 30, 1996 to September 30, 2000, the Company grew from 28 to 108 employees and full-time equivalents. The Company's customers rely heavily on the Company's technological expertise in designing, testing and manufacturing products incorporating the Company's IP components. Relationships with new customers generally require significant engineering support. As a result, any increase in the demand for the Company's products will increase the strain on the Company's personnel, particularly its engineers. The Company's financial and management controls, reporting systems and procedures are also limited. Although some new controls, systems and procedures have been implemented, the Company's future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls, and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition. Further, the Company will be required to manage multiple relationships with various customers and other third parties and must successfully implement its royalty business model. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to offer its services and products successfully and to implement its business plan. The Company's inability to manage any future growth effectively would have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Employees."

  Risks Associated with Protection of Intellectual Property

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

  Future Capital Needs; Uncertainty of Additional Funding

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

  Potential Volatility of Stock Price

     The trading price of the Company's Common Stock has in the past been and could in the future be subject to significant fluctuations in response to quarterly variations in the Company's results of operations; announcements regarding the Company's product developments; announcements of technological innovations or new products by the Company, its customers or competitors; release of reports by securities analysts; changes in security analysts' recommendations; developments or disputes concerning patents or proprietary rights or other events. Also, at some future time, the Company's revenues and results of operations may be below the expectations of public market securities analysts or investors, resulting in significant fluctuations in the market price of the Company's Common Stock. In addition, the securities markets have from time to time experienced significant price and volume fluctuations which have particularly affected the market prices for high technology companies and which often are unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, political and market conditions may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has occurred against that company. Such litigation could result in substantial costs and would at a minimum divert management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities. See "Market for Registrant's Common Equity and Related Stockholder Matters -- Price Range of Common Stock."

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements and the independent accountants' report appear on pages 33 through 48 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item concerning the Company's directors is incorporated by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's proxy statement relating to the Annual Meeting of Stockholders to be held March 7, 2001 to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Materials"). Certain information required by this item concerning executive officers is set forth in
Part I of this Report under the caption "Business -- Executive Officers" and certain other information required by this item is incorporated by reference to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Materials.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following financial statements are incorporated by reference in Item 8 of this Report:

                        DESCRIPTION                           PAGE
                        -----------                           ----
Report of Independent Accountants...........................   32
Consolidated Balance Sheets at September 30, 2000 and
  1999......................................................   33
Consolidated Statements of Operations for the years ended
  September 30, 2000, 1999 and 1998.........................   34
Consolidated Statements of Stockholders' Equity for the
  years ended September 30, 1998, 1999 and 2000.............   35
Consolidated Statements of Cash Flows for the years ended
  September 30, 2000, 1999 and 1998.........................   36
Notes to Consolidated Financial Statements..................   37

     (a)(2) Financial Statement Schedules

                        DESCRIPTION                           PAGE
                        -----------                           ----
Schedule II -- Valuation and Qualifying Accounts and
  Reserves..................................................   49

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

     (a)(3) Exhibits

    NUMBER                           DESCRIPTION OF EXHIBIT
    ------                           ----------------------
    3.1(1)        Amended and Restated Certificate of Incorporation of the
                  Registrant.
    3.3(1)        Bylaws of the Registrant.
    4.2(1)        First Amended and Restated Registration Rights Agreement
                  dated December 17, 1996 by and among the Registrant and the
                  Shareholders named therein.
    10.1(1)       Form of Indemnification Agreement for directors and
                  executive officers.
    10.2(1)       1993 Stock Option Plan and form of agreement thereunder.
    10.3(1)       1997 Employee Stock Purchase Plan.
    10.4(1)       1997 Director Stock Option Plan.
    10.5(1)       Lease Agreement dated December 13, 1995 between Registrant and Spieker Properties, L.P. for 2077 Gateway Place, San
                  Jose, California office.
    10.5.1(1)     Sublease dated October 10, 1997 between the Registrant and
                  Unison Software, Inc.
    10.5.2(1)     First Addendum to Sublease dated October 14, 1997 between
                  the Registrant and Unison Software, Inc.
    10.5.3(1)     Fixed Asset Purchase Agreement dated October 10, 1997
                  between the Registrant and Unison Software, Inc.
    10.6(1)       Series A Preferred Stock Purchase Agreement dated March 21,
                  1996 by and among the Registrant and the Purchasers named
                  therein.
  .710(1)(2)      Purchase and License Agreement dated April 9, 1996 between the Registrant and OKI Electric Industry Co., Ltd. And
                  amendments thereto.
    10.8(1)       Business Loan Agreement dated May 8, 1996 between the
                  Registrant and Union Bank of California, N.A. and
                  attachments thereto.
    10.9(1)       Offer Letter dated August 29, 1996 between the Registrant
                  and Jeffrey A. Lewis and letter amendment dated September 5,
                  1996 thereto.
 .1010(2)(1)      Collaboration Agreement dated December 4, 1996 between the
                  Registrant and SGS-THOMSON MICROELECTRONICS S.r.l.

    NUMBER                           DESCRIPTION OF EXHIBIT
    ------                           ----------------------
    10.11(1)      Series B Preferred Stock Purchase Agreement dated December
                  17, 1996 by and among the Registrant and the Purchasers
                  named therein.
 .1210(2)(1)      OEM Agreement dated December 6, 1996 between the Registrant and Synopsys, Inc.
 .1310(2)(1)      License Agreement dated June 16, 1997 between the Registrant and Fujitsu Microelectronics, Inc.
    10.14(1)      Lease Agreement dated June 16, 1997 between Registrant,
                  Richard Bowling and Katherine Bowling for 1195 Bordeaux
                  Drive, Sunnyvale, California office.
    10.15(1)      Severance Agreement dated June 20, 1997 between the
                  Registrant and Robert D. Selvi.
    10.16(1)      Offer Letter dated July 31, 1997 between the Registrant and
                  Larry J. Fagg.
    10.17(3)      Confidential Mutual Release and Settlement Agreement
                  effective as of April 15, 1998 between the Registrant and
                  Daniel I. Rubin.
    10.18(3)      Form of License Agreement.
 .1910(2)(3)      License Agreement dated as of November 30, 1997 between the
                  Registrant and Taiwan Semiconductor Manufacturing
                  Corporation, as amended.
    10.20(4)      Commercial Lease Agreement dated December 1, 1999 by and
                  between the Registrant and The Dai-Tokyo Fire and Marine
                  Insurance Co., Ltd.
    10.21(4)      Commercial Lease Agreement dated December 1, 1999 by and
                  between the Registrant and Kenrick Investment Group.
    10.22(2)      Amendment dated September 30, 1999 to License Agreement
                  dated as of November 30, 1997 between the Registrant and
                  Taiwan Semiconductor Manufacturing Corporation, as amended.
    10.23(2)      Amendment dated June 30, 2000 to License Agreement dated as of November 30, 1997 between the Registrant and Taiwan
                  Semiconductor Manufacturing Corporation, as amended.
    10.24         Consulting Agreement dated July 21, 2000 between the
                  Registrant and Leon Malmed.
    10.25         Severance Agreement dated September 11, 2000 between the
                  Registrant and Joy E. Leo.
    21.1(3)       Subsidiaries of the Registrant
    23.1          Consent of PricewaterhouseCoopers LLP, independent
                  accountants.
    24.1          Power of Attorney (see page 31).
    27.1          Financial Data Schedule.

---------------
(1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-41219) which was declared effective on February 2, 1998.

(2) Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to confidential treatment requests under 17 C.F.R. Sections 200.80(b)(4), 200.83, 230.46 and 240.24b-2.

(3) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-50243) which was declared effective on April 29, 1998.

(4) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (No. 000-23649) which was filed on December 10, 1999.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the registrant during the year ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARTISAN COMPONENTS, INC.

                                          By:     /s/ MARK R. TEMPLETON
                                            ------------------------------------
                                                     Mark R. Templeton
                                             President, Chief Executive Officer
                                                        and Director

                                          By:        /s/ JOY E. LEO
                                            ------------------------------------
                                                         Joy E. Leo
                                                Vice President, Finance and
                                                        Administration
                                                and Chief Financial Officer

Dated: December 22, 2000

                               POWER OF ATTORNEY

     Know All Men By These Presents, that each person whose signature appears below constitutes and appoints Mark R. Templeton, Joy E. Leo and Scott T. Becker, jointly and severally, his or her attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----

                /s/ MARK R. TEMPLETON                      President and Chief       December 22, 2000
-----------------------------------------------------  Executive Officer, Director
                 (Mark R. Templeton)                       (Principal Executive
                                                                 Officer)

                   /s/ JOY E. LEO                      Vice President, Finance and   December 22, 2000
-----------------------------------------------------    Administration and Chief
                    (Joy E. Leo)                       Financial Officer (Principal
                                                         Financial and Accounting
                                                                 Officer)

                 /s/ SCOTT T. BECKER                     Chief Technology Officer    December 22, 2000
-----------------------------------------------------          and Director
                  (Scott T. Becker)

                 /s/ LUCIO L. LANZA                          Chairman of the         December 22, 2000
-----------------------------------------------------       Board of Directors
                  (Lucio L. Lanza)

                   /s/ LEON MALMED                               Director            December 22, 2000
-----------------------------------------------------
                    (Leon Malmed)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Artisan Components, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 29 present fairly, in all material respects, the financial position of Artisan Components, Inc. and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the index appearing under Item 14(a)(2) on page 29 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
October 20, 2000

                            ARTISAN COMPONENTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Current assets:
  Cash and cash equivalents.................................  $33,278    $15,233
  Marketable securities.....................................   20,738     32,948
  Contract receivables (net of allowance of $285 and $746 at
     September 30, 2000 and 1999, respectively).............    7,722      7,721
  Prepaid expenses and other current assets.................    1,129      1,514
  Deferred tax asset, current portion.......................    2,443        246
                                                              -------    -------
          Total current assets..............................   65,310     57,662
Property and equipment, net.................................    4,809      6,133
Deferred tax asset, long-term portion.......................    1,608        361
Other assets................................................      203        188
                                                              -------    -------
          Total assets......................................  $71,930    $64,344
                                                              =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $ 3,651    $ 3,255
  Deferred revenue, current portion.........................    4,590      3,795
                                                              -------    -------
          Total current liabilities.........................    8,241      7,050
Deferred revenue, long-term portion.........................      117         76
Other liabilities...........................................      118         98
                                                              -------    -------
          Total liabilities.................................    8,476      7,224
                                                              -------    -------
Commitments (Note 8)
Stockholders' Equity:
  Common Stock, $0.001 par value:
     Authorized: 50,000 shares;
     Issued and outstanding: 14,730 and 13,909 shares at
      September 30, 2000 and 1999, respectively.............       15         14
  Additional paid in capital................................   59,609     54,358
  Retained earnings.........................................    3,830      2,748
                                                              -------    -------
          Total stockholders' equity........................   63,454     57,120
                                                              -------    -------
          Total liabilities and stockholders' equity........  $71,930    $64,344
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            ARTISAN COMPONENTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
Revenue:
  License...................................................  $17,042    $14,138    $16,568
  Net royalty...............................................    3,250        729         --
                                                              -------    -------    -------
          Total revenue.....................................   20,292     14,867     16,568
                                                              -------    -------    -------
Cost and expenses:
  Cost of revenue...........................................    5,462      5,957      4,962
  Product development.......................................    6,837      4,631      3,580
  Sales and marketing.......................................    6,999      5,105      4,030
  General and administrative................................    2,324      2,599      1,922
                                                              -------    -------    -------
          Total cost and expenses...........................   21,622     18,292     14,494
                                                              -------    -------    -------
Operating income/(loss).....................................   (1,330)    (3,425)     2,074
Other income, net...........................................    2,945      2,024      1,175
                                                              -------    -------    -------
Income/(loss) before provision/(benefit) for income taxes...    1,615     (1,401)     3,249
Provision/(benefit) for income taxes........................      533       (858)       923
                                                              -------    -------    -------
Net income/(loss)...........................................  $ 1,082    $  (543)   $ 2,326
                                                              =======    =======    =======
Basic net income/(loss) per share...........................  $  0.08    $ (0.04)   $  0.22
                                                              =======    =======    =======
Diluted net income/(loss) per share.........................  $  0.07    $ (0.04)   $  0.18
                                                              =======    =======    =======
Shares used in computing:
  Basic net income/(loss) per share.........................   14,334     13,569     10,457
                                                              =======    =======    =======
  Diluted net income/(loss) per share.......................   15,456     13,569     12,917
                                                              =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            ARTISAN COMPONENTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                PREFERRED        COMMON STOCK               ADDITIONAL
                                             ----------------   ---------------              PAID IN     RETAINED
                                             SHARES   AMOUNT    SHARES   AMOUNT   WARRANT    CAPITAL     EARNINGS    TOTAL
                                             ------   -------   ------   ------   -------   ----------   --------   -------
Balance at September 30, 1997..............  3,386    $7,564    5,644     $ 6      $ 125     $   688      $  965    $ 9,348
Common Stock issued upon conversion of
  Series A and Series B Preferred Stock....  (3,386)  (7,564)   3,386       3         --       7,561          --         --
Common Stock issued upon exercise of
  warrant..................................     --        --       50      --       (125)        313          --        188
Common Stock issued upon initial public
  offering.................................     --        --    3,015       3         --      27,083          --     27,086
Common Stock issued upon secondary
  offering.................................     --        --      956       1         --      15,845          --     15,846
Options exercised..........................     --        --      271      --         --          78          --         78
Common Stock issued pursuant to employee
  stock purchase plan......................     --        --       46      --         --         391          --        391
Compensation expense related to options
  granted..................................     --        --       --      --         --          80          --         80
Tax benefit arising from disqualifying
  dispositions.............................     --        --       --      --         --         196          --        196
Net income.................................     --        --       --      --         --          --       2,326      2,326
                                             ------   -------   ------    ---      -----     -------      ------    -------
Balance at September 30, 1998..............     --    $   --    13,368    $13      $  --     $52,235      $3,291    $55,539
Options exercised..........................     --        --      372       1         --         798          --        799
Common Stock issued pursuant to employee
  stock purchase plan......................     --        --      169      --         --         806          --        806
Compensation expense related to options
  granted..................................     --        --       --      --         --          87          --         87
Tax benefit arising from disqualifying
  dispositions.............................     --        --       --      --         --         432          --        432
Net loss...................................     --        --       --      --         --          --        (543)      (543)
                                             ------   -------   ------    ---      -----     -------      ------    -------
Balance at September 30, 1999..............     --    $   --    13,909    $14      $  --     $54,358      $2,748    $57,120
Options exercised..........................     --        --      651       1         --       2,604          --      2,605
Common Stock issued pursuant to employee
  stock purchase plan......................     --        --      169      --         --         888          --        888
Compensation expense related to options
  granted..................................     --        --       --      --         --          56          --         56
Tax benefit arising from disqualifying
  dispositions.............................     --        --       --      --         --       1,703          --      1,703
Net income.................................     --        --       --      --         --          --       1,082      1,082
                                             ------   -------   ------    ---      -----     -------      ------    -------
Balance at September 30, 2000..............     --    $   --    14,730    $15      $  --     $59,609      $3,830    $63,454
                                             ======   =======   ======    ===      =====     =======      ======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            ARTISAN COMPONENTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        YEAR ENDED
                                                                      SEPTEMBER 30,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)........................................  $  1,082    $   (543)   $  2,326
  Adjustments to reconcile net income/(loss) to net cash
     provided by operating activities:
     Depreciation and amortization.........................     2,711       2,359       1,845
     Gain on sale/disposal of fixed assets, net............       (89)        (78)        (82)
     Provision for doubtful accounts.......................        --         394         155
     Compensation expense related to options granted.......        56          87          80
     Tax benefit related to disqualified dispositions......       643         484         232
     Changes in assets and liabilities:
       Contract receivables................................        (1)     (3,063)     (2,373)
       Deferred revenue....................................       945       2,798        (213)
       Prepaid expenses and other assets...................       250         (58)     (1,116)
       Deferred taxes......................................    (2,384)     (1,232)        284
       Accounts payable and other liabilities..............       378       1,206         941
                                                             --------    --------    --------
          Net cash provided by operating activities........     3,591       2,344       2,079
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment....................    (1,369)     (3,092)     (3,128)
  Proceeds from sale of property and equipment.............       120         120         110
  Purchase of marketable securities........................   (43,079)    (49,443)    (11,498)
  Proceeds from sales of marketable securities.............    55,289      27,183       4,295
                                                             --------    --------    --------
          Net cash provided by/(used in) investing
            activities.....................................    10,961     (25,232)    (10,221)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock...................     3,493       1,605      43,589
                                                             --------    --------    --------
          Net cash provided by financing activities........     3,493       1,605      43,589
                                                             --------    --------    --------
Net increase/(decrease) in cash and cash equivalents.......    18,045     (21,283)     35,447
Cash and cash equivalents, beginning of year...............    15,233      36,516       1,069
                                                             --------    --------    --------
Cash and cash equivalents, end of year.....................  $ 33,278    $ 15,233    $ 36,516
                                                             ========    ========    ========
CASH PAID FOR:
  Income taxes.............................................  $    566    $      2    $    370
                                                             ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Fixed asset acquisitions in exchange for accounts
     payable...............................................  $     18    $     24    $    163
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            ARTISAN COMPONENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION AND PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all inter-company transactions. The Company's fiscal year ends September 30. Fiscal 2000, 1999 and 1998 each consisted of 52 weeks.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

REVENUE AND COST OF REVENUE

     Revenue consists of license fees and net royalties. License fees are received under the terms of license agreements with customers to provide the Company's IP component products which are customized to each customer's manufacturing process. IP component products consist of data and/or software and related documentation that enable a customer to design and manufacture complex ICs. The software, if any, included in the Company's IP component products is incidental. The purpose of the license is to permit the customer to use the Company's IP in connection with the design and manufacture of the customers' products. The customization of the IP component products generally takes up to six months to complete and the customer obtains license rights to the in-process customization as well as the completed customization. Under the terms of a typical license agreement, a portion of the license fees are paid on signing of the agreement with the final payment due within 30 to 60 days after the completion of customization. The Company warrants that the licensed products shall be free from defects and conform to customer's specifications. In addition, the Company generally provides telephonic and e-mail support to its customers through the warranty period, which is typically 90 days from the date of delivery of the licensed product. Customers are also able to purchase support contracts that provide for a continuation of the telephonic and e-mail support mentioned above. No upgrades or modifications to the licensed product are provided under these contracts. Other than warranty and ongoing product support, the Company has no further obligations subsequent to completion of the customization. Revenue from license fees is recognized based on the percentage of completion method over the period that the Company completes customization for the majority of the Company's contracts. If the amount of revenue recognized exceeds the amount of a customer's initial payment, the excess amount is carried as an unbilled contract receivable. Under certain contracts where the costs cannot be estimated, the completed contract method is utilized whereby revenue and costs are recognized when the Company completes customization. Under the percentage of completion and completed contract methods, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined.

                            ARTISAN COMPONENTS, INC.

     Royalties are calculated based on production volumes of silicon containing the Company's IP. License agreements dictate royalty reporting by each customer on either a per-chip or per-wafer basis. Of the royalties reported, the Company recognizes a portion as net royalty revenue and a portion is reserved for the customer to use toward future license purchases from the Company.

     Cost of license revenue, primarily comprised of salaries and benefits of employees assigned to customization contracts, is allocated based on the amount of time devoted to each contract by the employees and includes an accrual for warranty and product support costs.

PRODUCT DEVELOPMENT

     Product development expenses are charged to operations as incurred.

EARNINGS PER SHARE ("EPS")

     Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"). Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted" method) and exercise of stock options and warrants for all periods. Dilutive potential common shares are not included during periods in which the Company experienced a net loss, as the impact would be anti-dilutive.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less at date of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents in accounts with three major financial institutions.

     The carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, contracts receivable, accounts payable and accrued expenses to stockholders approximate fair value due to their short maturities.

MARKETABLE SECURITIES

     Marketable securities are classified as available-for-sale securities and are carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in stockholders' equity. As of September 30, 2000, unrealized gains or losses were immaterial. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, less accumulated depreciation. Property and equipment are depreciated on a straight-line basis over their respective estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their respective estimated useful lives or the terms of their respective leases. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in results from operations. Repairs and maintenance costs are expensed as incurred.

                            ARTISAN COMPONENTS, INC.

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

STOCK BASED COMPENSATION

     Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for employee stock options under Accounting Principles Board Opinion ("APB") No. 25 and follows the disclosure-only provisions of SFAS 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the estimated fair value of the Company's shares and the exercise price of options to purchase that stock.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to defer for one quarter, and in June 2000 issued SAB No. 101B to defer for an additional two quarters, the effective date of implementing SAB No. 101, with earlier application encouraged. The adoption of SAB No. 101 is required in the first quarter of fiscal 2001. The Company does not expect the adoption of SAB No. 101 to have a material effect on its financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25." FIN 44 clarifies, among other issues (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and January 15, 2000, and others

                            ARTISAN COMPONENTS, INC.

that became effective after June 30, 2000. The adoption of this interpretation did not have a material impact on the Company's financial statements.

NOTE 3. BUSINESS RISKS AND CREDIT CONCENTRATION

     The Company operates in an intensely competitive industry that has been characterized by rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could affect operating results adversely.

     The Company markets and sells its technology to a narrow base of customers and generally does not require collateral. At September 30, 2000, three customers accounted for 48%, 14% and 10% of gross contract receivables. At September 30, 1999, two customers accounted for 36% and 24% of gross contract receivables. Gross contract receivables include unbilled receivables. As of September 30, 2000, the Company's cash and cash equivalents were deposited with three major financial institutions in the form of demand deposits, money market accounts, corporate bonds, certificates of deposit and commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk comprise principally cash and cash equivalents, marketable securities and contract receivables. The Company invests its excess cash primarily in high-quality corporate debt instruments that mature within one year.

NOTE 4. CONTRACT RECEIVABLES

     Contract receivables were composed of the following (in thousands):

                                                              SEPTEMBER 30,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Accounts receivable........................................  $5,817    $5,391
Unbilled contract receivables..............................   2,190     3,076
                                                             ------    ------
  Gross contract receivables...............................   8,007     8,467
Allowance for doubtful accounts............................    (285)     (746)
                                                             ------    ------
  Contract receivables, net................................  $7,722    $7,721
                                                             ======    ======

NOTE 5. PROPERTY AND EQUIPMENT

     Property and equipment were composed of the following (in thousands):

                                                             SEPTEMBER 30,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Computer equipment and software..........................  $ 9,237    $ 8,036
Office furniture.........................................      820        765
Leasehold improvements...................................    2,564      2,431
                                                           -------    -------
  Property and equipment.................................   12,621     11,232
Accumulated depreciation and amortization................   (7,812)    (5,099)
                                                           -------    -------
  Property and equipment, net............................  $ 4,809    $ 6,133
                                                           =======    =======

                            ARTISAN COMPONENTS, INC.

NOTE 6. MARKETABLE SECURITIES

     Marketable securities, classified as available-for-sale securities, included the following (in thousands):

                                                             SEPTEMBER 30,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Corporate bonds and notes................................  $11,939    $ 2,512
Commercial paper.........................................    6,901     28,436
Certificates of deposit..................................    1,898      2,000
                                                           -------    -------
  Marketable securities..................................  $20,738    $32,948
                                                           =======    =======

     All short-term investments have maturities of less than one year from the respective balance sheet date. The cost of marketable securities approximates fair value of the securities and there are no material unrealized holding gains or losses.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses were composed of the following (in thousands):

                                                              SEPTEMBER 30,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Accounts payable...........................................  $  240    $1,227
Accrued expenses...........................................   1,371     1,015
Accrued compensation.......................................     839       831
Accrued warranty...........................................     203       182
Deferred taxes.............................................     998        --
                                                             ------    ------
  Accounts payable and accrued expenses....................  $3,651    $3,255
                                                             ======    ======

NOTE 8. COMMITMENTS

     The following table represents the future minimum annual lease payments of the Company as of September, 30 2000:

Fiscal 2001.................................................  $  655
Fiscal 2002.................................................     558
Fiscal 2003.................................................     555
Fiscal 2004.................................................     574
Fiscal 2005.................................................      --
                                                              ------
  Accounts payable and accrued expenses.....................  $2,542
                                                              ======

     The Company rents its office facility in Sunnyvale under a noncancelable operating lease that expires in 2004. Under the terms of the lease, the Company is responsible for a proportionate amount of taxes, insurance and common area maintenance costs.

     The Company continues to lease its previous office facility in San Jose under a non-cancelable lease that expires in 2001. In October 1997, the Company entered into a sublease arrangement with respect to the San Jose office facility. This sublease expires in 2001 and provides that the subtenant assumes the lease obligation of the Company. Minimum annual lease payments and minimum annual rental income with respect to the San Jose property will each be $148,000 in fiscal 2001.

     The Company continues to lease a facility for its sales office in Tokyo, Japan. The lease term is 24 months and expires in November 2001.

                            ARTISAN COMPONENTS, INC.

     The Company continues to lease a facility for its sales office in North Andover, Massachusetts. The lease term is 12 months and expires in November 2000. The Company plans to renew this lease.

     Net rent expense was $625,000, $524,000 and $511,000 for fiscal 2000, 1999 and 1998, respectively.

NOTE 9. STOCKHOLDERS' EQUITY

AUTHORIZED PREFERRED STOCK

     The Company is authorized to issue 5,000,000 shares of undesignated preferred stock, $0.001 par value per share, of which no shares were issued and outstanding as of September 30, 2000 and 1999. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company's stockholders.

STOCK OPTION PLANS

     The Company had reserved 4,986,861 shares of its Common Stock under its 1993 Stock Option Plan, as amended (the "1993 Plan") for issuance upon the exercise of incentive and nonstatutory stock options to employees, directors and consultants as of September 30, 2000. The 1993 Plan expires in 2003. The 1993 Plan provides for an automatic annual increase in the number of shares reserved for issuance thereunder commencing on October 1, 2000 in an amount equal to the lesser of (i) 1,000,000 shares, (ii) 5% of the outstanding shares on such date or (iii) such amount as determined by the Board of Directors. Pursuant to such mechanism, on October 1, 2000, the number of shares reserved for issuance under the 1993 Plan was increased by 736,489 shares to a total of 5,723,350. On October 1, 1999, the number of shares reserved for issuance under the 1993 Plan was increased by 695,465 shares to a total of 4,986,861. Incentive stock options may be granted with exercise prices of no less than fair market value, and non-statutory stock options may be granted with exercise prices of no less than 85% of the fair market value of the common stock on the grant date, as determined by the Board of Directors. Options become exercisable as determined by the Board of Directors but generally at a rate of 25% after the first year and 6.25% each quarter thereafter. Options expire as determined by the Board of Directors but not more than ten years after the date of grant.

     In November 1997, the Company adopted the 1997 Director Option Plan (the "Director Plan"). The Director Plan provides for the granting of options of up to 200,000 shares of Common Stock of the Company. The option grants under the Director Plan are automatic and nondiscretionary, and the exercise price of the options is 100% of the fair market value of the Company's Common Stock on the date of grant. The Director Plan provides for an initial grant of options to purchase 25,000 shares of Common Stock to each new non-employee director. In addition, each non-employee director will automatically be granted an option to purchase 5,000 shares of Common Stock annually. Options granted under the Director Plan become exercisable over a four year period with the 25,000 share grants vesting one-fourth on the first anniversary of the date of grant and then monthly thereafter and the 5,000 share grants vesting monthly. At September 30, 2000, options to purchase a total of 60,000 shares of Common Stock were outstanding under the Director Plan. The Director Plan expires in February 2008.

                            ARTISAN COMPONENTS, INC.

     Activity under the 1993 Plan and the Director Plan was as follows (in thousands except per share data):

                                                                                             WEIGHTED
                                                             OPTIONS OUTSTANDING              AVERAGE
                                         SHARES      ------------------------------------    EXERCISE
                                        AVAILABLE    NO. OF                                    PRICE
                                        FOR GRANT    SHARES    PRICE PER SHARE     TOTAL     PER SHARE
                                        ---------    ------    ---------------    -------    ---------
Balance at September 30, 1997.........      161      1,407                 --     $ 2,200     $ 1.56
  Additional shares reserved for
     issuance.........................    2,200         --                 --          --         --
  Granted.............................   (1,166)     1,166     $5.00 - $17.63       9,293     $ 7.97
  Exercised...........................       --       (271)    $0.01 - $ 7.00         (78)    $ 0.29
  Canceled............................      101       (101)    $0.15 - $17.63        (547)    $ 5.44
                                         ------      -----                        -------
Balance at September 30, 1998.........    1,296      2,201                        $10,868     $ 4.94
                                         ------      -----                        -------
  Granted.............................     (771)       771     $5.00 - $12.50       5,096     $ 6.62
  Exercised...........................       --       (372)    $0.01 - $ 7.00        (799)    $ 2.15
  Canceled............................      216       (216)    $0.25 - $ 7.00      (1,120)    $ 5.18
                                         ------      -----                        -------
Balance at September 30, 1999.........      741      2,384                        $14,045     $ 5.89
                                         ------      -----                        -------
  Additional shares reserved for
     issuance.........................      695         --                 --          --         --
  Granted.............................   (1,567)     1,567     $8.31 - $24.13      17,370     $11.08
  Exercised...........................       --       (651)    $0.01 - $17.13      (2,605)    $ 4.00
  Canceled............................      481       (481)    $0.15 - $24.13      (4,095)    $ 8.52
                                         ------      -----                        -------
Balance at September 30, 2000.........      350      2,819                        $24,715     $ 8.77
                                         ======      =====                        =======

     The options outstanding and currently exercisable by exercise price at September 30, 2000 are as follows (in thousands, except per share data):

                         OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                  ----------------------------------   ----------------------
                                WEIGHTED    WEIGHTED                 WEIGHTED
                                 AVERAGE    AVERAGE                  AVERAGE
                    NUMBER      REMAINING   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICE    OUTSTANDING     LIFE       PRICE     EXERCISABLE    PRICE
---------------   -----------   ---------   --------   -----------   --------
$0.01 - $ 5.00..       205        5.84       $ 1.10        178        $ 0.70
$5.06 - $ 6.75..       408        8.40       $ 5.46        160        $ 5.57
$7.00 - $ 8.44..       656        5.98       $ 7.43        348        $ 7.33
$8.50 - $ 9.25..       748        9.78       $ 9.19          6        $ 9.06
$9.50 - $13.38..       596        9.31       $12.31         26        $10.77
$13.44 - $19.88..      206        9.11       $15.45         26        $16.46
                     -----        ----       ------        ---        ------
                     2,819        8.26       $ 8.77        744        $ 5.82
                     =====        ====       ======        ===        ======

     At September 30, 1999 and 1998, options to purchase 801,309 and 450,692 shares of Common Stock, respectively, were exercisable pursuant to the 1993 Plan and the Director Plan.

     The fair value of option grants related to the above plans is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions for the years ended September 30, 2000, 1999 and 1998:

                                                           2000       1999       1998
                                                          -------    -------    -------
Risk-free interest rate.................................     5.86%      5.03%      5.37%
Expected average life...................................  5 years    5 years    5 years
Expected dividends......................................       --         --         --
Expected volatility.....................................      105%        93%        79%

                            ARTISAN COMPONENTS, INC.

     The expected average life is based upon the assumption that the stock options, on average, are exercised one year after they are fully vested. The weighted average per share value of common stock options granted during fiscal 2000, 1999 and 1998 was $10.28, $4.88 and $5.20, respectively.

     In connection with the grant of options for the purchase of 96,200 shares of Common Stock to employees during the period from December 1996 through March 1997 and 15,000 shares of Common Stock to non-employees in January 1998, the Company recorded aggregate deferred compensation of approximately $281,000, representing the difference between the deemed fair value of the Common Stock and the option exercise price at the date of grant. Such deferred compensation is amortized over the vesting period relating to the options, of which approximately $56,000, $87,000 and $80,000 were amortized during fiscal 2000, 1999 and 1998, respectively. These costs are reflected in Product Development and Sales and Marketing.

EMPLOYEE STOCK PURCHASE PLAN

     In November 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 600,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan provides for an automatic annual increase in the number of shares reserved for issuance under the Purchase Plan. On each anniversary date of the adoption of the Purchase Plan an amount equal to the lesser of (i) 200,000 shares, (ii) 1% of the outstanding shares on such date or (iii) a lesser amount as determined by the Board of Directors will be added to the shares available under the Purchase Plan. In November 1998, 133,810 incremental shares were reserved for issuance under the Purchase Plan. In November 1999, 140,278 incremental shares were reserved for issuance under the Purchase Plan. In November 2000, 147,714 incremental shares were reserved for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company's Common Stock at either the first day of each offering period or the date of purchase. As of September 30, 2000, 384,421 shares had been issued under the Purchase Plan at an average price of $5.42 per share.

     The estimated fair value of purchase rights under the Company's Purchase Plan is determined using the Black-Scholes pricing model with the following assumptions for the years ended September 30, 2000, 1999 and 1998:

                                                     2000          1999          1998
                                                  ----------    ----------    ----------
Risk-free interest rate.........................        5.36%         4.94%         5.25%
Expected average life...........................  1.35 years    0.62 years    0.74 years
Expected dividends..............................          --            --            --
Expected volatility.............................          98%           89%           79%

     The weighted average per share fair value of purchase rights under the Purchase Plan during fiscal 2000, 1999 and 1998 was $3.59, $3.37 and $4.23, respectively.

STOCK COMPENSATION

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, no incremental compensation cost has been recognized for the 1993 Plan or the Purchase Plan. Had compensation expense been determined at the fair value on the grant dates for awards under the plans consistent with

                            ARTISAN COMPONENTS, INC.

the method of SFAS No. 123, the Company's net income/(loss) in fiscal 2000, 1999 and 1998 would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

                                                           YEAR ENDED SEPTEMBER 30,
                                                         ----------------------------
                                                          2000       1999       1998
                                                         -------    -------    ------
Net income/(loss)
  As reported..........................................  $ 1,082    $  (543)   $2,326
  Pro forma............................................  $(2,756)   $(2,903)   $  831
Net income/(loss) per share
  As reported
     Basic income/(loss) per share.....................  $  0.08    $ (0.04)   $ 0.22
     Diluted income/(loss) per share...................  $  0.07    $ (0.04)   $ 0.18
  Pro forma
     Basic income/(loss) per share.....................  $ (0.19)   $ (0.21)   $ 0.08
     Diluted income/(loss) per share...................  $ (0.19)   $ (0.21)   $ 0.06

     The effects of SFAS No. 123 on pro forma disclosures of net income/(loss) and net income/(loss) per share for fiscal 2000, 1999, and 1998 are not likely to be representative of the pro forma effects on net income and earnings per share in future years.

NOTE 10. INCOME TAXES

     The provision/(benefit) for income taxes comprised (in thousands):

                                                              YEAR ENDED SEPTEMBER 30,
                                                              -------------------------
                                                               2000      1999     1998
                                                              ------    ------    -----
Federal:
  Current...................................................  $ 148     $ 180     $126
  Deferred..................................................   (175)     (983)     403
                                                              -----     -----     ----
                                                                (27)     (803)     529
State:
  Current...................................................     --         1       42
  Deferred..................................................     --      (200)     113
                                                              -----     -----     ----
                                                                 --      (199)     155
Foreign:
  Current...................................................    560       144      239
                                                              -----     -----     ----
          Total.............................................  $ 533     $(858)    $923
                                                              =====     =====     ====

     The Company's effective tax rate on pretax income/(loss) differed from the U.S. federal statutory regular tax rate as follows:

                                                              YEAR ENDED SEPTEMBER 30,
                                                              -------------------------
                                                               2000      1999     1998
                                                              ------    ------    -----
Provision/(benefit) at U.S. federal statutory rate..........   34.0%    (34.0)%   34.0%
State tax, net of federal benefit...........................    5.8      (9.3)     4.3
Research and development credits............................  (11.0)     (6.0)    (4.0)
Tax exempt interest.........................................     --     (16.8)    (9.9)
Other.......................................................    4.2       4.9      4.0
                                                              -----     -----     ----
Effective tax rate..........................................   33.0%    (61.2)%   28.4%
                                                              =====     =====     ====

                            ARTISAN COMPONENTS, INC.

     Temporary differences and carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of September 30 were as follows (in thousands):

                                                             2000      1999
                                                            ------    -------
DEFERRED TAX ASSETS:
Current:
  Net operating losses....................................  $  709    $   374
  Deferred revenue........................................   1,248         --
  Accruals and reserves...................................     484         --
  Other credits...........................................       2        275
                                                            ------    -------
                                                             2,443        649
                                                            ------    -------
Non current:
  Research and development credits........................     630        473
  Accruals and reserves...................................      49         40
  Foreign tax credits.....................................     561        383
  Depreciation and amortization...........................     368        270
                                                            ------    -------
                                                             1,608      1,166
                                                            ------    -------
DEFERRED TAX LIABILITIES:
Current:
  Accrual to cash conversion..............................    (499)      (403)
Non current:
  Accrual to cash conversion..............................    (499)      (805)
                                                            ------    -------
                                                              (998)    (1,208)
Net deferred tax asset....................................  $3,053    $   607
                                                            ======    =======

     As of September 30, 2000, the Company had federal and state net operating loss carryforwards ("NOLs") of approximately $1,920,000 and $960,000, respectively, available to offset future taxable income. The Company had federal and state credits of $1,125,000 and $67,000, respectively. The net operating loss and credit carryforwards expire between 2005 and 2020 if not utilized. Under current tax rules, the amounts of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating loss that the Company may utilize in any year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

NOTE 11. SEGMENT REPORTING

     The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 31, 1997. The Company operates in one industry segment. Management uses one measurement of profitability for its business.

                            ARTISAN COMPONENTS, INC.

     The distribution of revenues by geographic area was as follows (in thousands):

                                                          YEAR ENDED SEPTEMBER 30,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
REVENUE FROM UNAFFILIATED CUSTOMERS:
  Taiwan..............................................  $ 8,656    $ 4,718    $ 4,156
  Japan...............................................    4,601      2,039      4,588
  United States.......................................    2,785      4,940      2,726
  Europe..............................................    2,279      1,470      3,848
  Other...............................................    1,971      1,699      1,250
                                                        -------    -------    -------
                                                        $20,292    $14,867    $16,568
                                                        =======    =======    =======

     The distribution of long-term assets by geographic region was as follows (in thousands):

                                                            YEAR ENDED SEPTEMBER 30,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
LONG-TERM ASSETS, NET:
  United States..........................................  $4,734    $6,133    $5,387
  Other..................................................      75        --        --
                                                           ------    ------    ------
                                                           $4,809    $6,133    $5,387
                                                           ======    ======    ======

     Revenue from individual customers equal to 10% or more of revenue was as follows:

                                                      YEAR ENDED SEPTEMBER 30,
                                                    -----------------------------
                                                     2000       1999       1998
                                                    -------    -------    -------
                                                    PERCENT    PERCENT    PERCENT
                                                    -------    -------    -------
A. ...............................................    35%        19%        14%
B. ...............................................    12%        --         --
C. ...............................................    10%        25%        --
D. ...............................................    --         13%        11%
E. ...............................................    --         14%        --
F. ...............................................    --         --         11%

NOTE 12. BENEFIT PLAN

     The Company sponsors a 401(k) profit sharing plan (the "401(k) Plan") for substantially all employees. The 401(k) Plan provides for profit sharing contributions to be made at the discretion of the Company's Board of Directors. The Company did not elect to make a profit sharing contribution for fiscal 2000, 1999 or 1998.

     The 401(k) Plan also provides for elective employee salary reduction contributions and Company matching of employees' contributions. Employees may contribute up to 20% of elective compensation. The Company's matching contribution is at the discretion of the Company's Board of Directors. The Company's matching contributions were $165,000, $139,000 and $137,000 for fiscal 2000, 1999 and 1998, respectively.

                            ARTISAN COMPONENTS, INC.

NOTE 13. EARNINGS PER SHARE

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

                                                          YEAR ENDED SEPTEMBER 30,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Numerator -- Basic and Diluted EPS
  Net income/(loss)...................................  $ 1,082    $  (543)   $ 2,326
                                                        =======    =======    =======
Denominator -- Basic EPS
  Common stock outstanding............................   14,334     13,569     10,457
                                                        -------    -------    -------
Basic net income/(loss) per share.....................  $  0.08    $ (0.04)   $  0.22
                                                        =======    =======    =======
Denominator -- Diluted EPS
  Denominator -- Basic EPS............................   14,334     13,569     10,457
  Effect of Dilutive Securities:
     Common stock options(1)..........................    1,122         --      1,279
     Warrant..........................................       --         --         12
     Convertible preferred stock......................       --         --      1,169
                                                        -------    -------    -------
  Common stock outstanding............................   15,456     13,569     12,917
                                                        =======    =======    =======
Diluted net income/(loss) per share...................  $  0.07    $ (0.04)   $  0.18
                                                        =======    =======    =======

---------------
(1) 2,383,584 shares of common stock options outstanding were not included in the per share calculation in fiscal 1999. 118,958 shares of common stock options outstanding were not included in the per share calculation in fiscal 2000.

NOTE 14. SUBSEQUENT EVENT

     On December 4, 2000, Artisan Components, Inc. and Synopsys Inc. announced the signing of a definitive agreement to acquire the Silicon Library Business of Synopsys, Inc. Under the terms of the agreement, cash and Artisan common stock worth an aggregate value of approximately $24.6 million will be exchanged for the assets of the Silicon Library Business of Synopsys including all of its products, patents, development and delivery methodologies and ongoing R&D investment. This acquisition will be accounted for as a purchase and is expected to be completed by the end of January 2001.

                            ARTISAN COMPONENTS, INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                 ADDITIONS
                                                  BALANCE AT     CHARGED TO                 BALANCE AT
                                                 BEGINNING OF    COSTS AND                    END OF
                  DESCRIPTION                       PERIOD        EXPENSES     WRITE OFF      PERIOD
                  -----------                    ------------    ----------    ---------    ----------
Allowance for Doubtful Accounts:
  September 30, 1998...........................      275            155            --          430
  September 30, 1999...........................      430            394           (78)         746
  September 30, 2000...........................      746              0          (461)         285

                                 EXHIBIT INDEX

NUMBER                           DESCRIPTION OF EXHIBIT
------                           ----------------------
3.1(1)        Amended and Restated Certificate of Incorporation of the
              Registrant.
3.3(1)        Bylaws of the Registrant.
4.2(1)        First Amended and Restated Registration Rights Agreement
              dated December 17, 1996 by and among the Registrant and the
              Shareholders named therein.
10.1(1)       Form of Indemnification Agreement for directors and
              executive officers.
10.2(1)       1993 Stock Option Plan and form of agreement thereunder.
10.3(1)       1997 Employee Stock Purchase Plan.
10.4(1)       1997 Director Stock Option Plan.
10.5(1)       Lease Agreement dated December 13, 1995 between Registrant and Spieker Properties, L.P. for 2077 Gateway Place, San
              Jose, California office.
10.5.1(1)     Sublease dated October 10, 1997 between the Registrant and
              Unison Software, Inc.
10.5.2(1)     First Addendum to Sublease dated October 14, 1997 between
              the Registrant and Unison Software, Inc.
10.5.3(1)     Fixed Asset Purchase Agreement dated October 10, 1997
              between the Registrant and Unison Software, Inc.
10.6(1)       Series A Preferred Stock Purchase Agreement dated March 21,
              1996 by and among the Registrant and the Purchasers named
              therein.
10.7(1)(2)    Purchase and License Agreement dated April 9, 1996 between the Registrant and OKI Electric Industry Co., Ltd. And
              amendments thereto.
10.8(1)       Business Loan Agreement dated May 8, 1996 between the
              Registrant and Union Bank of California, N.A. and
              attachments thereto.
10.9(1)       Offer Letter dated August 29, 1996 between the Registrant
              and Jeffrey A. Lewis and letter amendment dated September 5,
              1996 thereto.
10.10(2)(1)   Collaboration Agreement dated December 4, 1996 between the
              Registrant and SGS-THOMSON MICROELECTRONICS S.r.l.
10.11(1)      Series B Preferred Stock Purchase Agreement dated December
              17, 1996 by and among the Registrant and the Purchasers
              named therein.
10.12(2)(1)   OEM Agreement dated December 6, 1996 between the Registrant and Synopsys, Inc.
10.13(2)(1)   License Agreement dated June 16, 1997 between the Registrant and Fujitsu Microelectronics, Inc.
10.14(1)      Lease Agreement dated June 16, 1997 between Registrant,
              Richard Bowling and Katherine Bowling for 1195 Bordeaux
              Drive, Sunnyvale, California office.
10.15(1)      Severance Agreement dated June 20, 1997 between the
              Registrant and Robert D. Selvi.
10.16(1)      Offer Letter dated July 31, 1997 between the Registrant and
              Larry J. Fagg.
10.17(3)      Confidential Mutual Release and Settlement Agreement
              effective as of April 15, 1998 between the Registrant and
              Daniel I. Rubin.
10.18(3)      Form of License Agreement.
10.19(2)(3)   License Agreement dated as of November 30, 1997 between the
              Registrant and Taiwan Semiconductor Manufacturing
              Corporation, as amended.
10.20(4)      Commercial Lease Agreement dated December 1, 1999 by and
              between the Registrant and The Dai-Tokyo Fire and Marine
              Insurance Co., Ltd.
10.21(4)      Commercial Lease Agreement dated December 1, 1999 by and
              between the Registrant and Kenrick Investment Group.
10.22(2)      Amendment dated September 30, 1999 to License Agreement
              dated as of November 30, 1997 between the Registrant and
              Taiwan Semiconductor Manufacturing Corporation, as amended.
10.23(2)      Amendment dated June 30, 2000 to License Agreement dated as of November 30, 1997 between the Registrant and Taiwan
              Semiconductor Manufacturing Corporation, as amended.

NUMBER                           DESCRIPTION OF EXHIBIT
------                           ----------------------
10.24         Consulting Agreement dated July 21, 2000 between the
              Registrant and Leon Malmed.
10.25         Severance Agreement dated September 11, 2000 between the
              Registrant and Joy E. Leo.
21.1(3)       Subsidiaries of the Registrant.
23.1          Consent of PricewaterhouseCoopers LLP, independent
              accountants.
24.1          Power of Attorney (see page 31).
27.1          Financial Data Schedule.

---------------
(1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-41219) which was declared effective on February 2, 1998.

(2) Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to confidential treatment requests under 17 C.F.R. Sections 200.80(b)(4), 200.83, 230.46 and 240.24b-2.

(3) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-50243) which was declared effective on April 29, 1998.

(4) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (No. 000-23649) which was filed on December 10, 1999.