Form 10-Q
period 2000-12-31
ARTISAN COMPONENTS INC
filed 2001-02-14
CIK 1048982

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended December 31, 2000

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

                                 Yes  X   No
                                     ---     ---

As of January 31, 2001 there were 16,369,377 shares of the Registrant's Common Stock outstanding.
================================================================================

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

PART I - Financial Information

     ITEM 1 - Financial statements

     Condensed Consolidated Balance Sheets as of December 31 and
                  September 30, 2000........................................3
     Condensed Consolidated Statements of Operations for the
                  Three Months Ended December 31, 2000 and 1999.............4
     Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended December 31, 2000 and 1999.............5
     Notes to Condensed Consolidated Financial Statements...................6

     ITEM 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................9

     ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk...16

PART II - Other Information

     ITEM 6 - Exhibits and Reports on Form 8-K.............................27


Signatures.................................................................28

                            ARTISAN COMPONENTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   December 31,  September 30,
                                                       2000         2000(1)
                                                   ------------  -------------
                                                    (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents ....................      $33,894      $33,278
  Marketable securities ........................       19,225       20,738
  Contract receivables, net ....................        8,995        7,722
  Prepaid expenses and other current assets ....        1,699        1,129
  Deferred tax asset, current portion ..........        2,443        2,443
                                                      -------      -------
    Total current assets .......................       66,256       65,310
Property and equipment, net ....................        4,379        4,809
Deferred tax asset, long-term portion ..........        1,608        1,608
Other assets ...................................          203          203
                                                      -------      -------
    Total assets ...............................      $72,446      $71,930
                                                      =======      =======
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses ........      $ 4,037      $ 3,651
  Deferred revenue, current portion ............        3,703        4,590
                                                      -------      -------
    Total current liabilities ..................        7,740        8,241
Deferred revenue, long-term portion ............          139          117
Other liabilities ..............................          118          118
                                                      -------      -------
    Total liabilities ..........................        7,997        8,476
                                                      -------      -------
Stockholders' Equity:
 Common Stock, $0.001 par value:
  Authorized: 50,000 shares;
  Issued and outstanding: 14,779 and 14,730
   shares at December 31, 2000 and September 30,
   2000, respectively ..........................           15           15
 Additional paid in capital ....................       59,905       59,609
 Retained earnings .............................        4,529        3,830
                                                      -------      -------
    Total stockholders' equity .................       64,449       63,454
                                                      -------      -------
    Total liabilities and stockholders' equity..      $72,446      $71,930
                                                      =======      =======

-------
(1) Derived from the Registrant's audited balance sheet as of September 30, 2000.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ARTISAN COMPONENTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                Three Months Ended
                                                   December 31,
                                              ----------------------
                                                2000          1999
                                              --------      --------
Revenue:
   License .............................      $  4,462      $  4,445
   Net royalty .........................         1,092           616
                                              --------      --------
    Total revenue ......................         5,554         5,061
                                              --------      --------
Cost and expenses:
   Cost of revenue .....................         1,021         1,454
   Product development .................         2,279         1,642
   Sales and marketing .................         1,426         1,673
   General and administrative ..........           669           540
                                              --------      --------
    Total cost and expenses ............         5,395         5,309
                                              --------      --------
Operating income (loss) ................           159          (248)
Other income, net ......................           900           684
                                              --------      --------
Income before provision for income
 taxes..................................         1,059           436
Provision for income taxes .............           360           144
                                              --------      --------
Net income .............................      $    699      $    292
                                              ========      ========
Basic net income per share .............      $   0.05      $   0.02
                                              ========      ========
Diluted net income per share ...........      $   0.05      $   0.02
                                              ========      ========
Shares used in computing:
  Basic net income per share ...........        14,767        13,987
  Diluted net income per share .........        15,140        15,210



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ARTISAN COMPONENTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                December 31,
                                                          -----------------------
                                                            2000          1999
                                                          --------       --------
Cash flows from operating activities:
  Net income .......................................      $    699       $    292
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization ..................           603            726
    Gain on sale of fixed assets ...................           (37)           (22)
    Compensation expense for options granted .......            11             22
    Changes in assets and liabilities:
      Contract receivables .........................        (1,273)        (1,931)
      Prepaid expenses and other assets ............          (620)          (187)
      Accounts payable and accrued liabilities .....           386           (555)
      Deferred revenue and long term liabilities ...          (828)           245
                                                          --------       --------
        Net cash used in operating activities ......        (1,059)        (1,410)
                                                          --------       --------
Cash flows from investing activities:
  Acquisition of property and equipment ............          (173)          (312)
  Proceeds from sale of property and equipment .....            50             30
  Purchase of marketable securities ................       (12,335)       (11,897)
  Proceeds from sale of marketable securities ......        13,848          9,136
                                                          --------       --------
        Net cash provided by (used in) investing
          activities ...............................         1,390         (3,043)
                                                          --------       --------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock ...........           285            669
                                                          --------       --------
        Net cash provided by financing activities ..           285            669
                                                          --------       --------
Net increase (decrease) in cash and cash
 equivalents........................................           616         (3,784)
Cash and cash equivalents, beginning of period .....        33,278         15,233
                                                          --------       --------
Cash and cash equivalents, end of period ...........      $ 33,894       $ 11,449
                                                          ========       ========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Fixed asset acquisitions in exchange for
      accounts payable .............................      $     --       $     64
                                                          ========       ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ARTISAN COMPONENTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF CONSOLIDATION AND PRESENTATION:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all inter-company transactions. The Company's fiscal year ends September 30.

The accompanying unaudited condensed consolidated financial statements of ARTISAN COMPONENTS, INC. ("Artisan" or the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The September 30, 2000 fiscal year end balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001 or any other future period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended September 30, 2000 included in the Company's Annual Report on Form 10-K as filed with the SEC.

2. USE OF ESTIMATES

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

3. EARNINGS PER SHARE (EPS) DISCLOSURES:

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

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                            ARTISAN COMPONENTS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (Unaudited)


3. EARNINGS PER SHARE (EPS) DISCLOSURES (con't):

                                                           Three Months Ended
                                                              December 31,
                                                          --------------------
                                                           2000          1999
                                                          -------      -------
Numerator--Basic and Diluted EPS
  Net income ........................................     $   699      $   292
                                                          =======      =======
Denominator--Basic EPS
  Common stock outstanding ..........................      14,767       13,987
                                                          -------      -------
Basic net income per share ..........................     $  0.05      $  0.02
                                                          =======      =======
Denominator--Diluted EPS
  Denominator--Basic EPS ............................      14,767       13,987
  Effect of Dilutive Securities Common stock
    Options(1) ......................................         373        1,223
                                                          -------      -------
                                                           15,140       15,210
                                                          -------      -------
Diluted net income per share ........................     $  0.05      $  0.02
                                                          =======      =======

(1) 1,767,419 shares of common stock options outstanding were not included in the per share calculation in the first quarter of fiscal 2001. 229,062 shares of common stock options outstanding were not included in the per share calculation in the first quarter of fiscal 2000.

4. NEW ACCOUNTING STANDARDS:

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 on October 1, 2000 did not have a material effect on the Company's financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying GAAP to revenue recognition issues in financial statements. The adoption of SAB 101 on October 1, 2000 did not have a material effect on the Company's financial position or results of operations.

                            ARTISAN COMPONENTS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (Unaudited)

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

5. COMPREHENSIVE INCOME:

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

6. BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION:

The Company currently operates in one industry segment, the semiconductor intellectual property segment, for financial reporting purposes, and uses one measure of profitability for its business. The Company markets its products to customers in the North America, Europe and Asia.

                                          Three Months Ended
                                             December 31,
                                          ------------------
                                           2000        1999
                                          ------      ------
Revenue from Unaffiliated Customers:
  Taiwan ...........................      $2,116      $1,788
  Japan ............................       1,985       1,133
  United States ....................         593         729
  Singapore ........................          51         645
  Other ............................         809         766
                                          ------      ------
                                          $5,554      $5,061
                                          ======      ======

                            ARTISAN COMPONENTS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (Unaudited)

7. SUBSEQUENT EVENT:

On January 4, 2001, the Company completed the acquisition of certain assets of the physical library business of Synopsys, Inc. As consideration for the acquired physical library assets, the Company paid $13,354,131 in cash and issued 1,450,000 shares of its common stock to Synopsys, Inc. This transaction will be accounted for under the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Interim Financial Statements and the Notes thereto included elsewhere herein and the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2000 as filed with the Securities and Exchange Commission. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Forward looking statements can often be identified by the use of forward looking words such as "may," "will," "could," "should," "expect," "believe," "anticipate," "estimate," "continue," "plan," "intend," "project," or other similar words. For a more detailed discussion of these and other business risks, see "--Factors Affecting Future Operating Results."

OVERVIEW

Artisan Components, Inc. ("Artisan" or the "Company") is a leading developer of high performance, high density and low power embedded memory, standard cell and input/output ("I/O") intellectual property ("IP") components for the design and manufacture of complex integrated circuits ("ICs"). The Company licenses its products to semiconductor manufacturers and fabless semiconductor companies for the design of ICs used in complex, high volume applications, such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations. Looking forward, the Company expects to see continued strength and growth in its market segments, particularly the communication networking and consumer sectors.

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

To date, the substantial majority of the Company's license revenue has been recognized using the percentage of completion method of accounting. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined to be likely. As the completion period for a project ranges from three to six months, revenue in any quarter is dependent on the Company's progress toward completion of the project. There can be no assurance that the Company's estimates will be accurate, and, in the event they are not, the Company's business, operating results and financial condition in subsequent periods could be materially adversely affected. See "--Factors Affecting Future Operating Results--Lengthy Sales Cycle and Design Process."

The Company has received royalty reports from five of its customers. Net royalty revenue was 20% and 12% of total revenue in the three month period ended December 31, 2000 and 1999, respectively. According to contract terms, a portion of each royalty payment is credited back to the customer's account for use as payment of license fees for future orders placed with the Company. The remaining portion of the royalty is reported as net royalty revenue. The amount of credit back that can be earned by a customer is limited to the cumulative amount of orders placed by that customer for a given process technology. The Company's success will depend, in part, on its ability to generate royalty revenue from a substantially larger number of designs and on many of these designs achieving large manufacturing volumes. See "--Factors Affecting Future Operating Results--Fluctuations in Operating Results--Dependence on License Fee- and Royalty-Based Business Model."

The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. In the three month period ended December 31, 2000, Taiwan Semiconductor Manufacturing Corporation ("TSMC") and Sharp Corporation ("Sharp") accounted for 35% and 11% of total revenue, respectively. In the three month period ended December 31, 1999, TSMC, NEC Electronics, Inc. ("NEC"), Chartered Semiconductor Manufacturing ("Chartered") and UMC Group ("UMC") accounted for 25%, 15%, 13% and 11% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. See "--Factors Affecting Future Operating Results--Customer Concentration; Limited Customer Base."

Historically, a substantial portion of the Company's revenue has been derived from customers outside the United States, primarily from Asia and Europe ("international revenue"). In the three month periods ended December 31, 2000 and 1999, international revenue represented approximately 89% and 86%, respectively, of the Company's total revenue. The Company anticipates that international revenue will remain a substantial portion of its revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. See "--Factors Affecting Future Operating Results--Risks Associated with International Customers."

While net royalty revenue accounted for 20% of total revenue in the three month period ended December 31, 2000, the Company derives a substantial majority of all of its revenue from license fees associated with products, including support and maintenance, that together accounted for 80% and 88% of total revenue in the three month period ended December 31, 2000 and 1999, respectively. Although the percent of revenue represented by license revenue has declined, the Company expects that license revenue will continue to account for a substantial portion of the Company's revenue for the foreseeable future. See "--Results of Operations" and "--Factors Affecting Future Operating Results--Product Concentration"."

On December 4, 2000, the Company entered into a definitive agreement to acquire certain assets of the physical library business of Synopsys, Inc. ("Physical Library Business") and completed the acquisition on January 4, 2001. The acquisition is expected to increase both the Company's revenue and expenses. The increase in revenue will result from the expansion of the Company's portfolio of products and patents and the expected increase in its product development and delivery capacity. Engineering costs are expected to increase in particular, as the majority of the personnel joining the Company from the Physical Library Business are engineers. Sales and marketing expenses and general and administrative expenses are also expected to increase to support the newly acquired business. There may be a delay between the initial increase in engineering costs and other expenses and the increase in revenue as the Company attempts to integrate the Physical Library Business into its existing business. See "--Factors Affecting Future Operating Results -- Risks Associated with the Acquisition of Certain Assets of the Physical Library Business of Synopsys, Inc."

Since the Company's inception in April 1991, each of the Company's cost and expense categories has increased as the Company has added personnel and increased its activities in most areas. The Company intends to continue making significant expenditures, particularly those associated with engineering and sales and marketing, and expects that these costs and expenses will continue to be a large percentage of total revenue in future periods.

In connection with the grant of options for the purchase of 96,200 shares of Common Stock to employees during the period from December 1996 through March 1997 and 15,000 shares of Common Stock to non-employees in January 1998, the Company recorded aggregate deferred compensation of approximately $281,000, representing the difference between the deemed fair value of the Common Stock and the option exercise price at the date of grant. Such deferred compensation is amortized over the vesting period relating to the options. As of December 31, 2000, such deferred compensation has been fully amortized.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenue:

                                                Three Months Ended
                                                  December 31,
                                                ------------------
                                                 2000        1999
                                                -----       -----
Revenue:
  License ..............................         80.3%       87.8%
  Net royalty ..........................         19.7        12.2
                                                -----       -----
    Total revenue ......................        100.0       100.0
                                                -----       -----
Cost and expenses:
  Cost of revenue ......................         18.4        28.7
  Product development ..................         41.0        32.4
  Sales and marketing ..................         25.7        33.1
  General and administrative ...........         12.0        10.7
                                                -----       -----
    Total cost and expenses ............         97.1       104.9
                                                -----       -----
Operating income/(loss) ................          2.9        (4.9)
Other income, net ......................         16.2        13.5
                                                -----       -----
Income before provision for income
 taxes..................................         19.1         8.6
Provision for income taxes .............          6.5         2.8
                                                -----       -----
Net income .............................         12.6%        5.8%
                                                =====       =====

REVENUE

                                                     Three Months Ended
                                                        December 31,
                                                -----------------------------
($ In Thousands)                                 2000       Inc/(Dec)   1999
                                                ------      ---------  ------
License ................................        $4,462         0.4%    $4,445
Net royalty ............................         1,092        77.3%       616
                                                ------                 ------
   Total revenue .......................        $5,554         9.7%    $5,061
                                                ======                 ======

Total revenue increased by 9.7% in the first quarter of fiscal 2001, compared to the first quarter of fiscal 2000. The increase in total revenue was due to higher net royalty revenue and revenue from support contracts, offset by lower license revenue, excluding support revenue. Gross royalty payments are calculated based on per unit sales of ICs or wafers containing the Company's IP components. Total gross royalties for the first quarters of fiscal 2001 and 2000 were $1.6 million and $946,000, respectively. From gross royalties, a portion was credited back to the customer's account for use as payment of license fees for future orders to be placed with the Company. The remaining portion of the gross royalty was reported as net royalty revenue.

COSTS AND EXPENSES

                                     Three Months Ended
                                        December 31,
                              ------------------------------
($ In Thousands)               2000      Inc/(Dec)     1999
                              ------     --------     ------
Cost of revenue ........      $1,021       (29.8)%    $1,454
Product development ....       2,279        38.8%      1,642
                              ------                  ------
   Engineering costs ...      $3,300         6.6%     $3,096
                              ======                  ======

Engineering costs are allocated between cost of revenue and product development expenses. Engineering efforts devoted to developing products for specific customer projects are recognized as cost of revenue. The balance of engineering costs, incurred for general development of Artisan's technology, is charged to product development. Engineering costs generally are expensed as incurred. Engineering costs increased by 6.6% in the first quarter of fiscal 2001, compared to the first quarter of fiscal 2000. The absolute dollar increase in engineering costs of $204,000 in the first quarter of fiscal 2001, as compared with the same period in fiscal 2000, was primarily due to increased headcount and personnel expenses of approximately $499,000, decreased computer and networking equipment maintenance and depreciation of approximately $156,000, decreased warranty expense of $73,000 and by an overall decrease in the use of contractors and outside services of $66,000.

    Cost of revenue decreased by 29.8% in the first quarter of fiscal 2001, compared to the first quarter of fiscal 2000. The absolute dollar decrease in cost of license revenue of $433,000 in the first quarter fiscal 2001, as compared with the same period in fiscal 2000, was due to decreased use of outside contractors of $164,000, lower warranty expense of $73,000 and fewer engineering hours allocated to revenue-generating projects in the first quarter of fiscal 2001 of $196,000. Cost of revenue as a percent of license revenue decreased from 32.7% in the first quarter of fiscal 2000 to 22.9% in the first quarter of fiscal 2001. This decrease is due to the decrease in cost of revenue explained above.

    Product development expenses increased by 38.8% in the first quarter of fiscal 2001, compared to the first quarter of fiscal 2000. The absolute dollar increase in product development of $637,000 in the first quarter fiscal 2001, as compared with the same period in fiscal 2000, was due to increased headcount and personnel-related expenses of $499,000, increased use of contractors $98,000 and fewer engineering hours allocated to revenue-generating projects of $196,000 offset by decreased computer and networking equipment maintenance and depreciation of $156,000. The Company expects that product development expenses will continue to increase in absolute dollars.

                                                        Three Months Ended
                                                           December 31,
                                                   --------------------------
($ In Thousands)                                     2000   Inc/(Dec)   1999
                                                   -------  --------  -------
Sales and marketing expenses.....................  $ 1,426   (14.8)%  $ 1,673
                                                   =======            =======

Sales and marketing expenses include salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses decreased by 14.8% in the first quarter of fiscal 2001, compared to the first quarter of fiscal 2000. The decrease in absolute dollars in sales and marketing expenses of $247,000 in the first quarter of fiscal 2001, as compared with the first quarter of fiscal 2000, was attributable to decreased headcount and personnel-related expenses of approximately $198,000 and lower other expenses of $49,000. Headcount and personnel-related costs and travel costs decreased due to fewer sales personnel employed with the Company in the first quarter of fiscal 2001, as compared with the first quarter of fiscal 2000. Marketing program expenses increased due to increased advertising and marketing collateral expenses.

                                                        Three Months Ended
                                                           December 31,
                                                   --------------------------
($ In Thousands)                                     2000   Inc/(Dec)   1999
                                                   -------  --------  -------
General and administrative expenses..............  $   669    23.9%   $   540
                                                   =======            =======

General and administrative expenses increased by 23.9% in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. The absolute dollar increase in general and administrative expenses of $129,000 in the first quarter of fiscal 2001, as compared with the first quarter of fiscal 2000, was due to increased headcount and personnel-related expenses. The Company expects general and administrative expenses to grow in absolute dollars in future periods as the Company expands its operations.

OTHER INCOME

                                                       Three Months Ended
                                                           December 31,
                                                   --------------------------
($ In Thousands)                                     2000   Inc/(Dec)   1999
                                                   -------  --------  -------
Other income, net................................  $   900    31.6%   $   684
                                                   =======            =======

Other income increased by 31.6% in the first quarter of fiscal 2001. The growth in other income of $216,000 in the first quarter of fiscal 2001, as compared with the first quarter of fiscal 2000, reflected a higher rate of return on the Company's investment portfolio.

INCOME TAXES

                                                       Three Months Ended
                                                           December 31,
                                                   --------------------------
($ In Thousands)                                     2000   Inc/(Dec)   1999
                                                   -------  --------  -------
Provision for income taxes.......................  $   360     N/A    $   144
                                                   =======            =======

The effective tax rates were 34% and 33% in the first quarter of fiscal 2001 and 2000, respectively. The increase in the effective tax rate was due to a lower ratio of research and development credits and tax-free interest income to taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations primarily from license revenue received from inception to December 31, 2000, the net proceeds of $27.1 million from its February 1998 initial public offering of Common Stock, the net proceeds of $15.8 million from its April 1998 secondary offering of Common Stock and, to a lesser extent, the proceeds of approximately $7.7 million from the sale of Preferred Stock and a warrant.

Net cash used in operating activities was $1.1 million and $1.4 million in the first quarter of fiscal 2001 and 2000, respectively. Net cash used by operating activities in the first quarter of fiscal 2001 was primarily due to an increase in contract receivables and prepaid expenses and a decrease in deferred revenue offset by depreciation and an increase in accounts payable. Net cash used in operating activities in the first quarter of fiscal 2000 was primarily due to an increase in contract receivables and prepaid expenses and a decrease in accounts payable offset by depreciation and an increase in deferred revenue.

Net cash provided by investing activities was $1.4 million in the first quarter of fiscal 2001. Net cash used in investing activities was $3.0 million in the first quarter of fiscal 2000. The investing activities consisted primarily of net sales and purchases of marketable securities.

Net cash provided by financing activities was $285,000 and $669,000 in the first quarter of fiscal 2001 and 2000, respectively. Net cash provided by financing activities in both periods consisted of proceeds from the issuance of Common Stock to employees upon the exercise of stock options.

At December 31, 2000, the Company had cash, cash equivalents and current marketable securities of $53.1 million. As of December 31, 2000, the Company had retained earnings of $4.5 million and working capital of $58.5 million.

The Company intends to continue to invest heavily in the development of new products and enhancements to its existing products. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license and royalty revenue, available borrowings under line of credit arrangements and other factors. The Company believes that its current cash and investment balances and any cash generated from operations and from available or future debt financing will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. However, from time to time, the Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, operating results and financial condition. See "-Factors Affecting Future Operating Results-Future Capital Needs; Uncertainty of Additional Funding."

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 on October 1, 2000 did not have a material effect on the Company's financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying GAAP to revenue recognition issues in financial statements. The adoption of SAB 101 on October 1, 2000 did not have a material effect on the Company's financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and changes in the market values of its investments.

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in high-quality corporate issuers and in debt instruments of the U.S. Government and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

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

The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying values approximate fair values at December 31, 2000 and September 30, 2000. All investments mature in one year or less.

                                CARRYING      AVERAGE RATE    CARRYING       AVERAGE RATE
                                VALUE AT      OF RETURN AT    VALUE AT       OF RETURN AT
                               DECEMBER 31,   DECEMBER 31,  SEPTEMBER 30,    SEPTEMBER 30,
                                    2000          2000           2000          2000
                              --------------  ------------  --------------   ------------
                              (IN THOUSANDS)  (ANNUALIZED)  (IN THOUSANDS)   (ANNUALIZED)
INVESTMENT SECURITIES:

Cash Equivalents -
         variable rate .          $ 2,746           6.2%         $ 4,544          5.8%
Money market funds -
         variable rate .            4,118           6.4%             618          6.3%
Cash Equivalents -
         fixed rate ....           27,030           6.6%          28,116          6.6%
Short-term investments -
         fixed rate ....           19,225           6.6%          20,738          6.7%
                                  -------                        -------
Total ..................          $53,119                        $54,016
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

Revenue in any quarter is dependent on a number of factors and is not predictable with any degree of certainty. Since the Company's expense levels are based in part on management's expectations regarding future revenue, if revenue is below expectations in any quarter, the adverse effect may be magnified by the Company's inability to adjust spending in a timely manner to compensate for any revenue shortfall. Accordingly, if the Company does not realize its expected revenue, its business, operating results and financial condition could be materially adversely affected. The Company intends to continue its investment in research and development as well as in product promotion, licensing and support programs in an effort to maximize the growth of future royalties.

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

To date, a substantial majority of the Company's license revenue has been recognized on a percentage of completion method of accounting. Provisions for estimated losses on the uncompleted contracts are recognized in the period in which such losses are determined to be likely. As the completion period ranges from three to six months, revenue in any quarter is dependent on the Company's progress toward completion of the project. There can be no assurance that the Company's estimates will be accurate, and, in the event they are not, the Company's business, operating results and financial condition in subsequent periods could be materially adversely affected. From time to time, the Company experiences delays in the progress of certain projects, and there can be no assurance that such delays will not occur in the future. Any delay or failure to achieve progress could result in damage to customer relationships and the Company's reputation, under-utilization of engineering resources or a delay in the market acceptance of the Company's products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. See "--Results of Operations."

Dependence on License Fee- and Royalty-Based Business Model

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

The Company also faces risks relating to the accuracy and completeness of the royalty collection process. The Company has no experience or systems in place to conduct reviews of the accuracy of the royalty reports it receives from its licensees. The Company has the right to audit its licensees' records to ensure the integrity of their royalty reporting systems; however, such audits may only be conducted periodically and are at the Company's cost. The Company does not have internal systems or staff dedicated to monitoring the royalty obligations of its customers, and if it were to implement such systems and hire such staff in the short term, the costs of those systems and staff could largely offset the revenue the Company receives in the form of royalties. See "--Results of Operations."

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

Competition

The Company's strategy of targeting semiconductor manufacturers that participate in, or may enter, the System-on-a-Chip market requires the Company to compete in intensely competitive markets. Within the merchant segment of the IP component market, the Company primarily competes against Avant! Corporation, Nurlogic Corporation, Virage Logic Corporation and Virtual Silicon Technology. In addition, the Company may face competition from consulting firms and companies that typically have operated in the generic library segment of the IP market and that now seek to offer customized IP components as enhancements to their generic solutions. The Company also faces significant competition from the internal design groups of semiconductor manufacturers that are expanding their manufacturing capabilities and portfolio of IP components to participate in the System-on-a-Chip market. These internal design groups compete with the Company for access to the parent's IP component requisitions and may eventually compete with the Company to supply IP components to third parties on a merchant basis. There can be no assurance that internal design groups will not expand their product offerings to compete directly with those of the Company or will not actively seek to participate as merchant vendors in the IP component market by selling to third party semiconductor manufacturers or, if they do, that the Company will be able to compete against them successfully. In addition to competition from companies in the merchant IP component market, the Company faces competition from vendors that supply EDA software tools, including certain of those mentioned above, and there can be no assurance that the Company will be able to compete successfully against them.

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

The semiconductor and electronics products industries are characterized by rapid technological change, frequent introductions of new products, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Each of these industries is highly cyclical and has periodically experienced significant downturns, often in connection with or in anticipation of decline in general economic conditions during which the number of new IC design projects often decreases. Revenue from licenses of the Company's products is influenced by the level of design efforts by its customers, and factors negatively affecting these industries could have a material adverse effect on the Company's business, operating results and financial condition. The Company's business, operating results and financial condition may fluctuate in the future from period to period as a consequence of general economic conditions in the semiconductor and electronics industries.

Customer Concentration; Limited Customer Base

The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. In the three month period ended December 31, 2000, TSMC and Sharp accounted for 35% and 11% of total revenue, respectively. In the three month period ended December 31, 1999, TSMC, NEC, Chartered and UMC accounted for 25%, 15%, 13% and 11% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products.

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

Product Concentration

While net royalty revenue accounted for 20% of total revenue in the three month period ended December 31, 2000, the Company derives a substantial majority of all of its revenue from license fees associated with the sales of its products, including support and maintenance, that together accounted for 80% and 88% of total revenue in the three month period ended December 31, 2000 and 1999, respectively. Although the percent of revenue represented by license revenue has declined, the Company expects that license revenue will continue to account for a substantial portion of the Company's revenue for the foreseeable future. There can be no assurance that the Company will continue to derive revenue from license revenue and a decline in license revenue would have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend in significant part on the successful development, introduction and customer acceptance of new products.

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

Risks Associated with International Customers

Historically, a substantial portion of the Company's revenue has been international revenue. In the three month period ended December 31, 2000 and 1999, international revenue represented approximately 89% and 86%, respectively, of the Company's total revenue. The Company anticipates that international revenue will remain a substantial portion of its revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. In the event that the Company's competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the U.S. dollar, the Company may experience fewer orders from international customers whose business is based primarily on the less expensive currency. There can be no assurance that present or future dislocations with respect to international financial markets will not have a material adverse effect on the Company's business, operating results and financial condition. The Company intends to continue to expand its sales and marketing activities in Asia and Europe. The Company's expansion of its international business involves a number of risks including the impact of possible recessionary environments in economies outside the United States; political and economic instability; exchange rate fluctuations; longer accounts receivable collection periods and greater difficulty in accounts receivable collection; unexpected changes in regulatory requirements; reduced or limited protection for intellectual property rights; export license requirements; tariffs and other trade barriers and potentially adverse tax consequences. There can be no assurance that the Company will be able to sustain or increase revenue derived from international customers or that the foregoing factors will not have a material adverse effect on the Company's business, operating results and financial condition.

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

Management of Growth

The ability of the Company to license its products and manage its business successfully in a rapidly evolving market requires an effective planning and management process. The Company's growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. From December 31, 1999 to December 31, 2000, the Company grew from 104 to 110 employees or full-time equivalents. The Company's customers rely heavily on the Company's technological expertise in designing, testing and manufacturing products incorporating the Company's IP components. Relationships with new customers generally require significant engineering support. As a result, any increase in the demand for the Company's products will increase the strain on the Company's personnel, particularly its engineers. The Company's financial and management controls, reporting systems and procedures are also limited. Although some new controls, systems and procedures have been implemented, the Company's future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls, and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition.

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

Risks Associated with the Acquisition of Certain Assets of the Physical Library Business of Synopsys, Inc.

The Company's January 2001 acquisition of certain assets of the Physical Library Business may reduce the Company's revenue growth rate and make prediction of the Company's future revenues and operating results more difficult as the Company integrates the Physical Library Business with its existing business.

The Company expects the strategic and operational integration of the Physical Library Business into the Company to make prediction of the Company's future revenues and operating results particularly difficult because the Company's results of operations in future periods will reflect a substantially different business than the historical businesses of either the Company or the Physical Library Business. The Company may not be able to accurately predict how the combined businesses, or the individual businesses represented by the Company's intellectual property components and physical library groups, will evolve. Further, the Company may not be able to accurately predict the possible impairment of relationships with employees and customers as a result of the integration of the combined businesses, and the impairment of the goodwill resulting from the acquisition. The Company may also not be able to accurately forecast the effect on future operating results from amortization of goodwill and other intangible assets due to new accounting standards or future policy changes directed by the Financial Accounting Standard Board or other regulatory body.

The Company also faces various risks as a result of the acquisition of the Physical Library Business including, but not limited to, difficulty in combining the technology, operations or work force of the Physical Library Business; difficulty in realizing the potential financial or strategic benefits of the acquisition; substantial unanticipated integration costs; and disruption of the Company's on-going business.

If the Company's efforts to refocus the Physical Library Business and integrate it with that of the Company are not successful, the Company's future revenue growth rates could be substantially less than the Company's historic growth rates, and the Company's future revenues and operating results could be adversely affected.

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

Potential Volatility of Stock Price

The trading price of the Company's Common Stock has in the past been and could in the future be subject to significant fluctuations in response to quarterly variations in the Company's results of operations; announcements regarding the Company's product developments; announcements of technological innovations or new products by the Company, its customers or competitors; release of reports by securities analysts; changes in security analysts' recommendations; developments or disputes concerning patents or proprietary rights or other events. Also, at some future time, the Company's revenues and results of operations may be below the expectations of public market securities analysts or investors, resulting in significant fluctuations in the market price of the Company's Common Stock. In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies and which often, are unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has occurred against that company. Such litigation could result in substantial costs and would at a minimum divert management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The Company filed its report on Form 8-K regarding the acquisition of certain assets of the physical library business of Synopsys, Inc. on January 19, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2001

                             ARTISAN COMPONENTS, INC.
                                    (Registrant)

                         By: /s/ Mark R. Templeton
                             --------------------------------------------
                             Mark R. Templeton
                             President, Chief Executive Officer and Director (Principal Executive Officer)

                         By: /s/ Joy E. Leo
                             --------------------------------------------
                             Joy E. Leo
                             Vice President, Finance and Administration and Chief Financial Officer
                             (Principal Financial and Accounting Officer)