Form 10-Q
period 2001-03-31
ARTISAN COMPONENTS INC
filed 2001-05-15
CIK 1048982

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                   FORM 10-Q
                                ----------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2001

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

                 Yes [X]      No [ ]

As of April 30, 2001 there were 16,380,611 shares of the Registrant's Common Stock outstanding.

================================================================================

                            ARTISAN COMPONENTS, INC.
                                    Form 10-Q

                                      INDEX


                                                                                Page No.
                                                                                --------
Cover Page ...................................................................     1
Index ........................................................................     2

PART I - Financial Information

     ITEM 1 - Financial statements

     Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited)
                  and September 30, 2000 .....................................     3
     Condensed Consolidated Statements of Operations, unaudited, for the Three and Six Months Ended March 31,
                  2001 and 2000 ..............................................     4
     Condensed Consolidated Statements of Cash Flows, unaudited,
                  for the Six Months Ended March 31, 2001 and 2000 ...........     5
     Notes to Unaudited Condensed Consolidated Financial Statements ..........     6

     ITEM 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .......................    11

     ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk .....    19

PART II - Other Information

     ITEM 1 - Legal Proceedings ..............................................    31
     ITEM 2 - Changes in Security and Use of Proceeds ........................    31
     ITEM 3 - Defaults Upon Senior Securities ................................    31
     ITEM 4 - Submission of Matters to a Vote of Security Holders ............    31
     ITEM 5 - Other Information ..............................................    31
     ITEM 6 - Exhibits and Reports on Form 8-K ...............................    32

Signatures ...................................................................    33

                            ARTISAN COMPONENTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                March 31,    September 30,
                                                                  2001           2000
                                                                ---------    ------------
                                                               (unaudited)
                           ASSETS
Current Assets:
 Cash and cash equivalents .................................      $29,329      $33,278
 Marketable securities .....................................       11,177       20,738
 Contract receivables, net .................................       11,307        7,722
 Prepaid expenses and other current assets .................        1,723        1,129
 Deferred tax asset, current portion .......................        2,443        2,443
                                                                  -------      -------
    Total current assets ...................................       55,979       65,310
Property and equipment, net ................................        4,237        4,809
Deferred tax asset, long-term portion ......................        2,971        1,608
Goodwill and other intangible assets, net ..................       21,942           --
Other assets ...............................................          203          203
                                                                  -------      -------
    Total assets ...........................................      $85,332      $71,930
                                                                  =======      =======

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses .....................      $ 3,867      $ 3,651
 Deferred revenue, current portion .........................        6,595        4,590
                                                                  -------      -------
    Total current liabilities ..............................       10,462        8,241
Deferred revenue, long-term portion ........................          645          117
Other liabilities ..........................................          118          118
                                                                  -------      -------
    Total liabilities ......................................       11,225        8,476
                                                                  -------      -------

Stockholders' Equity
   Common Stock, $0.001 par value:
      Authorized: 50,000;
      Issued and outstanding: 16,379 and 14,730
        shares at March 31, 2001 and September 30, 2000,
        respectively .......................................           16           15
 Additional paid in capital ................................       72,294       59,609
 Retained earnings .........................................        1,797        3,830
                                                                  -------      -------
    Total stockholders' equity .............................       74,107       63,454
                                                                  -------      -------
    Total liabilities and stockholders' equity .............      $85,332      $71,930
                                                                  =======      =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            ARTISAN COMPONENTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                             Three Months                   Six Months
                                                            Ended March 31,               Ended March 31,
                                                        -----------------------       -----------------------
                                                          2001           2000           2001           2000
                                                        --------       --------       --------       --------
Revenue:
 License .........................................      $  5,555       $  4,586       $ 10,017       $  9,031
 Net royalty .....................................         1,140            783          2,232          1,399
                                                        --------       --------       --------       --------
  Total revenue ..................................         6,695          5,369         12,249         10,430
                                                        --------       --------       --------       --------

Cost and expenses:
 Cost of revenue .................................         1,512          1,358          2,533          2,812
 Amortization of acquired technology .............           397             --            397             --
 Product development .............................         3,220          1,591          5,499          3,233
 Sales and marketing .............................         1,581          1,881          3,007          3,554
 General and administrative ......................           656            607          1,325          1,147
 In process research and development .............         2,441             --          2,441             --
 Amortization of goodwill and other intangible
  assets .........................................         1,615             --          1,615             --
                                                        --------       --------       --------       --------
  Total cost and expenses ........................        11,422          5,437         16,817         10,746
                                                        --------       --------       --------       --------
Operating loss ...................................        (4,727)           (68)        (4,568)          (316)
Other income, net ................................           588            692          1,488          1,376
                                                        --------       --------       --------       --------
Income (loss) before provision for income
    taxes ........................................        (4,139)           624         (3,080)         1,060
Provision (benefit) for income taxes .............        (1,407)           206         (1,047)           350
                                                        --------       --------       --------       --------
Net income (loss) ................................      $ (2,732)      $    418       $ (2,033)      $    710
                                                        ========       ========       ========       ========
Basic and diluted net income (loss) per
    share ........................................      $  (0.17)      $   0.03       $  (0.13)      $   0.05
                                                        ========       ========       ========       ========

Shares used in computing:
  Basic net income (loss) per share ..............        16,280         14,246         15,516         14,119
  Diluted net income (loss) per share ............        16,280         15,745         15,516         15,527


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            ARTISAN COMPONENTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                   Six Months Ended
                                                                       March 31,
                                                                -----------------------
                                                                  2001           2000
                                                                --------       --------
Cash flows from operating activities:
 Net income (loss) .......................................      $ (2,033)      $    710
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization ..........................         1,233          1,452
  Amortization of goodwill and other intangible
      assets .............................................         2,012             --
  Gain on sale of fixed assets ...........................           (33)           (45)
  Compensation expense for options granted ...............             8             34
  In process research and development ....................         2,441             --
  Changes in assets and liabilities:
    Contract receivables, net ............................        (3,585)          (105)
    Prepaid expenses and other assets ....................            --            (21)
    Deferred taxes .......................................        (1,363)            --
    Accounts payable and accrued liabilities .............           136           (895)
    Deferred rent ........................................            --             10
    Deferred revenue and long-term liabilities ...........         1,220            221
                                                                --------       --------
    Net cash provided by operating activities ............            36          1,361
                                                                --------       --------
Cash flows from investing activities:
 Purchase of property and equipment ......................          (314)          (819)
 Proceeds from sale of property and equipment ............            50             60
 Acquisition of Physical Library Business of Synopsys ....       (14,451)            --
 Purchase of marketable securities .......................       (17,524)       (25,108)
 Proceeds from sale of marketable securities .............        27,085         43,846
                                                                --------       --------
    Net cash provided by (used in) investing
      activities .........................................        (5,154)        17,979
                                                                --------       --------
Cash flows from financing activities:
    Proceeds from issuance of common stock ...............         1,169          2,406
                                                                --------       --------
    Net cash provided by financing activities ............         1,169          2,406
                                                                --------       --------

Net increase (decrease) in cash and cash equivalents .....        (3,949)        21,746
Cash and cash equivalents, beginning of period ...........        33,278         15,233
                                                                --------       --------
Cash and cash equivalents, end of period .................      $ 29,329       $ 36,979
                                                                ========       ========

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Fixed asset acquisitions in exchange for accounts
    payable ..................................................  $     80       $     --
  Issuance of common stock in acquisition of  Physical Library
    Business of Synopsys .....................................  $ 11,509       $     --


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ARTISAN COMPONENTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF CONSOLIDATION AND PRESENTATION:

The accompanying consolidated financial statements include the accounts of Artisan Components, Inc. ("Artisan" or the "Company") and its wholly owned subsidiary after elimination of all inter-company transactions. The Company's fiscal year ends September 30.

The accompanying unaudited condensed consolidated financial statements of Artisan have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The September 30, 2000 fiscal year end consolidated balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three month and six month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001 or any other future period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended September 30, 2000 included in the Company's Annual Report on Form 10-K as filed with the SEC.

2. USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

3. EARNINGS PER SHARE ("EPS") DISCLOSURES:

Basic and diluted EPS are computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted" method) and exercise of stock options and warrants for all periods. Dilutive potential common shares are not included during periods in which the Company experienced a net loss, as the impact would be anti-dilutive.

                            ARTISAN COMPONENTS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (unaudited)

In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                  Three Months                  Six Months
                                                 Ended March 31,             Ended March 31,
                                              ----------------------      ----------------------
                                                2001          2000          2001          2000
                                              --------       -------      --------       -------
Numerator--Basic and Diluted EPS
  Net income (loss) ....................      $ (2,732)      $   418      $ (2,033)      $   710
                                              ========       =======      ========       =======
Denominator--Basic EPS
  Common stock outstanding .............        16,280        14,246        15,516        14,119
                                              --------       -------      --------       -------
Basic net income (loss) per share ......      $  (0.17)      $  0.03      $  (0.13)      $  0.05
                                              ========       =======      ========       =======
Denominator--Diluted EPS
  Denominator--Basic EPS ...............        16,280        14,246        15,516        14,119
  Effect of Dilutive Securities
    Common stock options(1) ............            --         1,499            --         1,408
                                              --------       -------      --------       -------
                                                16,280        15,745        15,516        15,527
                                              --------       -------      --------       -------
Diluted net income (loss) per share ....      $  (0.17)      $  0.03      $  (0.13)      $  0.05
                                              ========       =======      ========       =======

(1) 3,515,583 shares of common stock options outstanding were not included in the per share calculation in the three and six month periods ended March 31, 2001. 6,000 and 98,583 shares of common stock options outstanding were not included in the per share calculation in the three and six month periods ended March 31, 2000, respectively.

4. NEW ACCOUNTING STANDARDS:

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 on October 1, 2000 did not have a material effect on the Company's financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying GAAP to revenue recognition issues in financial statements. The adoption of SAB 101 on October 1, 2000 did not have a material effect on the Company's financial position or results of operations.

                            ARTISAN COMPONENTS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (unaudited)

5. COMPREHENSIVE INCOME:

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes requirements for disclosure of comprehensive income and became effective for the Company for its fiscal year 1999, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments of contributions by stockholders. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The Company has adopted SFAS No. 130; however, the effect of the adoption was immaterial to all periods presented.

6. BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION:

The Company currently operates in one industry segment, the semiconductor intellectual property segment, for financial reporting purposes, and uses one measure of profitability for its business. The Company markets its products to customers in North America, Europe and Asia.

                                                   Three Months              Six Months
                                                  Ended March 31,           Ended March 31,
                                                -------------------      --------------------
($ In Thousands)                                 2001        2000         2001         2000
                                                ------      -------      -------      -------
Revenue from Unaffiliated Customers:
 Japan ...................................      $2,097      $ 1,443      $ 4,082      $ 2,576
 Taiwan ..................................       1,865        2,788        3,981        4,576
 United States ...........................       1,793          519        2,396        1,248
 Germany .................................         739          333        1,272          503
 Other ...................................         201          286          518        1,527
                                                ------      -------      -------      -------
                                                $6,695      $ 5,369      $12,249      $10,430
                                                ======      =======      =======      =======

7. ACQUISITION OF PHYSICAL LIBRARY BUSINESS OF SYNOPSYS

On January 4, 2001, the Company completed the acquisition of certain assets of the physical library business of Synopsys, Inc. ("Physical Library Business") for $27.3 million including $13.4 in cash, 1,450,000 shares of the Company's common stock valued at $11.5 million and transaction costs and expenses.

The transaction was accounted for under the purchase method of accounting, in accordance with Accounting Principles Board Opinion ("APB") No. 16. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition.

                            ARTISAN COMPONENTS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (unaudited)

The Company's allocation of the aggregate purchase price is based on management's preliminary analysis and estimates of the fair value of the tangible assets and intangible assets of the Physical Library Business as follows (in thousands):

                                                             Useful
                                                  Amount   lives (years)
                                                  -------  ------------
Tangible assets acquired ...................      $   914      N/A
Identifiable intangibles acquired:
  In-process research and development ......        2,441      N/A
  Existing technology ......................        4,766      3
  Noncompete agreements ....................          376      2
  Acquired workforce .......................        1,368      3
  Goodwill and other intangible assets .....       17,445      3
                                                  -------
    Net assets acquired ....................      $27,310
                                                  =======

The fair value allocation to in-process research and development was determined by identifying the research projects for which technological feasibility has not been achieved and which have no alternative future use at the acquisition date, assessing the stage and expected date of completion of the research and development effort at the acquisition date, and calculating the net present value of the cash flows expected to result from the successful deployment of the new technology resulting from the in-process research and development effort.

The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and over-coming the obstacles necessary to attain technological feasibility. As of the date of the acquisition, the Physical Library Business had two projects in process that on average were 75% complete.

The estimated net present value of cash flows was based on incremental future cash flows from revenues expected to be generated by the technologies in the process of development, taking into account the characteristics and applications of the technologies, the size and growth rate of existing and future markets and an evaluation of past and anticipated technology and product life cycles. Estimated net future cash flows included allocations of operating expenses and income taxes but excluded the expected completion costs of the in-process projects, and were discounted at a rate of 30% to arrive at a net present value. The discount rate included a factor that took into account the uncertainty surrounding the successful deployment of in-process technology projects. This net present value was allocated to in-process research and development based on the percentage of completion at the date of the acquisition.

The following unaudited pro forma financial information has been prepared as if the acquisition had occurred at the beginning of the periods presented. Net revenue, net loss and net loss per share data for the six month periods ended March 31, 2001 and 2000 are based on the respective historical financial statements of the Company and the Physical Library Business and reflect the consolidated results of operations, including amortization of the resulting goodwill and other intangible assets. The pro forma data excludes the charge for in-process research and development. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of the periods

                            ARTISAN COMPONENTS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (unaudited)


specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

                                                  SIX MONTHS ENDED
                                                      MARCH 31,
                                                -----------------------
                                                  2001           2000
($ In Thousands, except per share data)         --------       --------
Net revenue ..............................      $ 12,708       $ 13,275
Net loss .................................      $ (3,792)      $ (4,739)
Basic and diluted net loss per share .....      $  (0.23)      $  (0.30)
Shares used in basic and diluted net
  loss per share calculation .............        16,273         15,569

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

The Company's customers include foundries, which only manufacture ICs, and Integrated Device Manufacturers ("IDMs"), which both design and manufacture ICs. These companies invest significant resources in libraries that are designed to match their specific manufacturing processes. Artisan's IP library products are designed to enable these manufacturers to achieve the best combination of performance, density, power and yield for a given manufacturing process. Typically, a customer licenses one or more products designed for its manufacturing process that are accompanied by layout databases, views to support a customer's IC design tool environment and design methodology documentation. The Company generally licenses its products on a nonexclusive, worldwide basis to these major semiconductor manufacturers and grants these manufacturers the right to distribute the Company's IP components to their internal design teams and to distribute and sublicense the Company's IP components to semiconductor design companies that manufacture at the same facility. License fees and royalties are received under the terms of license agreements with such manufacturers.

In cases where a foundry does not have the infrastructure necessary to distribute and support the Company's IP components, the Company performs the distribution function directly to semiconductor design companies that are customers of the semiconductor manufacturer ("End Users"). As a result, certain of the Company's libraries are available through distribution programs in place between Artisan and the foundries. Eligible End Users can obtain libraries through these programs at no cost to them. As part of the license agreement that is entered into by the End User to obtain these libraries, they agree to manufacture any semiconductor design using any of these libraries at the particular foundry for which the library was developed. The foundry then pays a royalty to Artisan based on the volume of the foundry's sales containing the Company's IP. Additionally, the End Users can order modified products and support from the Company for a separate license and support fee payable directly by the End User.

The following diagram pictorially represents the Company's business model. [Insert diagram in attached file]

The license of the Company's products to a semiconductor manufacturer typically involves a sales cycle of six to 12 months and often coincides with a customer's migration to a new manufacturing process. The Company's contracts generally require a customer to pay a license fee to Artisan ranging from approximately $250,000 to $700,000 for each product delivered under a contract. The Company's contracts generally require a customer to pay a portion of the license fees upon signing of the contract with the final payment due within 30 to 60 days after the completion of customization, which generally takes three to six months. Royalty revenue is calculated based on unit sales by manufacturers of ICs or wafers containing the Company's IP components. Given that the Company provides its products early in the customer's IC design process, there is a significant delay between the delivery of a product and the generation of royalty revenue.

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

As described above, the Company's business model is intended to generate revenue from both license fees and royalties paid by foundries and IDMs. To date, a substantial portion of royalty revenue has been derived from one customer. Net royalty revenue was 17% and 15% of total revenue in the three month periods ended March 31, 2001 and 2000, respectively and was 18% and 13% in the six month periods ended March 31, 2001 and 2000, respectively. The Company expects royalty revenue to continue to grow as a percent of total revenue, however the growth rate may fluctuate from quarter to quarter and will likely decline over time. For example, net royalty revenue grew by 77% in the first quarter of fiscal 2001 and by 46% in the second quarter of fiscal 2001.

According to contract terms, a portion of each royalty payment is credited back to the customer's account for use as payment of license fees for future orders placed with the Company. The remaining portion of the royalty is reported as net royalty revenue. The amount of credits that can be earned by a customer is limited to the cumulative amount of orders placed by that customer for a given process technology. A customer has a limited time to use the credits before they expire, generally between 12 and 24 months. If the customer does not use the credits within this period, the Company takes the amount of expired credits as revenue and no longer has an obligation to provide any future products in return for such credits. The Company's success will depend, in part, on its ability to generate royalty revenue from a substantially larger number of designs and on many of these designs achieving large manufacturing volumes. See "--Factors Affecting Future Operating Results--Fluctuations in Operating Results--Dependence on License Fee- and Royalty-Based Business Model."

As indicated by the following table, the Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time.

                                              Three Months         Six Months
                                             Ended March 31,     Ended March 31,
                                             --------------      ---------------
(% of Total Revenue)                         2001      2000      2001      2000
                                             ----      ----      ----      ----
Taiwan Semiconductor Manufacturing
   Corporation ........................       27%       47%       31%       36%
 NEC Electronics, Inc. ................       12        13        11        14
 Sanyo Electric Company ...............       11        --        --        --
 Infineon Technologies AG .............       11        --        10        --
 National Semiconductor Company .......       10        --        --        --
 Sharp Corporation ....................       --        15        --        12
 Other ................................       29        25        48        38
                                             ---       ---       ---       ---
                                             100%      100%      100%      100%
                                             ===       ===       ===       ===

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

Historically, a substantial portion of the Company's total revenue has been derived from customers outside the United States, primarily from Asia and Europe ("international revenue"). In the three and six month periods ended March 31, 2001, international revenue represented approximately 73% and 80%, respectively, of the Company's total revenue. In the three and six month periods ended March 31, 2000, international revenue represented approximately 90% and 88%, respectively, of the Company's total revenue. The Company anticipates that international revenue will remain a substantial portion of its total revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. See "--Factors Affecting Future Operating Results--Risks Associated with International Customers."

The Company derives a substantial majority of all of its revenue from license fees associated with the sale of products, including support and maintenance, that together accounted for 83% and 82% of total revenue in the three and six month periods ended March 31, 2001, respectively, and accounted for 85% and 87% for the three and six month periods ended March 31, 2000. Although the percent of revenue represented by license revenue has declined slightly, the Company expects that license revenue will continue to account for a substantial portion of the Company's total revenue for the foreseeable future. See "--Results of Operations" and "--Factors Affecting Future Operating Results--Product Concentration"."

In connection with the grant of options for the purchase of 96,200 shares of Common Stock to employees during the period from December 1996 through March 1997 and 15,000 shares of Common Stock to non-employees in January 1998, the Company recorded aggregate deferred compensation of approximately $281,000, representing the difference between the deemed fair value of the Common Stock and the option exercise price at the date of grant. Such deferred compensation is amortized over the vesting period relating to the options. As of March 31, 2001, such deferred compensation has been fully amortized.

ACQUISITION OF PHYSICAL LIBRARY BUSINESS OF SYNOPSYS

On January 4, 2001, the Company acquired certain assets of the physical library business of Synopsys, Inc. ("Physical Library Business") for approximately $27.3 million, including $13.4 million in cash, issuance of 1,450,000 shares of Artisan Components common stock valued at $11.5 million and transaction costs and expenses. The acquisition was accounted for under the purchase method of accounting in accordance with APB No. 16. Note 7 to the Condensed Consolidated Financial Statements outlines the details of the purchase price allocation and pro forma financial information related to the acquisition.

Upon consummation of the Company's acquisition of the Physical Library Business, the Company immediately charged to the expense $2.4 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. At the time of its acquisition by the Company, the Physical Library Business was working on two development projects. The nature of the efforts to complete these in-process research and development projects relate, in varying degrees, to the completion of all planning, designing, prototyping, verification, and testing activities that are necessary to establish that the proposed in-process technologies meet their design specifications, which include functional, technical, and economic performance requirements.

The Company has begun to integrate the workforce and operations of the acquired business and has established an organizational structure that it believes will effectively utilize the additional workforce. The acquired technology is being integrated with the Company's existing business. Due to the nature of the business acquired, incremental revenue resulting from the acquisition can not be separately measured. The costs related to the workforce acquired are reflected in Engineering costs and to a much lesser extent in Sales and Marketing costs. The one-time and recurring charges are shown separately in the Results of Operations below. The Company expects to incur charges of $2.0 million per quarter primarily related to the amortization of acquired goodwill and other intangibles over a 3 year period. See "--Factors Affecting Future Operating Results -- Risks Associated with the Acquisition of Certain Assets of the Physical Library Business of Synopsys, Inc."

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of total revenue:

                                                  Three Months              Six Months
                                                 Ended March 31,           Ended March 31,
                                               ------------------        ------------------
                                                2001         2000         2001         2000
                                               -----        -----        -----        -----
Revenue:
 License ................................       83.0%        85.4%        81.8%        86.6%
 Net royalty ............................       17.0         14.6         18.2         13.4
                                               -----        -----        -----        -----
  Total revenue .........................      100.0        100.0        100.0        100.0
                                               -----        -----        -----        -----

Cost and expenses:
 Cost of revenue ........................       22.5         25.3         17.9         27.0
 Amortization of acquired technology ....        6.0           --          6.0           --
 Product development ....................       48.1         29.6         44.9         31.0
 Sales and marketing ....................       23.6         35.1         24.6         34.0
 General and administrative .............        9.8         11.3         10.8         11.0
 In process research and development ....       36.5           --         19.9           --
 Amortization of goodwill and
  other intangible assets ...............       24.1           --         13.2           --
                                               -----        -----        -----        -----
  Total cost and expenses ...............      170.6        101.3        137.3        103.0
                                               -----        -----        -----        -----
Operating loss ..........................      (70.6)        (1.3)       (37.3)        (3.0)
Other income, net .......................        8.8         12.9         12.2         13.2
                                               -----        -----        -----        -----
Income (loss) before provision
 for income taxes .......................      (61.8)        11.6        (25.1)        10.2
Provision (benefit) for income
 taxes ..................................      (21.0)         3.8         (8.5)         3.4
                                               -----        -----        -----        -----
Net income (loss) .......................      (40.8)%        7.8%       (16.6)%        6.8%
                                               =====        =====        =====        =====

REVENUE

                               Three Months Ended                   Six Months Ended
                                    March 31,                           March 31,
                          -----------------------------      -------------------------------
($ In Thousands)           2001     Inc/(Dec)     2000        2001      Inc/(Dec)      2000
                          ------      ----       ------      -------      ----       -------
License ............      $5,555      21.1%      $4,586      $10,017      10.9%      $ 9,031
Net royalty ........       1,140      45.6%         783        2,232      59.5%        1,399
                          ------      ----       ------      -------      ----       -------
Total revenue ......      $6,695      24.7%      $5,369      $12,249      17.4%      $10,430
                          ======      ====       ======      =======      ====       =======

Total revenue increased 25% in the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000 due to an overall increase in license revenue for the Company's memory, standard cell and I/O products, higher net royalty revenue and higher maintenance and support revenue. Total revenue increased 17% in the six month period ended March 31, 2001, as compared to the same period in fiscal 2000, due to increases in net royalty revenue, license revenue and support revenue. Gross royalty revenue is calculated based on per unit sales by Artisan customers of ICs or wafers containing the Company's IP components. Total gross royalties for the second quarters of fiscal 2001 and 2000 were $1.7 million and $1.2 million, respectively. Total gross royalties for the six month periods ended March 31, 2001 and 2000 were $3.3 million and $2.2 million, respectively. From gross royalties, a portion was credited back to the customer's account for use as payment of license fees for future orders to be placed with the Company. The remaining portion of gross royalty revenue was reported as net royalty revenue.

COSTS AND EXPENSES

                                   Three Months Ended                   Six Months Ended
                                         March 31,                          March 31,
                              ------------------------------      -------------------------------
($ In Thousands)               2001      Inc/(Dec)     2000        2001      Inc/(Dec)      2000
                              ------       ----       ------      ------       ----        ------
Cost of revenue ........      $1,512       11.3%      $1,358      $2,533       (9.9)%      $2,812
Amortization of acquired
   technology ..........         397        N/A           --         397        N/A            --
Product development ....       3,220      102.4%       1,591       5,499       70.1%        3,233
                              ------       ----       ------      ------       ----        ------
Engineering costs ......      $5,129       73.9%      $2,949      $8,429       39.4%       $6,045
                              ======       ====       ======      ======       ====        ======

Engineering costs are allocated between cost of revenue and product development expenses. Engineering efforts devoted to developing products as part of specific customer projects are recognized as cost of revenue. The balance of engineering costs, incurred for general development of Artisan's technology, is charged to product development. Engineering costs generally are expensed as incurred. Engineering costs increased 74% in the second quarter of fiscal 2001 as compared to the same period in fiscal 2000. The absolute dollar increase in engineering costs of $2.2 million was due to increased headcount and personnel-related expenses of $1.6 million, the addition of amortization of purchased technology of $397,000, increased computer and networking related costs of $171,000 and increased usage of external contractors and outside services of $63,000, partially offset by decreased warranty expense of $28,000. Engineering costs increased 39% in the six month period ended March 31, 2001, as compared to the same period in fiscal 2000. The absolute dollar increase in engineering costs of $2.4 million was due to increased headcount and personnel-related expenses of $2.0 million, the addition of amortization of purchased technology of $397,000 and increased usage of external contractors and outside services of $118,000, partially offset by decreased warranty expense of $101,000. The increase in headcount related costs in both the three and six month periods ended March 31, 2001, as compared to the same periods in fiscal 2000, was primarily due to the acquisition of Physical Library Business of Synopsys.

        Cost of revenue increased 11% in the second quarter of fiscal 2001 as compared to the same period in fiscal 2000. The absolute dollar increase of cost of revenue of $154,000 in the second quarter of fiscal 2001, as compared to the same period in fiscal 2000, was due to increased engineering hours allocated to revenue-generating projects of $253,000, partially offset by a decreased usage of external contractors of $71,000 and decreased warranty expense of $28,000. Cost of revenue decreased 10% in the six month period ended March 31, 2001 as compared to the same period in fiscal 2000. The absolute dollar decrease of cost of revenue of $279,000 in the six month period ended March 31, 2001, as compared to the same period in fiscal 2000, was due to decreased use of external contractors of $235,000 and decreased warranty expense of $101,000, partially offset by increased engineering hours allocated to revenue-generating projects of $57,000.

        Product development expenses increased 102% in the second quarter of fiscal 2001 as compared to the same period in fiscal 2000. The absolute dollar increase of $1.6 million in the second quarter of fiscal 2001, as compared to the same period in fiscal 2000, was due to increased headcount and personnel-related expenses of $1.6 million, increased usage of external contractors and outside services of $135,000 and increased computer and networking related costs of $171,000, partially offset by decreased engineering hours allocated to revenue-generating projects of $253,000. Product development expenses increased 70% in the six month period ended March 31, 2001 as compared to the same period in fiscal 2000. The absolute dollar increase of $2.3 million in the six month period of fiscal 2001, as compared to the same period in fiscal 2000, was due to increased headcount and personnel-related expenses of $2.0 million, increased usage of external contractors and outside services of $354,000 and increased computer and networking related costs of $22,000, partially offset by decreased engineering hours allocated to revenue-generating projects of $57,000. The Company expects that product development expenses will continue to increase in absolute dollars.

                                    Three Months Ended                  Six Months Ended
                                         March 31,                           March 31,
                               ------------------------------      ------------------------------
($ In Thousands)                2001     Inc/(Dec)      2000        2001     Inc/(Dec)      2000
                               ------      -----       ------      ------      -----       ------
Sales and marketing
   expense ..............      $1,581      (15.9)%     $1,881      $3,007      (15.4)%     $3,554
                               ======                  ======      ======                  ======

Sales and marketing expenses include salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses decreased by 16% in the second quarter of fiscal 2001, compared to the second quarter of fiscal 2000. The decrease in absolute dollars in sales and marketing expenses of $300,000 in the second quarter of fiscal 2001, as compared with the second quarter of fiscal 2000, was attributable to decreased headcount and personnel-related expenses of approximately $134,000 and decreased travel expenses of $184,000, partially offset by increased other expenses of $18,000. Sales and marketing expenses decreased 15% in the six month period ended March 31, 2001 as compared to the same period in fiscal 2000. The decrease in absolute dollars in sales and marketing expenses of $547,000 in the six month period ended March 31, 2001, as compared to the same period in fiscal 2000, was due to decreased headcount and personnel-related expenses of $316,000, decreased travel and entertainment of $284,000 and decreased outside services of $53,000, partially offset by increased marketing program expenses of $58,000 and increased other expenses of $48,000. Headcount and personnel-related costs and travel and entertainment costs decreased in both the three and six month periods ended March 31, 2001 as compared to the same periods in fiscal 2000 due to a decrease in sales personnel employed with the Company.

                                       Three Months Ended               Six Months Ended
                                            March 31,                       March 31,
                                    -------------------------      -----------------------------
($ In Thousands)                    2001    Inc/(Dec)    2000       2001    Inc/(Dec)      2000
                                    ----       ---       ----      ------      ----       ------
General and administrative
   expenses ..................      $656       8.1%      $607      $1,325      15.5%      $1,147
                                    ====       ===       ====      ======      ====       ======

General and administrative expenses increased 8% and 16% in the three and six month periods ended March 31, 2001 as compared to the same periods in fiscal 2000. The absolute dollar increase in general and administrative expenses of $49,000 and $178,000 in the three and six month period ended March 31, 2001 as compared to the same periods in fiscal 2000 was due to an increase in headcount and personnel-related expenses. The Company expects general and administrative expenses to grow in absolute dollars in future periods.

                                              Three Months Ended              Six Months Ended
                                                   March 31,                       March 31,
                                          -------------------------        ------------------------
($ In Thousands)                          2001     Inc/(Dec)   2000       2001     Inc/(Dec)   2000
                                          ----     --------    ----       ----      -------    ----
In process research and
   development ....................      $2,441       N/A      $ --      $2,441       N/A      $ --
Amortization of goodwill and
   purchased intangible
   assets .........................       1,615       N/A        --       1,615       N/A        --
                                          -----                  --       -----                  --
Acquisition-related
   costs ..........................      $4,056       N/A      $ --      $4,056       N/A      $ --
                                          =====                  ==       =====                  ==

The one-time in process research and development charge and the recurring amortization of goodwill and other intangible assets are both due to the acquisition of the Physical Library Business of Synopsys.

OTHER INCOME

                                       Three Months Ended               Six Months Ended
                                            March 31,                       March 31,
                                    -------------------------      -----------------------------
($ In Thousands)                    2001    Inc/(Dec)    2000       2001    Inc/(Dec)      2000
                                    ----       ---       ----      ------      ----       ------
Other income, net.....              $588      (15.0)%    $692      $1,488       8.1%      $1,376
                                    ====                 ====      ======                 ======

Other income decreased by 15% in the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000. Other income increased 8% in the six month period ended March 31, 2001 as compared to the six month period ended March 31, 2000. The decrease in other income in the second quarter of fiscal 2001, as compared to the same period in fiscal 2000, was primarily due to lower investment balances as a result of cash paid for the Physical Library Business of Synopsys as well as decreased average interest rates. The increase in other income in the six month period ended March 31, 2001, as compared to the same period in fiscal 2000, was primarily due to higher interest rates on the Company's investments, partially offset by the lower investment balances in the three months ended March 31, 2001 due to the acquisition of the Physical Library Business of Synopsys as well as decreased average interest rates.

INCOME TAXES

                                  Three Months Ended               Six Months Ended
                                       March 31,                        March 31,
                               -------------------------       -------------------------
($ In Thousands)               2001     Inc/(Dec)   2000       2001     Inc/(Dec)   2000
                               ----     --------    ----       ----      -------    ----
Provision (benefit) for
   income taxes .......      $(1,407)      N/A      $206      $(1,047)      N/A      $350
                               =====                 ===        =====                 ===

The effective tax rate was 34% in the three and six month periods ended March 31, 2001 and 33% in the three and six month periods ended March 31, 2000. The increase in the effective tax rate was due to a lower ratio of research and development credits and tax-free interest income to taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations primarily from license revenue received from inception to March 31, 2001, the net proceeds of $27.1 million from its February 1998 initial public offering of Common Stock, the net proceeds of $15.8 million from its April 1998 secondary offering of Common Stock and, to a lesser extent, the proceeds of approximately $7.7 million from the sale of Preferred Stock and a warrant.

Net cash provided by operating activities was $36,000 and $1.4 million in the six month periods ended March 31, 2001 and 2000, respectively. Net cash provided by operating activities in the six month period ended March 31, 2001 was primarily due to depreciation and amortization, amortization of goodwill and other intangible assets, the one-time charge for in process research and development related to the acquisition of the Physical Library Business of Synopsys and an increase in deferred revenue and other long-term liabilities, partially offset by the Company's net loss, an increase in contract receivables and an increase in deferred taxes. Net cash provided by operating activities in the six month period ended March 31, 2000 was primarily due to depreciation and amortization plus the Company's net income, partially offset by an increase in accounts payable and other liabilities.

Net cash used in investing activities was $5.2 million in the six month period ended March 31, 2001. Net cash provided by investing activities was $18.0 million in the six month period ended March 31, 2000. In the six months ended March 31, 2001, investing activities consisted primarily of the acquisition of the Physical Library Business of Synopsys and the purchase of property and equipment, partially offset by net sales of marketable securities. In the six months ended March 31, 2000 investing activities consisted primarily of net sales of marketable securities, partially offset by the purchase of property and equipment.

Net cash provided by financing activities was $1.2 million and $2.4 million in the six month periods ended March 31, 2001 and 2000, respectively. Net cash provided by financing activities in both periods consisted of proceeds from the issuance of common stock to employees upon the exercise of stock options and the purchase of stock through the employee stock purchase plan.

At March 31, 2001, the Company had cash, cash equivalents and current marketable securities of $40.5 million. As of March 31, 2001, the Company had retained earnings of $1.8 million and working capital of $45.5 million.

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

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 on October 1, 2000 did not have a material effect on the Company's financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying GAAP to revenue recognition issues in financial statements. The adoption of SAB 101 on October 1, 2000 did not have a material effect on the Company's financial position or results of operations.

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

The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying values approximate fair values at March 31, 2001 and September 30, 2000. All investments mature in one year or less.

                                    CARRYING    AVERAGE RATE       CARRYING      AVERAGE RATE
                                    VALUE AT    OF RETURN AT       VALUE AT      OF RETURN AT
                                    MARCH 31,     MARCH 31,      SEPTEMBER 30,   SEPTEMBER 30,
                                      2001          2001             2000            2000
                                    --------     -----------      ------------    -------------
                               (IN THOUSANDS)   (ANNUALIZED)   (IN THOUSANDS)   (ANNUALIZED)
INVESTMENT SECURITIES:
Cash Equivalents -
         variable rate .....         $ 2,174          5.6%          $ 4,544            5.8%
Money market funds -
         variable rate .....           2,092          6.5%              618            6.3%
Cash Equivalents -
         fixed rate ........          25,063          5.3%           28,116            6.6%
Short-term investments -
         fixed rate ........          11,177          6.2%           20,738            6.7%
                                     -------                        -------
Total ......................         $40,506                        $54,016
                                     =======                        =======

FACTORS AFFECTING FUTURE OPERATING RESULTS

Fluctuations in Operating Results

The Company's operating results have fluctuated in the past as a result of a number of factors including the relatively large size and small number of customer orders during a given period; the timing of customer orders; delays in the design process due to changes by a customer to its order after it is placed; the Company's ability to achieve progress on percentage of completion contracts; the length of the Company's sales cycle; the Company's ability to develop, introduce and market new products and product enhancements; the timing of new product announcements and introductions by the Company and its competitors; market acceptance of the Company's products; the demand for semiconductors and end-user products that incorporate semiconductors and general economic conditions. For example, economic growth has slowed significantly in recent months and many commentators believe the U.S. economy will experience a recession. Weakness in the U.S. and world economy could have a material adverse effect on our orders and revenue. The Company's future operating results may fluctuate from quarter to quarter and on an annual basis as a result of these and other factors, in particular the relatively large size and small number of customer orders during a given period and the amount of royalties recognized in a given period. Accordingly, it is likely that in some future quarters the

Company's operating results will be below the expectations of public market analysts and investors. In that event, the price of the Company's Common Stock would likely decline, perhaps substantially.

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

The Company's sales cycle can be lengthy and is subject to a number of risks over which the Company has little or no control. As a result of the significant dollar amounts represented by a single customer order, the timing of the receipt of an order can have a significant impact on the Company's revenue for a particular period. In addition, because the Company's revenue is concentrated among a small number of customers, a decline or a delay in the recognition of revenue from one customer in a period may cause the Company's business, operating results and financial condition in such period to be materially adversely affected and may lead to significant fluctuations from quarter to quarter. Any significant or ongoing failure to obtain new orders from customers or to collect outstanding accounts receivable would have a material adverse effect on the Company's business, operating results and financial condition. The Company has, in the past, experienced periods of negative growth as well as declines in the rate of growth of its revenue as compared with prior periods. For example, the rate of quarter over quarter growth of net royalty revenues decreased to 45.6% in the second quarter of fiscal 2001 from 77% in the first quarter of fiscal 2001 due, in part, to the recent slowdown in the semiconductor industry and the overall U.S. economy. There can be no assurance that the Company will experience stable or increasing revenues in the future.

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

Dependence on License Fee- and Royalty-Based Business Model

The Company's customers include foundries, which only manufacture ICs, and Integrated Device Manufacturers ("IDMs"), which both design and manufacture ICs. Artisan's IP library products are designed to enable these manufacturers to achieve the best combination of performance, density, power and yield for a given manufacturing process. Typically, a customer licenses one or more products designed for its manufacturing process that are accompanied by layout databases, views to support a customer's IC design tool environment and design methodology documentation. The Company generally licenses its products on a nonexclusive, worldwide basis to these major semiconductor manufacturers and grants these manufacturers the right to distribute the Company's IP components to their internal design teams and to distribute and sublicense the Company's IP components to semiconductor design companies that manufacture at the same facility. License fees and royalties are received under the terms of license agreements with such manufacturers.

In the third quarter of fiscal 1999, the Company received its first royalty revenue. Royalty payments are calculated based on per unit sales by Artisan customers of ICs or wafers containing the Company's IP. A portion of these payments is credited back to the customer's account for use as payment of license fees for future orders to be placed with the Company. Given that the Company provides its products early in the IC design process, there is a significant delay between the delivery of a product and the generation of royalty revenue. Additionally, the quarter in which Company recognizes royalty revenue is lagged one quarter from the time it is sold by the Company's customer. The Company's success will depend, in part, on its ability to generate royalty revenue from a substantially larger number of designs and on many of these designs achieving large manufacturing volumes. The Company's ability to generate such royalty revenue will in turn depend, in part, on its ability to negotiate, structure, monitor and enforce agreements for the determination and payment of royalties. There can be no assurance that the Company will be successful in expanding the number of royalty bearing contracts with customers, and there can be no assurance that the Company will receive significant royalty revenue in the future. See "--Dependence on Semiconductor Manufacturers; Dependence on Semiconductor and Electronics Industries" and "--Customer Concentration; Limited Customer Base."

The Company believes that its long-term success will be substantially dependent on future royalties. In addition, the Company will face risks inherent in a royalty-based business model. In particular, the Company's ability to forecast royalty revenue will be limited by factors that are beyond the Company's ability to control or assess in advance. Royalties will be recognized in the quarter in which the Company receives a royalty report from its customers and will be dependent upon fluctuating sales volumes. For example, the rate of quarter over quarter growth of net royalty revenues decreased to 45.6% in the second quarter of fiscal 2001 from 77% in the first quarter of fiscal 2001 due, in part, to the recent slowdown in the semiconductor industry and the overall U.S. economy. In addition, under the royalty-based business model, the Company's revenue will be dependent upon the sales by its customers of products that incorporate the Company's technology. Even if the Company's technology is adopted, there can be no assurance that it will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to the Company.

The Company also faces risks relating to the accuracy and completeness of the royalty collection process. The Company currently has only limited experience and systems in place to conduct reviews of the accuracy of the royalty reports it receives from its licensees. The Company has the right to audit its licensees' records to ensure the integrity of their royalty reporting systems; however, such audits may only be conducted periodically and may be at the expense of the Company. There can be no assurance that the costs incurred by the Company to improve its systems and processes and in conducting these audits will not exceed the royalty derived from these efforts. See "--Results of Operations."

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

The semiconductor industry has recently suffered a sharp decline in orders and revenue. Many semiconductor manufacturers and vendors of products incorporating semiconductors have recently announced earnings shortfalls and employee layoffs. Overall, customer spending is getting tighter and spending decisions are being more carefully scrutinized. Due in part to this general slowdown, the Company has experienced a decline in the quarter over quarter rate of growth of net royalty revenues from 77% for the three months ended December 31, 2000 to 45.6% for the three months ended March 31, 2001. The outlook for the electronics industry is uncertain and it is very difficult to predict how long the current slowdown will last or whether the Company will be materially adversely affected by such slowdown. Slower growth in the semiconductor and electronics industries, a reduced number of design starts, tightening of customers' operating budgets, continued consolidation among customers or a shift toward field-programmable gate arrays (FPGAs) or other types of semiconductors that can be designed with less-expensive EDA software, all could have a material adverse effect on the Company's business, financial condition and results of operations.

Customer Concentration; Limited Customer Base

As indicated by the following table, the Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time.

                                                  Three Months               Six Months
                                                 Ended March 31,           Ended March 31,
                                                -----------------         -----------------
(% of Total Revenue)                            2001         2000         2001         2000
                                                ----         ----         ----         ----
Taiwan Semiconductor Manufacturing .....          27%          47%          31%          36%
   Corporation
 NEC Electronics, Inc. .................          12           13           11           14
 Sanyo Electric Company ................          11           --           --           --
 Infineon Technologies AG ..............          11           --           10           --
 National Semiconductor Company ........          10           --           --           --
 Sharp Corporation .....................          --           15           --           12
 Other .................................          29           25           48           38
                                                 ---          ---          ---          ---
                                                 100%         100%         100%         100%
                                                 ===          ===          ===          ===

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

The Company faces numerous risks in successfully obtaining orders from customers on terms consistent with the Company's business model, including, among others, the lengthy and expensive process of building a relationship with a potential customer before reaching an agreement with such party to license the Company's products; persuading large semiconductor manufacturers to work with, to rely for critical technology on, and to disclose proprietary information to a smaller company, such as the Company, and persuading potential customers to bear certain development costs associated with development of customized components. There are a relatively limited number of semiconductor manufacturers to which the Company can license its technology in a manner consistent with its business model and there can be no assurance that such manufacturers will rely on merchant IP components or adopt the Company's products. See "-Competition."

Product Concentration

The Company derives a substantial majority of all of its revenue from license fees associated with the sales of its products, including support and maintenance, that together accounted for 83% and 82% of total revenue in the three and six month periods ended March 31, 2001, respectively, and accounted for 85% and 87% for the three and six month periods ended March 31, 2000. Although the percent of revenue represented by license revenue has declined slightly, the Company expects that license revenue will continue to account for a substantial portion of the Company's revenue for the foreseeable future. There can be no assurance that the Company will continue to derive revenue from license revenue and a decline in license revenue would have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend in significant part on the successful development, introduction and customer acceptance of new products.

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

Risks Associated with International Customers

Historically, a substantial portion of the Company's total revenue has been international revenue. In the three and six month periods ended March 31, 2001, international revenue represented approximately 73% and 80%, respectively, of the Company's total revenue. The Company anticipates that international revenue will remain a substantial portion of its total revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. In the event that the Company's competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the U.S. dollar, the Company may experience fewer orders from international customers whose business is based primarily on the less expensive currency. There can be no assurance that present or future dislocations with respect to international financial markets will not have a material adverse effect on the Company's business, operating results and financial condition. The Company intends to continue to expand its sales and marketing activities in Asia and Europe. The Company's expansion of its international business involves a number of risks including the impact of possible recessionary environments in economies outside the United States; political and economic instability; exchange rate fluctuations; longer accounts receivable collection periods and greater difficulty in accounts receivable collection; unexpected changes in regulatory requirements; reduced or limited protection for intellectual property rights; export license requirements; tariffs and other trade barriers and potentially adverse tax consequences. There can be no assurance that the Company will be able to sustain or increase revenue derived from international customers or that the foregoing factors will not have a material adverse effect on the Company's business, operating results and financial condition.

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

Management of Growth

The ability of the Company to license its products and manage its business successfully in a rapidly evolving market requires an effective planning and management process. The Company's growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. As of March 31, 2001, the Company had 143 employees or full-time equivalents including those joining Artisan as part of the Company's acquisition of the Physical Library Business of Synopsys. The Company's customers rely heavily on the Company's technological expertise in designing, testing and manufacturing products incorporating the Company's IP components. Relationships with new customers generally require significant engineering support. As a result, any increase in the demand for the Company's products will increase the strain on the Company's personnel, particularly its engineers. The Company's financial and management controls, reporting systems and procedures are also limited. Although some new controls, systems and procedures have been implemented, the Company's future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls, and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition. Further, the Company will be required to manage multiple relationships with various customers and other third parties and must successfully implement its royalty business model. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to offer its services and products successfully and to implement its business plan. The Company's inability to manage any future growth effectively would have a material adverse effect on the Company's business, operating results and financial condition.

Risks Associated with the Acquisition of Certain Assets of the Physical Library Business of Synopsys, Inc.

The Company's January 2001 acquisition of certain assets of the Physical Library Business of Synopsys may reduce the Company's revenue growth rate and make prediction of the Company's future revenues, costs and expenses and operating results more difficult as the Company integrates the Physical Library Business with its existing business. In the three month period ended March 31, 2001, the acquisition has resulted in a significant increase in the Company's costs and expenses relating primarily to the increased headcount and amortization of goodwill and other intangibles associated with the acquisition.

The Company has begun to integrate the workforce and operations of the acquired business and has established an organizational structure that it believes will effectively utilize the additional workforce. There is significant risk associated with the completion of the projects in process at the Physical Library Business and there is no assurance that each will in fact be successfully completed, or upon completion, meet with either technological or commercial success. If these projects are not successfully developed and commercially exploited, the Company's business, operating results, and financial condition may be adversely affected in future periods. In addition, the value of other intangible assets acquired may become impaired.

The Company expects the strategic and operational integration of the Physical Library Business into the Company to make prediction of the Company's future revenues, costs and expenses and operating results more difficult because the Company's results of operations in future periods will reflect an expanded workforce and research and development effort. The Company may not be able to accurately predict how the combined business will evolve. Further, the Company may not be able to accurately predict the possible impairment of relationships with employees and customers as a result of the integration of the combined businesses, and the impairment of goodwill resulting from the acquisition. The Company may also not be able to accurately forecast the effect on future operating results from amortization of goodwill and other intangible assets due to new accounting standards or future policy changes directed by the Financial Accounting Standard Board or other regulatory body.

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

Future Capital Needs; Uncertainty of Additional Funding

The Company intends to continue to invest heavily in the development of new products and enhancements to its existing products. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license and royalty revenue, available borrowings under line of credit arrangements and other factors. The Company believes that its current cash and investment balances and any cash generated from operations and from available or future debt financing will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. However, from time to time, the Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, operating results and financial condition. See "-Liquidity and Capital Resources."

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2001, the Company issued an aggregate of approximately 1,450,000 shares of its common stock to Synopsys, Inc. in connection with the acquisition by the Company of certain assets of the physical library business of Synopsys. The shares were issued pursuant to exemptions under Section 4(2), Rule 506(b) and Section 3(a)(11) of the Securities Act of 1933, as amended. These issuances were effected without general solicitation or advertising, and Synopsys was an accredited investor with access to information regarding the Company, its business and its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Stockholders held March 7, 2001, the stockholders of the Company approved the following matters:

    1. A proposal to elect five (5) directors of the Company to serve for the ensuing year and until their successors are elected or until such director's earlier resignation or removal.

            Nominee                                 In Favor           Withheld
           --------------------------------------------------------------------
           Mark R. Templeton.................       15,061,677            6,821
           Scott T. Becker...................       15,061,901            6,597
           Lucio Lanza.......................       15,048,016           20,485
           Leon Malmed.......................       15,061,751            6,747
           Morio Kurosaki....................       15,061,901            6,597

    2. A proposal for the ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for the fiscal year ending September 30, 2001 was approved by a vote of 15,063,023 for, 2,800 opposed, and 2,675 withheld.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K.

The Company filed its report on Form 8-K regarding the acquisition of certain assets of the physical library business of Synopsys, Inc. on January 19, 2001. An amended Form 8-K/A was filed on March 12, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May , 2001


                                       ARTISAN COMPONENTS, INC.
                                       (Registrant)

                                   By: /s/ Mark R. Templeton
                                       -----------------------------------------
                                       Mark R. Templeton
                                       President, Chief Executive Officer and
                                       Director
                                       (Principal Executive Officer)


                                   By: /s/ Joy E. Leo
                                       -----------------------------------------
                                       Joy E. Leo
                                       Vice President, Finance and
                                       Administration and Chief
                                       Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)