Form 10-Q
period 2001-06-30
ARTISAN COMPONENTS INC
filed 2001-08-14
CIK 1048982

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2001

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

               Yes  [X]    No  [ ]


As of July 31, 2001 there were 16,465,265 shares of the Registrant's Common Stock outstanding.

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

PART I - Financial Information

   ITEM 1 - Financial statements

     Condensed Consolidated Balance Sheets as of June 30, 2001, unaudited, and September 30, 2000.....................................3
     Condensed Consolidated Statements of Operations, unaudited, for the
                 Three and Nine Months Ended June 30, 2001 and 2000.........4
     Condensed Consolidated Statements of Cash Flows, unaudited, for the
                 Nine Months Ended June 30, 2001 and 2000...................5
     Notes to Condensed Consolidated Financial Statements...................6

   ITEM 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................11

   ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk.....22

PART II - Other Information

   ITEM 6 - Exhibits and Reports on Form 8-K...............................34

Signatures.................................................................35

                            ARTISAN COMPONENTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                             June 30,   September 30,
                                                               2001         2000
                                                             --------   -------------
                                                           (unaudited)
                                     ASSETS

Current Assets:
 Cash and cash equivalents ............................      $20,361      $33,278
 Marketable securities ................................       20,629       20,738
 Contract receivables, net ............................       11,121        7,722
 Prepaid expenses and other current assets ............        1,276        1,129
 Deferred tax asset, current portion ..................        2,443        2,443
                                                             -------      -------
  Total current assets ................................       55,830       65,310
Property and equipment, net ...........................        3,759        4,809
Deferred tax asset ....................................        3,630        1,608
Goodwill and other intangible assets, net .............       19,997         --
Other assets ..........................................          263          203
                                                             -------      -------
  Total assets ........................................      $83,479      $71,930
                                                             =======      =======

                       LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities:
 Accounts payable and accrued expenses ................      $ 4,684      $ 3,651
 Deferred revenue, current portion ....................        5,410        4,590
                                                             -------      -------
  Total current liabilities ...........................       10,094        8,241
Deferred revenue ......................................          423          117
Other liabilities .....................................          118          118
                                                             -------      -------
  Total liabilities ...................................       10,635        8,476
                                                             -------      -------

Stockholders' Equity
 Common Stock, $0.001 par value:
   Authorized: 50,000;
  Issued and outstanding: 16,384 and 14,730
        shares at June 30, 2001 and September 30, 2000,
        respectively
                                                                  16           15
 Additional paid in capital ...........................       72,310       59,609
 Retained earnings ....................................          518        3,830
                                                             -------      -------
  Total stockholders' equity ..........................       72,844       63,454
                                                             -------      -------
  Total liabilities and stockholders' equity ..........      $83,479      $71,930
                                                             =======      =======


     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            ARTISAN COMPONENTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                         Three Months                 Nine Months
                                                        Ended June 30,               Ended June 30,
                                                   -----------------------       -----------------------
                                                     2001           2000           2001           2000
                                                   --------       --------       --------       --------
Revenue:
 License ....................................      $  5,942       $  3,950       $ 15,959       $ 12,981
 Net royalty ................................         1,170            952          3,402          2,351
                                                   --------       --------       --------       --------
   Total revenue ............................         7,112          4,902         19,361         15,332
                                                   --------       --------       --------       --------
Costs and expenses:
 Cost of revenue ............................         1,871          1,207          4,404          4,019
 Amortization of acquired technology ........           397           --              794           --
 Product development ........................         2,993          1,811          8,492          5,044
 Sales and marketing ........................         1,812          1,675          4,819          5,229
 General and administrative .................           762            663          2,087          1,810
 In process research and development ........          --             --            2,441           --
 Amortization of goodwill and other
  intangible assets .........................         1,627           --            3,242           --
                                                   --------       --------       --------       --------
   Total costs and expenses .................         9,462          5,356         26,279         16,102
                                                   --------       --------       --------       --------
Operating loss ..............................        (2,350)          (454)        (6,918)          (770)
Interest income and other, net ..............           412            791          1,900          2,167
                                                   --------       --------       --------       --------
Income (loss) before provision for income
     taxes ..................................        (1,938)           337         (5,018)         1,397
Provision (benefit) for income taxes ........          (659)           111         (1,706)           461
                                                   --------       --------       --------       --------
Net income (loss) ...........................      $ (1,279)      $    226       $ (3,312)      $    936
                                                   ========       ========       ========       ========
Basic net income (loss) per share ...........      $  (0.08)      $   0.02       $  (0.21)      $   0.07
                                                   ========       ========       ========       ========
Diluted net income (loss) per share .........      $  (0.08)      $   0.01       $  (0.21)      $   0.06
                                                   ========       ========       ========       ========
Shares used in computing:
  Basic net income (loss) per share .........        16,382         14,431         15,804         14,222
  Diluted net income (loss) per share .......        16,382         15,223         15,804         15,461


      The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            ARTISAN COMPONENTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                          Nine Months Ended
                                                                               June 30,
                                                                       -----------------------
                                                                         2001           2000
                                                                       --------       --------
Cash flows from operating activities:
  Net income (loss) .............................................      $ (3,312)      $    936
  Adjustments to reconcile net income (loss) to net
    Cash provided by operating activities:
    Depreciation and amortization ...............................         5,898          2,095
    Gain (Loss) on sale of fixed assets .........................            18            (67)
    Compensation expense related to options granted .............             8             45
    In process research and development .........................         2,441           --
    Changes in assets and liabilities:
        Contract receivables, net ...............................        (3,399)          (189)
        Prepaid expenses and other assets .......................           446            240
        Deferred taxes ..........................................        (2,022)          --
        Other assets ............................................           (60)          --
        Accounts payable and accrued liabilities ................           827         (1,425)
        Deferred revenue and long-term liabilities ..............          (187)          (308)
                                                                       --------       --------
        Net cash provided by operating activities ...............           658          1,327
                                                                       --------       --------
Cash flows from investing activities:
  Purchase of property and equipment ............................          (389)        (1,067)
  Proceeds from sale of property and equipment ..................            50             90
  Acquisition of the Physical Library Business of Synopsys,
  net of cash acquired ..........................................       (14,530)          --
  Purchase of marketable securities .............................       (32,900)       (34,719)
  Proceeds from sale of marketable securities ...................        33,009         51,540
                                                                       --------       --------
         Net cash provided by (used in) investing
         activities .............................................       (14,760)        15,844
                                                                       --------       --------
Cash flows from financing activities:
        Proceeds from issuance of common stock ..................         1,185          2,586
                                                                       --------       --------
        Net cash provided by financing activities ...............         1,185          2,586
                                                                       --------       --------
Net increase (decrease) in cash and cash equivalents ............       (12,917)        19,757
Cash and cash equivalents, beginning of period ..................        33,278         15,233
                                                                       --------       --------
Cash and cash equivalents, end of period ........................      $ 20,361       $ 34,990
                                                                       ========       ========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
   Fixed asset acquisitions in exchange for accounts
   payable ......................................................      $    206       $   --
   Issuance of common stock and assumption of obligations
   in connection with the acquisition of the Physical Library
   Business of Synopsys .........................................      $ 12,859       $   --
CASH PAID FOR:
  Income taxes ..................................................      $   --         $    495

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

The accompanying unaudited condensed financial statements of Artisan have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The September 30, 2000 fiscal year end balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three month and nine month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001 or any other future period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended September 30, 2000 included in the Company's Annual Report on Form 10-K as filed with the SEC.

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

3.  NET INCOME (LOSS) DISCLOSURES:

Basic and diluted net income (loss) are computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128. Basic net income (loss) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted" method) and exercise of stock options and warrants for all periods. Dilutive potential common shares are not included during periods in which the Company experienced a net loss, as the impact would be anti-dilutive.

                            ARTISAN COMPONENTS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (unaudited)

In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                    Three Months               Nine Months
                                                   Ended June 30,             Ended June 30,
                                              ----------------------      ----------------------
                                                2001           2000         2001          2000
                                              --------       -------      --------       -------
Numerator--Basic and Diluted
  Net income (loss) ....................      $ (1,279)      $   226      $ (3,312)      $   936
                                              ========       =======      ========       =======
Denominator--Basic
  Common stock outstanding .............        16,382        14,431        15,804        14,222
                                              --------       -------      --------       -------
Basic net income (loss) per share ......      $  (0.08)      $  0.02      $  (0.21)      $  0.07
                                              ========       =======      ========       =======
Denominator--Diluted
  Denominator--Basic ...................        16,382        14,431        15,804        14,222
  Effect of Dilutive Securities
    Common stock options(1) ............          --             792          --           1,239
                                              --------       -------      --------       -------
                                                16,382        15,223        15,804        15,461
                                              --------       -------      --------       -------
Diluted net income (loss) per share ....      $  (0.08)      $  0.01      $  (0.21)      $  0.06
                                              ========       =======      ========       =======

(1) 3,903,481 shares of common stock options outstanding were not included in the per share calculation in the three and nine month periods ended June 30, 2001. 604,991 and 138,791 shares of common stock options outstanding were not included in the per share calculation in the three and nine month periods ended June 30, 2000, respectively.

4.  NEW ACCOUNTING STANDARDS:

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In July, 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date for FASB NO. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until the first fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133." SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency translations and intercompany derivatives. The Company does not currently hold derivative instruments or engage in hedging activities. The adoption of SFAS No. 133, as amended by SFAS No. 137 and 138, on October 1, 2000 did not have a material effect on the Company's financial position, results of operations or cash flows.

                            ARTISAN COMPONENTS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (unaudited)

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying GAAP to revenue recognition issues in financial statements. The adoption of SAB 101 on October 1, 2000 did not have a material effect on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB unanimously approved the issuance of two statements, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and amends APB No. 16 "Business Combinations." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets. " It changes the accounting for goodwill from an amortization method to an impairment only approach. The Company will cease the amortization of goodwill that was recorded in past business combinations on September 30, 2001, as required by SFAS No. 142. The Company is still evaluating the impact of adopting these pronouncements on its results of operations.

5.  COMPREHENSIVE INCOME:

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) approximates net income
(loss) for the three and nine month periods ended June 30, 2001 and 2000.

6. BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION:

The Company currently operates in one industry segment, the semiconductor intellectual property segment, for financial reporting purposes, and uses one measure of profitability for its business. The Company markets its products to customers in North America, Europe and Asia.

                                                 Three Months             Nine Months
                                                Ended June 30,           Ended June 30,
                                             -------------------      --------------------
($ In Thousands)                              2001        2000         2001         2000
                                             ------      -------      -------      -------
Revenue from Unaffiliated Customers:
United States .........................      $2,549      $   640      $ 5,534      $ 1,888
Taiwan ................................       2,473        1,978        6,455        6,554
Japan .................................       1,290        1,194        5,372        3,770
Germany ...............................          76          818          759        1,320
Other .................................         724          272        1,241        1,800
                                             ------      -------      -------      -------
                                             $7,112      $ 4,902      $19,361      $15,332
                                             ======      =======      =======      =======


7.  ACQUISITION OF PHYSICAL LIBRARY BUSINESS OF SYNOPSYS

On January 4, 2001, the Company completed the acquisition of certain assets of the physical library business of Synopsys, Inc. ("Physical Library Business")

                            ARTISAN COMPONENTS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (unaudited)

for $27.4 million including $13.4 in cash, 1,450,000 shares of the Company's common stock valued at $11.5 million and transaction costs and expenses.

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

The Company's allocation of the aggregate purchase price is based on management's preliminary analysis and estimates of the fair value of the tangible assets and intangible assets of the Physical Library Business as follows (in thousands):

                                                                   Useful
                                                      Amount    lives (years)
                                                      ------    ------------
Tangible assets acquired ......................      $   914        N/A
Identifiable intangibles acquired:
  In-process research and development .........        2,441        N/A
  Existing technology .........................        4,766         3
  Noncompete agreements .......................          376         2
  Acquired workforce ..........................        1,368         3
  Goodwill and other intangible assets ........       17,525         3
                                                     -------
    Net assets acquired .......................      $27,390
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

The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and overcoming the obstacles necessary to attain technological feasibility. As of the date of the acquisition, the Physical Library Business had two projects in process that on average were 75% complete.

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

The following unaudited pro forma financial information has been prepared as if the acquisition had occurred at the beginning of the periods presented. Net revenue, net loss and net loss per share data for the nine month periods ended June 30, 2001 and 2000 are based on the respective historical financial statements of the Company and the Physical Library Business of Synopsys and reflect the consolidated results of operations, including amortization of the resulting goodwill and other intangible assets. The pro forma data excludes the charge for in-process research and development. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of the periods specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

                                                            NINE MONTHS ENDED
                                                                 JUNE 30,
                                                         ---------------------
                                                            2001        2000
   ($ In Thousands, except per share data)               ---------   ---------
     Net revenue......................................   $  19,820   $  19,212
     Net loss.........................................   $  (5,071)  $  (8,053)
     Basic and diluted net loss per share.............   $   (0.30)  $   (0.51)
     Shares used in basic and diluted net
       loss per share calculation.....................      16,711      15,672

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

The worldwide electronics industry has experienced expansion driven by the networking and wireless communications markets. However, the electronics industry began to experience a slowdown in 2000, which has continued in 2001. This slowdown, particularly in the semiconductor industry, may have a material adverse effect on the Company's results of operations.

The Company's customers include foundries, which only manufacture ICs, and integrated device manufacturers, which both design and manufacture ICs. These companies invest significant resources in libraries that are designed to match their specific manufacturing processes. Artisan's IP library products are designed to enable these manufacturers to achieve the best combination of performance, density, power and yield for a given manufacturing process. Typically, a customer licenses one or more products designed for its manufacturing process that are accompanied by layout databases, views to support a customer's IC design tool environment and design methodology documentation. The Company generally licenses its products on a nonexclusive, worldwide basis to these major semiconductor manufacturers and grants these manufacturers the right to distribute the Company's IP components to their internal design teams and to distribute and sublicense the Company's IP components to semiconductor design companies that manufacture at the same facility. License fees and royalties are received under the terms of license agreements with such manufacturers.

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

In addition, Artisan has several industry partner programs whereby members provide a wide variety of IP solutions, design services and tool support to streamline the design process for Artisan library users. Through these programs, Artisan provides products and support to over 150 companies who agree to limit the use and distribution of such libraries to End Users. These End Users agree to manufacture the semiconductor designs using these libraries at the particular foundry for which the library was developed. These leading partner programs have given our products additional value as customers are increasingly demanding streamlined and integrated design solutions to accelerate their time to market.

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

As described above, the Company's business model is intended to generate revenue from both license fees and royalties paid by foundries and integrated device manufacturers. To date, a substantial portion of royalty revenue has been derived from one customer. Net royalty revenue was 16% and 19% of total revenue in the three month periods ended June 30, 2001 and 2000, respectively and was 18% and 15% in the nine month periods ended June 30, 2001 and 2000, respectively. The Company expects royalty revenue to grow as a percent of total revenue, however the growth rate may fluctuate from quarter to quarter and will likely decline over time. For example, quarter over quarter net royalty revenue grew by 21% in the first fiscal quarter of 2001, by 4% in the second fiscal quarter 2001 and by 3% in the third fiscal quarter of 2001.

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

The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. In the three month period ended June 30, 2001, UMC Group ("UMC"), National Semiconductor Corporation ("NSC"), Taiwan Semiconductor Manufacturing Corporation ("TSMC") and Synopsys, Inc. accounted for 19%, 18%, 15% and 12% of revenue, respectively. In the nine month period ended June 30, 2001, TSMC and NSC accounted for 25% and 10% of revenue, respectively. In the three month period ended June 30, 2000, TSMC, Infineon Technologies AG and Sharp Corporation ("Sharp") accounted for 34%, 17% and 16% of revenue, respectively. In the nine month period ended June 30, 2000, TSMC, Sharp and NEC Electronics, Inc. accounted for 35%, 13% and 12% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products. See "--Factors Affecting Future Operating Results--Customer Concentration; Limited Customer Base."

Historically, a substantial portion of the Company's total revenue has been derived from customers outside the United States, primarily from Asia and Europe ("international revenue"). In the three and nine month periods ended June 30, 2001, international revenue represented approximately 64% and 71%, respectively, of the Company's total revenue. In the three and nine month periods ended June 30, 2000, international revenue represented approximately 87% and 88%, respectively, of the Company's total revenue. The Company anticipates that international revenue will remain a substantial portion of its total revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. See "--Factors Affecting Future Operating Results--Risks Associated with International Customers."

The Company derives a substantial majority of all of its revenue from license fees associated with the sale of products, including support and maintenance, that together accounted for 84% and 82% of total revenue in the three and nine month periods ended June 30, 2001, respectively, and accounted for 81% and 85% for the three and nine month periods ended June 30, 2000. The Company expects that license revenue will continue to account for a substantial portion of the Company's total revenue for the foreseeable future. See "--Results of Operations" and "--Factors Affecting Future Operating Results --Product Concentration"."

ACQUISITION OF PHYSICAL LIBRARY BUSINESS OF SYNOPSYS

On January 4, 2001, the Company acquired certain assets of the physical library business of Synopsys, Inc. ("Physical Library Business) for approximately $27.4 million, including $13.4 million in cash, issuance of 1,450,000 shares of Artisan Components common stock valued at $11.5 million and transaction costs and expenses. The acquisition was accounted for under the purchase method of accounting in accordance with APB No. 16. Note 7 to the Condensed Consolidated Financial Statements outlines the details of the purchase price allocation and pro forma financial information related to the acquisition.

Upon consummation of the Company's acquisition of the Physical Library Business, the Company immediately charged to expense $2.4 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. At the time of its acquisition by the Company, the Physical Library Business was working on two development projects. The nature of the efforts to complete these in-process research and development projects relate, in varying degrees, to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the proposed in-process technologies meet their design specifications, which include functional, technical and economic performance requirements.

The Company continues to integrate the workforce and operations of the acquired business into the organizational structure established last quarter and work towards the effective utilization of the additional workforce. The acquired technology is being integrated with the Company's existing business. Due to the nature of the business acquired, incremental revenue resulting from the acquisition can not be separately measured. The costs related to the workforce acquired are reflected in Engineering costs and to a much lesser extent in Sales and Marketing costs. The one-time and recurring charges are shown separately in the Results of Operations below. See "--Factors Affecting Future Operating Results -- Risks Associated with the Acquisition of Certain Assets of the Physical Library Business of Synopsys, Inc."

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of total revenue:

                                                    Three Months              Nine Months
                                                   Ended June 30,            Ended June 30,
                                                -------------------       -------------------
                                                 2001         2000         2001         2000
                                                ------       ------       ------       ------
Revenue:
 License ...............................         83.5%        80.6%        82.4%        84.7%
 Net royalty ...........................         16.5         19.4         17.6         15.3
                                                -----        -----        -----        -----
  Total revenue ........................        100.0        100.0        100.0        100.0
                                                -----        -----        -----        -----

Costs and expenses:
 Cost of revenue .......................         26.3         24.6         22.7         26.2
 Amortization of acquired technology ...          5.6           --          4.1           --
 Product development ...................         42.1         37.0         43.9         32.9
 Sales and marketing ...................         25.5         34.2         24.9         34.1
 General and administrative ............         10.7         13.5         10.8         11.8
 In process research and development ...           --           --         12.6           --
 Amortization of goodwill and
 other intangible assets ...............         22.9           --         16.7           --
                                                -----        -----        -----        -----
  Total costs and expenses .............        133.1        109.3        135.7        105.0
                                                -----        -----        -----        -----
Operating loss .........................        (33.1)        (9.3)       (35.7)        (5.0)
Other income, net ......................          5.8         16.2          9.8         14.1
                                                -----        -----        -----        -----
Income (loss) before provision
 for income taxes ......................        (27.3)         6.9        (25.9)         9.1
Provision (benefit) for income
 taxes .................................         (9.3)         2.3         (8.8)         3.0
                                                -----        -----        -----        -----
Net income (loss) ......................        (18.0)%        4.6%       (17.1)%        6.1%
                                                =====        =====        =====        =====

REVENUE

                                         Three Months Ended                   Nine Months Ended
                                              June 30,                             June 30,
                                    ------------------------------     ---------------------------------
($ In Thousands)                     2001     Inc/(Dec)      2000       2001       Inc/(Dec)      2000
                                    ------    ---------     ------     -------     ---------     -------
License ..................          $5,942       50%        $3,950     $15,959       23%         $12,981
Net royalty ..............           1,170       23%           952       3,402       45%           2,351
                                    ------                  ------     -------                   -------
Total revenue ............          $7,112       45%        $4,902     $19,361       26%         $15,332
                                    ======                  ======     =======                   =======

Total revenue increased 45% in the third quarter of fiscal 2001, as compared to the third quarter of fiscal 2000, primarily due to an increase in license revenue for the Company's memory products and support and maintenance, as well as higher net royalty revenue. Total revenue increased 26% in the nine month period ended June 30, 2001, as compared to the same period in fiscal 2000, primarily due to increases in license revenue for the Company's memory products and support and maintenance, as well as higher net royalty revenue. Gross royalty revenue is calculated based on per unit sales by Artisan customers of ICs or wafers containing the Company's IP components. Total gross royalties for the third quarters of fiscal 2001 and 2000 were $1.6 million and $1.4 million, respectively. Total gross royalties for the nine month periods ended June 30, 2001 and 2000 were $4.9 million and $3.6 million, respectively. From gross royalties, a portion was credited back to the customer's account for use as payment of license fees for future orders to be placed with the Company. The remaining portion of gross royalty revenue was reported as net royalty revenue. Net royalty revenue decreased as a percentage of revenue from 19% for the three months ended June 30, 2000 to 16% for the three months ended June 30, 2001, primarily due to increased license revenue in the latter period.

COSTS AND EXPENSES

                                         Three Months Ended                   Nine Months Ended
                                              June 30,                             June 30,
                                    ------------------------------     ---------------------------------
($ In Thousands)                     2001     Inc/(Dec)      2000       2001       Inc/(Dec)      2000
                                    ------    ---------     ------     -------     ---------     -------
Cost of revenue ..............      $1,871       55%        $1,207      $ 4,404      10%         $4,019
Amortization of acquired
    technology ...............         397       N/A            --          794      N/A             --
Product development ..........       2,993       65%         1,811        8,492      68%          5,044
                                    ------                  ------      -------                   -----
Engineering costs ............      $5,261       74%        $3,018      $13,690      51%         $9,063
                                    ======                  ======      =======                  ======

Engineering costs are allocated between cost of revenue and product development expenses. Engineering efforts devoted to developing products as part of specific customer projects are recognized as cost of revenue. The balance of engineering costs, incurred for general development of Artisan's technology, is charged to product development. Engineering costs generally are expensed as incurred. Engineering costs increased 74% in the third quarter of fiscal 2001 as compared to the same period in fiscal 2000. The absolute dollar increase in engineering costs of $2.2 million was due to an increase in engineering headcount and personnel-related expenses of $1.6 million, the addition of amortization of purchased technology of $397,000, an increase in computer and networking related costs of $247,000, partially offset by a decrease in warranty expense of $29,000. Engineering costs increased 51% in the nine month period ended June 30, 2001, as compared to the same period in fiscal 2000. The absolute dollar increase in engineering costs of $4.6 million was due to an increase in engineering headcount and personnel-related expenses of $3.5 million, the addition of amortization of purchased technology of $794,000, an increase in computer and networking related costs of $274,000 and an increase in the usage of external contractors and outside services of $97,000, partially offset by a decrease in warranty expense of $73,000. The increase in engineering headcount related costs in both the three and nine month periods ended June 30, 2001, as compared to the same periods in fiscal 2000, was primarily due to the acquisition of Physical Library Business of Synopsys.

     Cost of revenue increased 55% in the third quarter of fiscal 2001 as compared to the same period in fiscal 2000. The absolute dollar increase of cost of revenue of $664,000 in the third quarter of fiscal 2001, as compared to the same period in fiscal 2000 was due to an increase in engineering hours allocated to revenue-generating projects of $644,000 and an increase in warranty expense of $29,000, partially offset by a decrease in usage of external contractors of $9,000. Cost of revenue increased 10% in the nine month period ended June 30, 2001 as compared to the same period in fiscal 2000. The absolute dollar increase in cost of revenue of $385,000 in the nine month period ended June 30, 2001, as compared to the same period in fiscal 2000, was due to an increase in engineering hours allocated to revenue-generating projects of $702,000, partially offset by a decrease in the use of external contractors of $244,000 and a decrease in warranty expense of $73,000.

     Product development expenses increased 65% in the third quarter of fiscal 2001 as compared to the same period in fiscal 2000. The absolute dollar increase of $1.2 million in the third quarter of fiscal 2001, as compared to the same period in fiscal 2000, was due to an increase in headcount and personnel-related expenses of $1.6 million and an increase in computer and networking related costs of $247,000, partially offset by an increase in engineering hours allocated to revenue-generating projects of $644,000. Product development expenses increased 68% in the nine month period ended June 30, 2001 as compared to the same period in fiscal 2000. The absolute dollar increase of $3.4 million in the nine month period of fiscal 2001, as compared to the same period in fiscal 2000, was due to an increase in headcount and personnel-related expenses of $3.5 million, an increase in usage of external contractors and outside services of $341,000 and an increase in computer and networking related costs of $274,000, partially offset by an increase in engineering hours allocated to revenue-generating projects of $702,000. The Company expects that product development expenses will continue to increase in absolute dollars.

                                         Three Months Ended                   Nine Months Ended
                                              June 30,                             June 30,
                                    ------------------------------     ---------------------------------
($ In Thousands)                     2001     Inc/(Dec)      2000       2001       Inc/(Dec)      2000
                                    ------    ---------     ------     -------     ---------     -------
Sales and marketing
    expense.................        $1,812       8%         $1,675     $4,819        (8)%        $5,229
                                    ======                  ======     ======                    ======

Sales and marketing expenses include salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses increased by 8% in the third quarter of fiscal 2001, compared to the third quarter of fiscal 2000. The increase in absolute dollars in sales and marketing expenses of $137,000 in the third quarter of fiscal 2001, as compared with the third quarter of fiscal 2000, was primarily attributable to an increase in commission expense of approximately $134,000 related to revenue taken during the quarter. Sales and marketing expenses decreased 8% in the nine month period ended June 30, 2001 as compared to the same period in fiscal 2000. The decrease in absolute dollars in sales and marketing expenses of $410,000 in the nine month period ended June 30, 2001, as compared to the same period in fiscal 2000, was due to a decrease in travel and entertainment expenses of $349,000, a decrease in sales and marketing headcount and personnel-related expenses of $150,000 and a decrease in outside services of $35,000, partially offset by an increase in expenses related to international offices of $80,000 and an increase in marketing program expenses of $47,000. Sales and marketing related headcount and personnel-related costs and travel and entertainment costs decreased in both the three and nine month periods ended June 30, 2001 as compared to the same periods in fiscal 2000 due to a decrease in sales personnel employed with the Company.

                                         Three Months Ended                   Nine Months Ended
                                              June 30,                             June 30,
                                    ------------------------------     ---------------------------------
($ In Thousands)                     2001     Inc/(Dec)      2000       2001       Inc/(Dec)      2000
                                    ------    ---------     ------     -------     ---------     -------
General and administrative
    expenses................        $  762       15%        $  663     $2,087        15%         $1,810
                                    ======                  ======     ======                    ======

General and administrative expenses increased 15% in both the three and nine month periods ended June 30, 2001 as compared to the same periods in fiscal 2000. The absolute dollar increase in general and administrative expenses of $99,000 in the three month period ended June 30, 2001, as compared to the same period in fiscal 2000, was due to an increase in outside service costs. The absolute dollar increase in general and administrative expenses of $277,000 in the nine month period ended June 30, 2001 was due to an increase in outside service expenses of $168,000, an increase in general and administrative headcount and personnel-related expenses of $91,000 and an increase in other expenses of $18,000. The Company expects general and administrative expenses to grow in absolute dollars in future periods.

                                         Three Months Ended                   Nine Months Ended
                                              June 30,                             June 30,
                                    ------------------------------     ---------------------------------
($ In Thousands)                     2001     Inc/(Dec)      2000       2001       Inc/(Dec)      2000
                                    ------    ---------     ------     -------     ---------     -------
In-process research and
    development................     $   --       N/A        $  --       $2,441       N/A         $   --
Amortization of goodwill
    and purchased intangible
    assets.....................      1,627       N/A           --        3,242       N/A             --
                                    ------                  ------      ------                   ------
Acquisition-related
    costs......................     $1,627       N/A        $  --       $5,683       N/A         $   --
                                    ======                  ======      ======                   ======

The in-process research and development charge and the recurring amortization of goodwill and other intangible assets are both due to the acquisition of the Physical Library Business of Synopsys. The in-process research and development charge was a one-time expense taken in the three month period ended March 31, 2001.

OTHER INCOME

                                         Three Months Ended                   Nine Months Ended
                                              June 30,                             June 30,
                                    ------------------------------     ---------------------------------
($ In Thousands)                     2001     Inc/(Dec)      2000       2001       Inc/(Dec)      2000
                                    ------    ---------     ------     -------     ---------     -------
Other income, net..............     $  412       (48)%      $  791     $1,900        (12)%       $2,167
                                    ======                  ======     ======                    ======

Other income decreased by 48% and 12% in the three and nine month periods ended June 30, 2001, as compared to the corresponding periods in fiscal 2000. The decrease in other income in the three and nine month periods ended June 30, 2001, as compared to the periods in fiscal 2000, was primarily due to lower investment balances as a result of cash paid for the Physical Library Business of Synopsys as well as decreased average interest rates.

INCOME TAXES

                                         Three Months Ended                   Nine Months Ended
                                              June 30,                             June 30,
                                    ------------------------------     ---------------------------------
($ In Thousands)                     2001     Inc/(Dec)      2000       2001       Inc/(Dec)      2000
                                    ------    ---------     ------     -------     ---------     -------
Provision (benefit) for income
    taxes.......................    $ (659)      N/A        $  111     $(1,706)      N/A         $  461
                                    ======                  ======     =======                   ======

The effective tax rate was 34% in the three and nine month periods ended June 30, 2001 and 33% in the three and nine month periods ended June 30, 2000. The increase in the effective tax rate was due to a lower ratio of research and development credits and tax-free interest income to taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations primarily from license and royalty revenue received from inception to June 30, 2001, the net proceeds of $27.1 million from its February 1998 initial public offering of Common Stock, the net proceeds of $15.8 million from its April 1998 secondary offering of Common Stock and, to a lesser extent, the proceeds of approximately $7.7 million from the sale of Preferred Stock and a warrant.

Net cash provided by operating activities was $658,000 and $1.3 million in the nine month periods ended June 30, 2001 and 2000, respectively. Net cash provided by operating activities in the nine month period ended June 30, 2001 was primarily due to depreciation and amortization, the one-time charge for in process research and development related to the acquisition of the Physical Library Business of Synopsys and an increase in accounts payable and accrued liabilities, partially offset by the Company's net loss, an increase in contract receivables and an increase in the deferred tax asset. Net cash provided by operating activities in the nine month period ended June 30, 2000 was primarily due to depreciation and amortization and the Company's net income, partially offset by a decrease in accounts payable and accrued liabilities.

Net cash used in investing activities was $14.8 million in the nine month period ended June 30, 2001. Net cash provided by investing activities was $15.8 million in the nine month period ended June 30, 2000. In the nine months ended June 30, 2001, investing activities consisted primarily of the acquisition of the Physical Library Business of Synopsys and the purchase of property and equipment, partially offset by net sales of marketable securities. In the nine months ended June 30, 2000, investing activities consisted primarily of net sales of marketable securities partially offset by purchases of property and equipment.

Net cash provided by financing activities was $1.2 million and $2.6 million in the nine month periods ended June 30, 2001 and 2000, respectively. Net cash provided by financing activities in both periods consisted of proceeds from the issuance of common stock to employees upon the exercise of stock options and the purchase of stock through the employee stock purchase plan.

At June 30, 2001, the Company had cash, cash equivalents and current marketable securities of $41.0 million and working capital of $45.7 million.

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

Recently, economic growth in the United States has slowed to the point where industries are delaying or reducing technology purchases. Overall, customer spending is getting tighter and spending decisions are being more carefully scrutinized. These conditions have negatively affected our business and revenues in the first six months of calendar 2001 and will in the future if these conditions persist. The outlook for the electronics industry is uncertain and it is very difficult to predict how long the current slowdown will last.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In July, 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date for FASB NO. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until the first fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133." SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency translations and intercompany derivatives. The Company does not currently hold derivative instruments or engage in hedging activities. The adoption of SFAS No. 133, as amended by SFAS No. 137 and 138, on October 1, 2000 did not have a material effect on the Company's financial position, results of operations or cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying GAAP to revenue recognition issues in financial statements. The adoption of SAB 101 on October 1, 2000 did not have a material effect on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB unanimously approved the issuance of two statements, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and amends APB No. 16 "Business Combinations." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets." It changes the accounting for goodwill from an amortization method to an impairment only approach. The Company will cease the amortization of goodwill that was recorded in past business combinations on September 30, 2001, as required by SFAS No. 142. The Company is still evaluating the impact of adopting these pronouncements on its results of operations.

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

The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying values approximate fair values at June 30, 2001 and September 30, 2000. All investments mature in one year or less.

                                                         CARRYING    AVERAGE RATE     CARRYING     AVERAGE RATE
                                                         VALUE AT    OF RETURN AT      VALUE AT    OF RETURN AT
                                                         JUNE 30,      JUNE 30,      SEPTEMBER 30, SEPTEMBER 30,
                                                           2001          2001            2000          2000
                                                      -------------  ------------    -------------  ------------
                                                      (IN THOUSANDS) (ANNUALIZED)    (IN THOUSANDS) (ANNUALIZED)
INVESTMENT SECURITIES:
Cash Equivalents -
         variable rate .........................          $ 2,154       3.9%             $ 4,544       5.8%
Money market funds -
         variable rate .........................              847       3.9%                 618       6.3%
Cash Equivalents -
         fixed rate ............................           17,360       4.1%              28,116       6.6%
Short-term investments -
         fixed rate ............................           20,629       4.5%              20,738       6.7%
                                                          -------                       --------
Total ..........................................          $40,990                        $54,016
                                                          =======                        =======

FACTORS AFFECTING FUTURE OPERATING RESULTS

Fluctuations in Operating Results

The Company's operating results have fluctuated in the past as a result of a number of factors including the relatively large size and small number of customer orders during a given period; the timing of customer orders; delays in the design process due to changes by a customer to its order after it is placed; the Company's ability to achieve progress on percentage of completion contracts; the length of the Company's sales cycle; the Company's ability to develop, introduce and market new products and product enhancements; the timing of new product announcements and introductions by the Company and its competitors; market acceptance of the Company's products; the demand for semiconductors and end-user products that incorporate semiconductors and general economic conditions. Accordingly, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. In that event, the price of the Company's Common Stock would likely decline, perhaps substantially. The Company's future operating results may fluctuate from quarter to quarter and on an annual basis as a result of these and other factors, in particular the relatively large size and small number of customer orders during a given period and the amount of royalties recognized in a given period. Accordingly, it is likely that in some quarters the Company's operating results will be below the expectations of public market analysts and investors. In that event, the price of the Company's Common Stock would likely decline, perhaps substantially.

Economic growth has slowed significantly in recent months and many commentators believe the U.S. economy will experience a recession. Overall, customer spending is getting tighter and spending decisions are being more carefully scrutinized. These conditions have negatively affected our business in the first six months of calendar 2001 and will in the future if these conditions persist. The outlook for the electronics industry is uncertain and it is very difficult to predict how long the current slowdown will last.

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

Dependence on License Fee- and Royalty-Based Business Model

The Company's customers include foundries, which only manufacture ICs, and Integrated Device Manufacturers, which both design and manufacture ICs. Artisan's IP library products are designed to enable these manufacturers to achieve the best combination of performance, density, power and yield for a given manufacturing process. Typically, a customer licenses one or more products designed for its manufacturing process that are accompanied by layout databases, views to support a customer's IC design tool environment and design methodology documentation. The Company generally licenses its products on a nonexclusive, worldwide basis to these major semiconductor manufacturers and grants these manufacturers the right to distribute the Company's IP components to their internal design teams and to distribute and sublicense the Company's IP components to semiconductor design companies that manufacture at the same facility. License fees and royalties are received under the terms of license agreements with such manufacturers.

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

The Company believes that its long-term success will be substantially dependent on future royalties. In addition, the Company will face risks inherent in a royalty-based business model. In particular, the Company's ability to forecast royalty revenue will be limited by factors that are beyond the Company's ability to control or assess in advance. Royalties will be recognized in the quarter in which the Company receives a royalty report from its customers and will be dependent upon fluctuating sales volumes. For example, the rate of quarter over quarter growth of net royalty revenues decreased from 21% in the first quarter of fiscal 2001 to 4% in the second quarter of fiscal 2001 and 3% in the third quarter of fiscal 2001 due, in part, to the recent slowdown in the semiconductor industry and the overall U.S. economy. In addition, under the royalty-based business model, the Company's revenue will be dependent upon the sales by its customers of products that incorporate the Company's technology. Even if the Company's technology is adopted, there can be no assurance that it will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to the Company.

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

The semiconductor industry has recently suffered a sharp decline in orders and revenue. Many semiconductor manufacturers and vendors of products incorporating semiconductors have recently announced earnings shortfalls and employee layoffs. Overall, customer spending is getting tighter and spending decisions are being more carefully scrutinized. These conditions have negatively affected our business in the first six months of calendar 2001 and will continue to do so in the future if these conditions persist. Due in part to this general slowdown, the Company has experienced a decline in the rate of quarter over quarter growth of net royalty revenues from 21% for the first quarter of fiscal 2001 to 4% in the second quarter of fiscal 2001 and 3% in the third quarter of fiscal 2001. The outlook for the electronics industry is uncertain and it is very difficult to predict how long the current slowdown will last or whether the Company will be materially adversely affected by such slowdown. Slower growth in the semiconductor and electronics industries, a reduced number of design starts, tightening of customers' operating budgets, continued consolidation among customers or a shift toward field-programmable gate arrays (FPGAs) or other types of semiconductors that can be designed with less-expensive EDA software, all could have a material adverse effect on the Company's business, financial condition and results of operations.

Customer Concentration; Limited Customer Base

The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. In the three month period ended June 30, 2001, UMC Group ("UMC"), National Semiconductor Corporation ("NSC"), Taiwan Semiconductor Manufacturing Corporation ("TSMC") and Synopsys, Inc. accounted for 19%, 18%, 15% and 12% of revenue, respectively. In the nine month period ended June 30, 2001, TSMC and NSC accounted for 25% and 10% of revenue, respectively. In the three month period ended June 30, 2000, TSMC, Infineon Technologies AG and Sharp Corporation ("Sharp") accounted for 34%, 17% and 16% of revenue, respectively. In the nine month period ended June 30, 2000, TSMC, Sharp and NEC Electronics, Inc. accounted for 35%, 13% and 12% of revenue, respectively. The Company anticipates that its revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing the Company's products.

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

Product Concentration

The Company derives a substantial majority of all of its revenue from license fees associated with the sales of its products, including support and maintenance, that together accounted for 84% and 82% of total revenue in the three and nine month periods ended June 30, 2001, respectively, and accounted for 81% and 85% for the three and nine month periods ended June 30, 2000, respectively. The Company expects that license revenue will continue to account for a substantial portion of the Company's revenue for the foreseeable future. There can be no assurance that the Company will continue to derive revenue from license revenue and a decline in license revenue would have a material adverse effect on the Company's business, operating results and financial condition. The Company's future financial performance will depend in significant part on the successful development, introduction and customer acceptance of new products.

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

Risks Associated with International Customers

Historically, a substantial portion of the Company's total revenue has been international revenue. In the three and nine month periods ended June 30, 2001, international revenue represented approximately 64% and 71%, respectively, of the Company's total revenue. The Company anticipates that international revenue will remain a substantial portion of its total revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. In the event that the Company's competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the U.S. dollar, the Company may experience fewer orders from international customers whose business is based primarily on the less expensive currency. There can be no assurance that present or future dislocations with respect to international financial markets will not have a material adverse effect on the Company's business, operating results and financial condition. The Company intends to continue to expand its sales and marketing activities in Asia and Europe. The Company's expansion of its international business involves a number of risks including the impact of possible recessionary environments in economies outside the United States; political and economic instability; exchange rate fluctuations; longer accounts receivable collection periods and greater difficulty in accounts receivable collection; unexpected changes in regulatory requirements; reduced or limited protection for intellectual property rights; export license requirements; tariffs and other trade barriers and potentially adverse tax consequences. There can be no assurance that the Company will be able to sustain or increase revenue derived from international customers or that the foregoing factors will not have a material adverse effect on the Company's business, operating results and financial condition.

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

Management of Growth

The ability of the Company to license its products and manage its business successfully in a rapidly evolving market requires an effective planning and management process. The Company's growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. As of June 30, 2001, the Company had 143 employees or full-time equivalents including those joining Artisan as part of the Company's acquisition of the Physical Library Business of Synopsys. The Company's customers rely heavily on the Company's technological expertise in designing, testing and manufacturing products incorporating the Company's IP components. Relationships with new customers generally require significant engineering support. As a result, any increase in the demand for the Company's products will increase the strain on the Company's personnel, particularly its engineers. The Company's financial and management controls, reporting systems and procedures are also limited. Although some new controls, systems and procedures have been implemented, the Company's future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls, and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition. Further, the Company will be required to manage multiple relationships with various customers and other third parties and must successfully implement its royalty business model. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to offer its services and products successfully and to implement its business plan. The Company's inability to manage any future growth effectively would have a material adverse effect on the Company's business, operating results and financial condition.

Risks Associated with the Acquisition of Certain Assets of the Physical Library Business of Synopsys, Inc.

The Company's January 2001 acquisition of certain assets of the Physical Library Business of Synopsys may reduce the Company's revenue growth rate and make prediction of the Company's future revenues, costs and expenses and operating results more difficult as the Company continues to integrate the Physical Library Business with its existing business. In the three and nine month periods ended June 30, 2001, the acquisition has resulted in a significant increase in the Company's costs and expenses relating primarily to the increased headcount and amortization of goodwill and other intangibles associated with the acquisition.

The Company continues to integrate the workforce and operations of the acquired business into the organizational structure established last quarter and work towards the effective utilization of the additional workforce. There is risk associated with the completion of the projects in process at the Physical Library Business and there is no assurance that each will in fact be successfully completed, or upon completion, meet with either technological or commercial success. If these projects are not successfully developed and commercially exploited, the Company's business, operating results, and financial condition may be adversely affected in future periods. In addition, the value of other intangible assets acquired may become impaired.

The Company expects the strategic and operational integration of the Physical Library Business into the Company to make prediction of the Company's future revenues, costs and expenses and operating results more difficult because the Company's results of operations in future periods will reflect an expanded workforce and research and development effort. The Company may not be able to accurately predict how the combined business will evolve. Further, the Company may not be able to accurately predict the possible impairment of relationships with employees and customers as a result of the integration of the combined businesses, and the impairment of goodwill resulting from the acquisition. The Company may also not be able to accurately forecast the effect on future operating results due to new accounting standards or future policy changes directed by the Financial Accounting Standard Board or other regulatory body.

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

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Reports on Form 8-K.

None.

(b)      Exhibits

*10.26 Master License Agreement dated February 28, 2001 (the "License Agreement") between the Company and National Semiconductor Corporation.

10.27 Severence Agreement dated June 7, 2001 between the Company and Harry Dickinson.

*Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 240.24b-2.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2001

                             ARTISAN COMPONENTS, INC.
                                    (Registrant)

                         By: /s/ Mark R. Templeton
                             ---------------------------------------------------
                             Mark R. Templeton
                             President, Chief Executive Officer and Director (Principal Executive Officer)

                         By: /s/ Joy E. Leo
                             ---------------------------------------------------
                             Joy E. Leo
                             Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
*10.26         Master License Agreement dated February 28, 2001 (the "License
               Agreement") between the Company and National Semiconductor
               Corporation.

10.27          Severence Agreement dated June 7, 2001 between the Company and
               Harry Dickinson.

* Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 240.24b-2.