Form 10-K405
period 2001-09-30
ARTISAN COMPONENTS INC
filed 2001-12-11
CIK 1048982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001

[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-23649

ARTISAN COMPONENTS, INC. (Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0278185 (I.R.S. Employer Identification Number)

141 Caspian Court Sunnyvale, California (Address of principal executive offices)	94089 (Zip Code)

Registrant’s telephone number, including area code: (408) 734-5600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:              Yes  [X]        No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of October 31, 2001 was $119,295,001. Shares of Common Stock held by each executive officer, director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2001 was 16,495,803 .

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2002 Annual Meeting of Stockholders.

ARTISAN COMPONENTS, INC. ANNUAL REPORT ON FORM 10-K YEAR ENDED SEPTEMBER 30, 2001 TABLE OF CONTENTS

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and the information incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended , and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report, the words “expects,” “anticipates” and “estimates” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those we expect or anticipate. These risks and uncertainties include those discussed below and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Operating Results”. We undertake no obligation to publicly update or correct these forward-looking statements to reflect events or circumstances that occur after the date this Report is filed with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS

GENERAL

We are a leading developer of high performance, high density and low power embedded memory, standard cell and input/output intellectual property components used for the design and manufacture of complex integrated circuits. We offer highly specialized memory, standard cell and input/output components that meet the performance, power, density and yield requirements of complex single chip integrated circuits. Together, memory, standard cell and input/output components constitute approximately 85% of the area of a typical complex integrated circuit. We optimize our products for each customer’s manufacturing process and deliver our products ready for use with industry standard and proprietary integrated circuit design tools. We license our products to semiconductor manufacturers and fabless semiconductor companies, which are semiconductor companies that do not manufacture their own silicon chips. These semiconductor manufacturers and fabless semiconductor companies use our products to design integrated circuits used in complex, high volume applications, such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations.

We license our products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grant these manufacturers the right to distribute our products to their internal design teams and to their application specific integrated circuit and fabless semiconductor customers. We charge manufacturers an up-front license fee that gives them the right to manufacture semiconductors containing our products. In addition, manufacturers agree to pay us royalties based on manufacturing volumes of integrated circuits that include our products. We also distribute our products to companies that are customers of our licensed semiconductor manufacturers. While the basic elements of our product libraries are distributed at no charge, design companies can pay us a direct license and support fee to receive modified products and support from us.

We believe that this licensing approach encourages proliferation of our products and provides a highly efficient distribution channel for our intellectual property components. We have licensed our products to many leading semiconductor manufacturers including Chartered Semiconductor Manufacturing Ltd., Conexant Systems, Inc., Fujitsu Microelectronics, Inc., Hitachi, Ltd., Hynix Semiconductor Inc., Infineon Technologies AG, National Semiconductor Corporation, NEC Corporation, Oki Electric Industry Co., Ltd., VLSI Technology, Inc. (now part of Philips Components), Sanyo Electric Co. Ltd., Sharp Corporation, STMicroelectronics, Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, Toshiba Corporation and United Microelectronics Corporation, or UMC.

We have several industry partner programs whereby our partners provide a wide variety of intellectual property solutions, design services and tool support to streamline the design process for users of our intellectual property components. Through these programs, we provide our products and support to over 150 companies who agree to limit the use and distribution of such products to our licensed users.

On January 4, 2001, we acquired certain assets of Synopsys Inc.’s, physical library business for approximately $27.4 million, including $14.5 million in cash, issuance of 1,450,000 shares of our common stock then valued at $11.5 million and assumption of obligations of $1.4 million. The acquisition was accounted for under the purchase method of accounting.

We were incorporated in California in April 1991 as VLSI Libraries Incorporated and changed our name to Artisan Components, Inc. in March 1997. We reincorporated in Delaware in January 1998. Our principal executive offices are located at 141 Caspian Court, Sunnyvale, California 94089, our telephone number is (408) 734-5600 and our website is www.artisan.com. Our trademarks include Artisan, Process-Perfect, SAGE and the Artisan logo. This Annual Report on Form 10-K also includes our and other organizations’ product names, trade names and trademarks.

INDUSTRY BACKGROUND

The development of the market for memory, standard cell and input/output components used in complex single chip integrated circuits has resulted from the continuing horizontal specialization in the semiconductor industry. This trend has been driven by a growth in design complexity due to increases in manufacturing capacity and an increasing focus on core competencies. In the 1970s, semiconductor companies were vertically integrated and responsible for all aspects of integrated circuit production, including integrated circuit design, electronic design automation tool design, intellectual property component design and integrated circuit manufacturing. In the 1980s, application specific integrated circuit companies developed a new approach that allowed their customers to perform the logic design of an integrated circuit while they performed the detailed physical implementation of the design and manufactured the integrated circuit. In addition, standalone electronic design automation tool vendors began providing software design tools to complement those developed by internal divisions of semiconductor companies. The early 1990s saw the emergence of a number of fabless semiconductor companies that chose to focus on specific design expertise, take advantage of the availability of excess semiconductor manufacturing capacity and avoid the capital expenditures necessary to build fabrication facilities. Throughout this period, semiconductor manufacturers continued to focus on their core competencies: semiconductor design and manufacturing processes. Due to the greatly increased complexity of single chip integrated circuits, semiconductor manufacturers began to outsource the design of particular intellectual property components critical to the successful development of such integrated circuits.

Since the 1970s, advances in semiconductor manufacturing processes have enabled the transistor density on integrated circuits to double approximately every 18 months. Today, it is possible to place tens of millions of transistors on a single integrated circuit. State of the art fabrication facilities of the 1980s produced integrated circuits using process geometries of 1.0µm (one millionth of a meter). Current state-of-the-art fabrication facilities use 0.1 3 µm process geometries, and many semiconductor manufacturers have begun the transition to facilities using 0.10µm processes. These advances enable the manufacture of highly complex integrated circuits, resulting in substantial performance, power, cost and reliability improvements over conventional multi-chip systems on printed circuit boards. These integrated circuits are known as system-on-a-chip integrated circuits and combine all of the functionality of printed circuit boards onto a single integrated circuit and are optimal for use in complex, high volume applications such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations.

As shown above, in both a printed circuit board system and in a system-on-a-chip, the primary building blocks may include memory, standard cell, input/output, microprocessor, digital signal processor, mixed-signal and analog components. However, integration of these components into system-on-a-chip integrated circuits at process geometries of 0.25 µm or below is far more complex than the design of a traditional printed circuit board system. With continuing advances in manufacturing processes, an increasing number of individual transistors must be designed and tested and, consequently, the gap is increasing between what can be manufactured and what can be designed within the time-to-market requirements of these products. As a result, the full value of today’s semiconductor manufacturing processes is rarely realized, with designers settling for partial utilization of the process in the interest of meeting cost and schedule requirements. Given shorter product life cycles and the importance of reducing time to market, we believe the use of our intellectual property components to leverage design and manufacturing capabilities can be a significant competitive advantage to semiconductor manufacturers.

Semiconductor manufacturers require solutions that fully utilize their manufacturing processes in order to maximize performance, speed and density of the finished integrated circuit while reducing time to market. Although the electronic design automation tool industry has successfully developed partial solutions to increase design productivity, electronic design automation tools have not completely overcome the time constraints posed by the need to create intellectual property components for each integrated circuit design in a compressed time-to-market window. Suppliers of portable generic intellectual property libraries have also improved design productivity by offering products designed to work with many manufacturing processes. However, these generic libraries do not fully utilize the depth and strengths of a particular manufacturing process. Semiconductor manufacturers have also tried to expand their design resources, but establishing and maintaining a large internal design group may divert finite resources from a semiconductor manufacturer’s core competencies. Despite the development and use of electronic design automation tools and generic libraries and the expansion of internal design resources, the rapid pace of manufacturing process improvements has continued to outstrip design capabilities. As a result, many semiconductor manufacturers are now using third party intellectual property components, such as ours, in order to maximize the performance of their product offerings and accelerate time to market for themselves or their customers.

ARTISAN STRATEGY

Our objective is to be the leading provider of high performance intellectual property components to the semiconductor industry. Our strategy is based upon the following key elements:

Focus on Key Components for High Volume System-on-a-Chip Integrated Circuits. We target the system-on-a-chip integrated circuit industry with highly specialized memory, standard cell and input/output components. Together, these components constitute approximately 85% of the silicon area on a typical system-on-a-chip integrated circuit. Improvements in the performance of these components can have a substantial impact on the overall performance of the integrated circuit.

Target Leading Semiconductor Manufacturers. We focus on licensing our products to the world’s leading semiconductor manufacturers. We believe these manufacturers represent the largest revenue potential for us because they utilize the most advanced manufacturing processes, manufacture the largest number of integrated circuits, have the most pressing need for high performance intellectual property components and face the greatest time-to-market pressures.

Drive De Facto Standard for Process Interface Layer. We provide a crucial layer of reliable intellectual property components that help ensure integrated circuits will work to specification before they are manufactured. This process interface layer is strategically important since every integrated circuit design must be mapped into a specific manufacturing process to achieve targeted performance and yield. As a result, integrated circuit designers view us as a critical link between the design of an integrated circuit and the manufacturing process.

Generate Revenue through Innovative Business Model. We generate revenue through a combination of license fees, maintenance and support contracts and royalties. We charge manufacturers an up-front license fee that gives them the right to manufacture semiconductors containing our products. In addition, manufacturers agree to pay us royalties based on manufacturing volumes of integrated circuits that include our products. Once a manufacturer has licensed a product from us and in order to maximize royalties, the manufacturer is encouraged to distribute the product to teams designing integrated circuits for production at the manufacturer’s facility. We also distribute our products to companies that are customers of our licensed foundries. While the basic elements of our product libraries are distributed at no charge, design companies can pay us a direct license and support fee to receive modified products and support from us. We believe our license agreements with manufacturers and sublicenses to designers facilitate the broad and rapid penetration of our products into multiple designs, and thereby increase potential royalty revenue. Royalty payments are calculated on per unit sales of individual system-on-a-chip integrated circuits or wafers containing our intellectual property components. The majority of the gross royalty payments is reported as net royalty revenue. The remaining portion is credited back to the customer’s account for use only as payment of license fees for orders placed with us. The amount of credit back that can be earned by a customer is capped at an amount equal to the cumulative amount of orders placed by that customer for a given process technology. These earned credits must be used within on average an eighteen-month time frame.

3

Ensure We are the Intellectual Property Provider of Choice to Fabless Semiconductor Companies. We receive royalty revenue from our licensed semiconductor manufacturers based upon the number of chips or wafers, depending on the license, that they manufacture which contain our intellectual property. Fabless semiconductor companies engage our licensed foundries to manufacture large volumes of their designs for them. We believe that it is a key part of our business strategy to develop long term relationships with fabless semiconductor companies, as well as manufacturers, to ensure that we are their supplier of choice for intellectual property components.

Leverage Product Development Process. We have developed a large portfolio of intellectual property building blocks and design tools that allow us to develop new products rapidly. As our customer relationships mature, we believe that the development time for additional products for a given customer will decrease due to our growing base of knowledge and understanding of that customer’s manufacturing processes. We intend to continue to improve the efficiency of our product development process in order to decrease product delivery time.

Maintain Technological Leadership. Our customers evaluate intellectual property components based on speed, density, power, quality, reliability and price. Against these evaluation criteria, we believe that we currently have a position of technological leadership. We intend to maintain our technological leadership position by continuing to develop a significant portfolio of intellectual property building blocks upon which we can base new generations of products and by making enhancements to our existing products. We also intend to maintain our expertise in state of the art manufacturing processes by working with customers during their development efforts for new manufacturing processes.

THE ARTISAN SOLUTION

Our intellectual property components are designed to offer customers the following benefits:

Performance, Power and Reliability. We deliver high performance, high density, low power and high reliability intellectual property components through a combination of design expertise, proprietary technology and design tools. Our intellectual property components, which are customized, verified and tested for a particular manufacturing process, require little or no integration by customers and have been proven by use in over 100 different manufacturing processes. Many of our products are designed to achieve speeds in excess of 1 GHz.

Significant Time-to-Market Advantages. We enable semiconductor manufacturers to reduce the time required to bring new integrated circuits to market by (i) eliminating the customer’s need to design intellectual property components, (ii) delivering products designed for a specific manufacturing process and (iii) delivering products ready for use with industry standard and proprietary integrated circuit design tools. Our products can be reused in multiple customer designs, which reduces the design cycle and decreases time to market for new integrated circuits.

4

Long Term Product Development Path. Our technology provides semiconductor manufacturers with reliable building blocks for future generations of their complex integrated circuit designs. Our ability to adapt and customize intellectual property components used in one process and one design for reuse in additional designs and processes provides each customer with a ready source of reliable intellectual property components for future designs and processes. This enables our customers to standardize on our products, accelerate their product development and focus internal engineering resources on core competencies, including semiconductor design and manufacturing processes.

Cost Effective Solutions. As semiconductor manufacturing process geometries shrink and the complexity of integrated circuit designs increases, the cost to design system-on-a-chip integrated circuits increases significantly. By providing reliable products with significant time-to-market benefits, we enable customers to reduce design costs, minimize integration costs and increase manufacturing yield. Moreover, by using our products, semiconductor manufacturers avoid the cost of recruiting and training a significant group of engineers dedicated to intellectual property component design.

PRODUCTS

Our current family of intellectual property components includes high performance, high density and low power memory, standard cell and input/output components. Initial license fees typically range from $250,000 to $600,000 per product, depending on the amount of customization and the number of design views and models required.

Our products are developed and delivered using a proprietary methodology that includes a set of design tools, techniques and specific design expertise that we call “Process-Perfect™.” This methodology ensures that our intellectual property components are designed to achieve the best combination of performance, density, power and yield for a given manufacturing process. In addition, we have created a flexible portfolio of intellectual property building blocks. This portfolio, combined with the Process-Perfect methodology, allows us to satisfy our customers’ schedule and quality requirements in a cost effective manner. Our intellectual property components are easily integrated into a variety of customer design methodologies and support industry standard integrated circuit design tools, including those from electronic design automation tool vendors such as Cadence Design Systems, Synopsys and Avant! Corporation, as well as customers’ proprietary integrated circuit design tools. To support these various integrated circuit design tool environments, each of our products includes a comprehensive set of verified tool models.

Memory Products

Our embedded memory products include random access memories, read only memories and register files. Our high speed, high density and low power products include single- and dual-port random access memories and read only memories products and single-, dual- and triple-port register files. Our embedded memory products are configurable and vary in size to meet the customer’s specification. For example, our memory products will support sizes from 2 to 128 bits wide and from 8 to 16,384 words. All of our memory products include features such as a power down mode, low voltage data retention and fully static operation. In addition, our memory products may optionally include built-in test interfaces that support popular test methodologies.

High Speed Memory Family. The high speed products are designed to achieve speeds in excess of 1 GHz for 0.13µm manufacturing processes. We achieve the high performance of our memory products through a combination of proprietary design innovations that include latch based sense amplifiers, high speed row select technology, precise core cell balancing and rapid recovery bitlines.

High Density Memory Family. The high density products are designed for applications where achieving the lowest possible manufacturing cost is critical. These are typically consumer applications with high manufacturing volumes. To achieve the lowest possible manufacturing cost for these products, we utilize proprietary circuit and layout techniques to reduce the overall area of the memories. In addition, we use specific design and analysis techniques to enhance production yield.

5

Low Power Memory Family. The low power products are designed to prolong battery life when used in battery-powered electronic systems. These products achieve low power through a combination of proprietary design innovations that include latch based sense amplifiers, a power efficient banked memory architecture, precise core cell balancing and unique address decoder and driver circuitry.

Flex-Repair™. To improve the yield of integrated circuits containing large amounts of embedded memory, we have introduced a line of memory products, known as Flex-Repair™ that include redundant storage elements. The dense layout structures that are characteristic of large memory arrays are often the most difficult part of an integrated circuit to manufacture. Our Flex-Repair products allow memories to be repaired, thereby increasing the manufacturing yield of the resulting integrated circuit design.

Standard Cell Products

Our SAGE-X™ standard cell product includes over 500 cells optimized for each customer’s preferred manufacturing process and integrated circuit design tool environment to result in greater density as compared to competitive standard cell products. We offer standard cell products that are optimized for high performance, high density or low power to meet the needs of different markets.

Input/Output Products

Our input/output library includes over 600 standard input/output functions. We also offer a wide variety of specialized input/output products that are compatible with industry standard PCI, GTL, AGP and PECL interfaces. In addition, we offer input/output products for many additional industry standard interfaces. Every input/output product utilizes each customer’s proprietary manufacturing process rules, pad pitch and ESD requirements, resulting in superior performance, reliability and manufacturability.

PRODUCT DEVELOPMENT

We target the rapidly growing system-on-a-chip market with high performance, high density and low power memory, standard cell and input/output products. Because of the complexity of these products, our design and development process is a multidisciplinary effort requiring expertise in electronic circuit design, process technology, physical layout, design software, model generation, data analysis and processing and general integrated circuit design. These activities involve the development of more advanced versions of our products and the continued development of new products for current and anticipated manufacturing processes.

Engineering costs are allocated between cost of revenue and product development expenses. Engineering efforts devoted to developing products for specific customer projects are recognized as cost of revenue while the balance of engineering costs, incurred for general development of our technology, is charged to product development. We expect that we will continue to invest substantial funds for engineering activities.

SALES, MARKETING AND DISTRIBUTION

We license our products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grant these manufacturers the right to distribute our intellectual property components to their internal design teams and to their application specific integrated circuit and fabless semiconductor customers. In certain cases, we perform the distribution function directly to semiconductor design companies that are customers of the semiconductor manufacturer. As a result, we make certain of our product libraries available to design companies through our own distribution programs. While the basic elements of our product libraries are distributed at no charge, design companies can pay us a direct license and support fee to receive modified products and support from us. As part of the license agreement entered into by the design companies, the design companies agree to manufacture any semiconductor design using any of our products at the particular semiconductor manufacturer for which we developed the products. The semiconductor manufacturer then pays us a royalty based on the volume of the semiconductor manufacturer’s production containing our intellectual property components.

We have several industry partner programs whereby our partners provide a wide variety of intellectual property solutions, design services and tool support to streamline the design process for users of our intellectual property components. Through these programs, we provide our products and support to over 150 companies who agree to limit the use and distribution of such products to our licensed users.

We believe our sales, marketing and distribution approach enables us to leverage our customers’ sales and marketing organizations and limit the costs associated with hiring, training and compensating the large sales force necessary to negotiate with each end-user customer. We have sales offices in Tokyo, Japan and Paris, France. Additionally, we rely in part on consulting companies in Korea to assist our sales efforts in that market.

Historically, a substantial portion of our revenue has been derived from customers outside the United States. International revenue, primarily from Asia and Europe, represented 70% of our revenue in fiscal 2001, 86% of our revenue in fiscal 2000 and 67% in fiscal 1999. We anticipate that international revenue will remain a substantial portion of our revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars.

CUSTOMERS

We focus on licensing our products to semiconductor manufacturers and fabless semiconductor companies. Many of the world’s leading semiconductor manufacturers are among our customers including: Chartered, Conexant, Fujitsu, Hitachi, Hynix, Infineon, National Semiconductor, NEC, OKI, VLSI Technology, Sanyo, Sharp, STMicroelectronics, TSMC, Toshiba and UMC. Our license fee and royalty based business model enables widespread product distribution and licensing to fabless semiconductor companies who are the customers of the semiconductor manufacturers. To date, we have licensed our products to hundreds of these fabless semiconductor companies. In addition, we have several industry partner programs whereby members provide a wide variety of intellectual property and microprocessor solutions, design services and tool support to streamline the design process for our library users.

We have been dependent on a relatively small number of customers for a substantial portion of our annual revenue, although the customers composing this group have changed from time to time. In fiscal 2001, TSMC accounted for 26% of revenue and Synopsys accounted for 12% of revenue. In fiscal 2000, TSMC accounted for 35% of revenue, Sharp accounted for 12% of revenue and NEC accounted for 10% of revenue. In fiscal 1999, NEC accounted for 25% of revenue, TSMC accounted for 19% of revenue, Conexant accounted for 14% of revenue and UMC accounted for 13% of revenue. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing our products. None of our customers has an agreement with us that obligates us to license future generations of products or new products, and we cannot assure you that any customer will license intellectual property components from us in the future. In addition, we cannot assure you that any of our customers will ship products incorporating our technology or that, if such shipments occur, they will generate significant royalty revenue.

COMPETITION

Our strategy of targeting semiconductor manufacturers that participate in, or may enter, the system-on-a-chip market requires us to compete in intensely competitive markets. Our primary competitors, which are third party providers of intellectual property, include Avant! Corporation, Nurlogic Design, Inc., Virage Logic Corporation and Virtual Silicon Technology, Inc. In addition, we may face competition from consulting firms and companies that typically have operated in the generic library segment of the intellectual property market and that now seek to offer customized intellectual property components as enhancements to their generic solutions. We also face significant competition from the internal design groups of semiconductor manufacturers that are expanding their manufacturing capabilities and portfolio of intellectual property components to participate in the system-on-a-chip market. These internal design groups compete with us for access to the parent’s intellectual property component requisitions and may eventually compete with us to supply intellectual property components to other parties as well.

PATENTS AND INTELLECTUAL PROPERTY PROTECTION

We rely primarily on a combination of nondisclosure agreements and other contractual provisions and patent, trademark, trade secret, and copyright law to protect our proprietary rights. We have an active program to protect our proprietary technology through the filing of patents. As of September 30, 2001, we had 21 U.S. patents granted, 19 patent applications pending before the U.S. Patent and Trademark Office, 7 issued foreign patents and 17 pending foreign patent applications.

We also rely on trademark and trade secret laws to protect our intellectual property. We protect our trade secrets and other proprietary information through confidentiality agreements with our employees and customers in addition to other security measures. Despite these efforts, there can be no assurance that others will not gain access to our trade secrets, that such trade secrets will not be independently discovered by competitors or that we can meaningfully protect our intellectual property. In addition, effective trade secret protection may be unavailable or limited in certain foreign countries. Although we intend to protect our rights vigorously, we cannot assure you that such measures will be successful.

EMPLOYEES

Our employee population grew 51% during the past year. We acquired Synopsys’ physical library business in January 2001 and hired 35 former Synopsys employees in connection with the transaction. As of September 30, 2001, we had 163 employees and full-time equivalents compared to 108 at September 30, 2000. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our relations with employees are good.

EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers as of September 30, 2001:

Name	Age	Position
Mark R. Templeton	42	President, Chief Executive Officer and Director
Scott T. Becker	41	Chief Technical Officer and Director
Joy E. Leo	40	Vice President, Finance and Administration, Chief Financial Officer, and Secretary
Harry Dickinson	54	Chief Operating Officer
Dhrumil Gandhi	44	Senior Vice President, Product Technology
Brent Dichter	40	Vice President, Engineering
G. Lee Allgood	58	Vice President, Worldwide Sales
Neal Carney	45	Vice President, Marketing

Mark R. Templeton has served as our President and Chief Executive Officer since April 1991 when he co-founded Artisan Components. In addition, Mr. Templeton has served as a member of our Board of Directors since April 1991. From April 1990 to March 1991, Mr. Templeton was director of the Custom IC Design Group at Mentor Graphics, an electronic design automation, or EDA, company. From October 1984 to March 1990, he held various positions with Silicon Compilers Systems Corporation, an EDA company, with the last position being Director of the Custom IC Design Group.

Scott T. Becker has served as our Chief Technical Officer since April 1991 when he co-founded Artisan Components. In addition, Mr. Becker has served as a member of our Board of Directors since April 1991. From April 1990 to April 1991, he was manager of the library development group at the IC Division of Mentor Graphics. From May 1985 to April 1990, he was responsible for library development at Silicon Compilers.

Joy E. Leo has served as our Vice President of Finance and Administration, Chief Financial Officer and Secretary since September 2000. From January 2000 to August 2000, she served as Vice President of Finance and Administration and Chief Financial Officer for IMP, Inc., a semiconductor company. From August 1998 to January 2000, she was Vice President of Finance, Operations and Administration at Innomedia Incorporated, a telecommunications company. From June 1995 to January 1998, she was Vice President and Chief Financial Officer for Philips Components, a division of Royal Philips Electronics N.V.

Harry Dickinson has served as our Chief Operating Officer since June 2001. From December 1998 to January 2000, Mr. Dickinson was Vice President of Worldwide Sales for Cygnus Solutions, a computer software distribution company. From October 1997 to October 1998, he was President and CEO of Entridia Corporation a network controller company of which he was also a founder. From January 1992 to October 1997, he was Senior Vice President of Sales for S3 Incorporated, a fabless semiconductor company specializing in graphics chips.

Dhrumil Gandhi has served as our Senior Vice President of Product Technology since May 2001. From May 1993 to May 2001, Mr. Gandhi served as our Vice President of Engineering. From July 1983 to May 1993, he served as Senior Manager for Advanced ASIC Design Systems at Mentor Graphics.

Brent Dichter has served as our Vice President of Engineering since May 2001. Mr. Dichter served as our Vice President of Product/Program Management from March 2000 to May 2001, and as our Director of Engineering from November 1998 to March 2000. From January 1997 to November 1998, he served as Vice President of Silicon Technology at Multi Dimensional Computing, a computer company specializing in graphics chip design. From July 1995 to January 1997, he was Director of Strategic Marketing for Xilinx Incorporated, a field programmable gate array company.

G. Lee Allgood has served as our Vice President of Worldwide Sales since June 2001. From April 1993 to April 1998, he was Vice President of North American Sales for S3 Incorporated. From April 1991 to April 1993, Mr. Allgood was Eastern United States Regional Sales Manager for Valid, an EDA company, which was acquired by Cadence Design Systems in 1992.

Neal Carney has served as our Vice President of Marketing since August 2001. From June 2000 to August 2001, he was Vice President of Marketing for Tripath Technology, a fabless semiconductor company. From January 1998 to June 2000, he was Business Unit Manager of Imaging Products for Agilent Technologies, a technology company focusing on communications, electronics and life sciences. From January 1994 to January 1998, Mr. Carney was Marketing Manager of the Integrated Circuit Division at Hewlett Packard. From November 1982 to January of 1994 Mr. Carney held various marketing management positions at Hewlett Packard including a three year international assignment from May 1987 to May 1990 as the Japan Marketing Center manager for Hewlett Packard’s Semiconductor Products Group.

ITEM 2. PROPERTIES

Our executive, administrative and technical offices currently occupy 54,489 square feet in Sunnyvale, California, under a lease that expires in 2008. We are currently planning to sublet the 32,660 square foot space we formerly occupied at 1195 Bordeaux Drive in Sunnyvale, California. The lease on our former offices expires in 2004. In addition, as of September 30, 2001, we also lease sales and support offices in Paris, France and Tokyo, Japan.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None. 10

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock has been quoted on the Nasdaq National Market under the symbol “ARTI”since our initial public offering on February 3, 1998. Prior to such time, there was no public market for our Common Stock. As of October 31, 2001, there were approximately 97 stockholders of record of our Common Stock. The following table sets forth for the periods indicated the high and low sale prices per share of our Common Stock as reported on the Nasdaq National Market.

	Fiscal Year Ending		Fiscal Year Ending
	September 30, 2001		September 30, 2000
	High	Low	High	Low
First Quarter	$13.125	$5.313	$23.500	$ 7.250
Second Quarter	$13.500	$5.688	$30.000	$14.500
Third Quarter	$10.200	$5.438	$21.188	$ 7.563
Fourth Quarter	$10.490	$5.850	$14.750	$ 7.250

On December 3, 2001, the reported last sale price of our Common Stock on the Nasdaq National Market was $12.650 per share.

Dividend Policy

Since March 1996, when we converted to a C corporation from a subchapter S corporation, we have not declared or paid any cash dividends on our Common Stock or other securities. We presently intend to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On January 4, 2001, we acquired Synopsys’ physical library business for approximately $27.4 million, including $14.5 million in cash, issuance of 1,450,000 shares of our common stock then valued at $11.5 million and assumption of obligations of $1.4 million. Information relating to this issuance of shares is incorporated by reference to our Current Report on Form 8-K (No. 000-23649) filed with the Securities and Exchange Commission on January 19, 2001.

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of September 30, 2001 and 2000 and the statement of operations data for the fiscal years ended September 30, 2001, 2000 and 1999 are derived from the financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, and which are included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of September 30, 1999, 1998 and 1997 and the statement of operations data for the fiscal years ended September 30, 1998 and 1997 are derived from the financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, and which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in the future.

On January 4, 2001, we acquired certain assets of Synopsys’ physical library business for approximately $14.5 million in cash, 1,450,000 shares of our common stock then valued at $11.5 million and assumption of obligations of $1.4 million. In fiscal 2001, the acquisition resulted in a significant increase in our costs and expenses relating primarily to the increased headcount and amortization of goodwill and other intangibles associated with the acquisition. The acquisition has affected the comparability of the selected financial data set forth below and has made prediction of our future revenues, costs and expenses and operating results more difficult.

We established a full valuation allowance against our deferred tax assets in the fourth quarter of fiscal 2001 due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and will recognize the tax benefit only as reassessment demonstrates they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

	Fiscal Year Ended September 30,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
License	$ 21,136	$ 17,042	$ 14,138	$16,568	$ 8,912
Net royalty	4,621	3,250	729	—	—

Total revenue	25,757	20,292	14,867	16,568	8,912
Total cost and expenses	36,787	21,622	18,292	14,494	8,169

Operating income/(loss)	(11,030)	(1,330)	(3,425)	2,074	743
Operating income/(loss) per share
Interest and other income	1,226	2,945	2,024	1,175	297

Income/(loss) before provision/(benefit) for
income taxes	(9,804)	1,615	(1,401)	3,249	1,040
Provision/(benefit) for income taxes	4,168	533	(858)	923	356

Net income/(loss)	$(13,972)	$ 1,082	$ (543)	$ 2,326	$ 684

Basic net income/(loss) per share (historical)(1)	$ (0.88)	$ 0.08	$ (0.04)	$ 0.22	$ 0.13

Diluted net income/(loss) per share (historical)(1)	$ (0.88)	$ 0.07	$ (0.04)	$ 0.18	$ 0.07

Shares used in computing:
Basic net income/(loss) per share	15,965	14,334	13,569	10,457	5,456

Diluted net income/(loss) per share	15,965	15,456	13,569	12,917	9,657

	At September 30,
	2001	2000	1999	1998	1997
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$ 42,329	$ 54,016	$ 48,181	$47,204	$ 4,554
Working capital	41,214	56,571	50,612	49,874	4,352
Total assets	73,026	71,930	64,344	59,489	12,011
Long term liabilities, net of current portion	689	235	174	218	49
Total stockholders’ equity	$ 63,385	$ 63,454	$ 57,120	$55,539	$ 9,348

(1) For an explanation of net income/(loss) per share and shares used in per share calculations, see Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

QUARTERLY RESULTS OF OPERATION

The following table presents certain unaudited consolidated statement of operations data for our eight most recent fiscal quarters. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements appearing elsewhere in this report on Form 10-K. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this report on Form 10-K. We believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected or achieved in any future period.

	Three Months Ended,
	Sept 30, 2001	June 30, 2001	Mar 30, 2001	Dec 31, 2000	Sept 30, 2000	June 30, 2000	Mar 31, 2000	Dec 31, 1999
	(unaudited, in thousands)
Revenues:
License	$ 5,177	$ 5,942	$ 5,555	$4,462	$ 4,061	$ 3,950	$ 4,586	$ 4,445
Net Royalty	1,219	1,170	1,140	1,092	899	952	783	616

Total revenue	6,396	7,112	6,695	5,554	4,960	4,902	5,369	5,061

Cost and expenses
Cost of sales	1,567	1,871	1,512	1,021	1,443	1,207	1,358	1,454
Product development	3,946	2,993	3,220	2,279	1,793	1,811	1,591	1,642
Sales and marketing	1,691	1,812	1,581	1,426	1,770	1,675	1,881	1,673
General and administrative	1,284	762	656	669	514	663	607	540
In process research and development	—	—	2,441	—	—	—	—	—
Amortization of acquired technology	398	397	397	—	—	—	—	—
Amortization of goodwill and other intangible
assets	1,622	1,627	1,615	—	—	—	—	—

Total cost and expenses	10,508	9,462	11,422	5,395	5,520	5,356	5,437	5,309

Operating income (loss)	(4,112)	(2,350)	(4,727)	159	(560)	(454)	(68)	(248)
Interest and other income (expense)	(674)	412	588	900	778	791	692	684

Income (loss) before provision for income taxes	(4,786)	(1,938)	(4,139)	1,059	218	337	624	436

Provision (benefit) for income taxes	5,874	(659)	(1,407)	360	72	111	206	144

Net income (loss)	$(10,660)	$(1,279)	$(2,732)	$ 699	$ 146	$ 226	$ 418	$ 292

13

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements can often be identified by the use of forward-looking words such as “may,” “will,” “could,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project,” or other similar words.

Overview

We are a leading developer of high performance, high density and low power embedded memory, standard cell and input/output intellectual property components used for the design and manufacture of complex integrated circuits. We license our products to semiconductor manufacturers and fabless semiconductor companies for the design of integrated circuits used in complex, high volume applications, such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations.

The worldwide electronics industry has experienced expansion driven by the networking and wireless communications markets. However, the electronics industry began to experience a slowdown in 2000, which has continued in 2001. This slowdown, particularly in the semiconductor industry, has had and may continue to have a material adverse effect on our results of operations.

Our customers include foundries, which are companies that only manufacture integrated circuits, and integrated device manufacturers, which are companies that both design and manufacture integrated circuits. Foundries and integrated device manufacturers invest significant resources in libraries that are designed to match their specific manufacturing processes. Our intellectual property components are designed to enable these companies to achieve the best combination of performance, density, power and yield for a given manufacturing process. Typically, a customer licenses one or more products designed for its manufacturing process that are accompanied by layout databases, software to support a customer’s integrated circuit design tool environment and design methodology documentation.

We license our products on a nonexclusive, worldwide basis to semiconductor manufacturers and grant the manufacturer the right to distribute our intellectual property components to their internal design teams and to their application specific integrated circuit and fabless semiconductor customers. We also generally grant the semiconductor manufacturer the right to distribute and sublicense our intellectual property components to semiconductor design companies that manufacture at their facility. We charge manufacturers an up-front license fee that gives them the right to manufacture semiconductors containing our products. In addition, manufacturers agree to pay us royalties based on manufacturing volumes of integrated circuits that include our products.

Our customers also include semiconductor design companies that participate in our library distribution program. We distribute our products to companies that are customers of our licensed foundries. While the basic elements of the libraries are distributed at no charge, design companies can pay us a direct license and support fee to receive modified products and support from us. As part of the license agreement that is entered into by the design companies to obtain our products, the design companies agree to manufacture any semiconductor design using any of these libraries at the particular foundry for which the library was developed. The foundry then pays us a royalty based on the volume of the foundry’s sales containing our intellectual property.

In addition, we have several industry partner programs. Our industry partners provide a wide variety of intellectual property solutions, design services and tool support to streamline the design process for our library users. Through these programs, we provide our products and support to over 150 companies who agree to limit the use and distribution of such libraries to design companies that are customers of foundries with which we have license agreements. These design companies agree to manufacture the semiconductor designs using these libraries at the particular foundry for which the library was developed. These leading partner programs have given our products additional value as customers demand streamlined and integrated design solutions to accelerate their time to market.

The license of our products to a semiconductor manufacturer typically involves a sales cycle of six to 12 months and often coincides with a customer’s migration to a new manufacturing process. Our contracts with semiconductor manufacturers generally require them to pay a license fee to us ranging from approximately $250,000 to $600,000 for each product delivered under a contract. Our contracts generally require payment of a portion of the license fees upon signing of the contract with the final payment due within 30 to 60 days after the completion of customization, which generally takes three to six months.

Royalty revenue is calculated based on the volume of the manufacturer’s sales of integrated circuits or wafers containing our intellectual property components. Given that we provide our products early in the customer’s integrated circuit design process, there is a significant delay between the time we deliver a product and the time we receive royalty revenue when the semiconductors have been manufactured.

To date, the substantial majority of our license revenue has been recognized using the percentage of completion method of accounting. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined to be likely. As the completion period for a project ranges from three to six months, revenue in any quarter is dependent on our progress toward completion of the project. We cannot assure you that our estimates will be accurate, and, in the event they are not, our business, operating results and financial condition in subsequent periods could be materially adversely affected.

As described above, our business model is intended to generate revenue from both license fees and royalties paid by foundries and integrated device manufacturers. To date, a substantial portion of our royalty revenue has been derived from one customer, TSMC. Net royalty revenue as a percentage of total revenue was 18% in 2001 and 16% in 2000. We expect royalty revenue to grow as a percent of total revenue, however the growth rate may fluctuate from quarter to quarter and will likely decline over time. For example, quarter over quarter net royalty revenue grew by 21% in the first quarter of fiscal 2001, by 4% in the second quarter of fiscal 2001, by 3% in the third quarter of fiscal 2001 and by 4% in the fourth fiscal quarter of 2001.

According to contract terms, a portion of each royalty payment is credited back to the customer’s account for use as payment of license fees for orders placed with us. The remaining portion of the royalty is reported as net royalty revenue. The amount of credits that can be earned by a customer is limited to the cumulative amount of orders placed by that customer for a given process technology. A customer has a limited time to use the credits before they expire in, on average, approximately 18 months. If the customer does not use the credits within this period, we record the amount of expired credits as revenue and no longer have an obligation to provide any future products for such credits. Our success will depend, in part, on our ability to generate royalty revenue from a substantially larger number of designs and on many of these designs achieving large manufacturing volumes.

We have been dependent on a relatively small number of customers for a substantial portion of our revenue, although the customers comprising this group have changed from time to time. In fiscal 2001, TSMC accounted for 26% of revenue and Synopsys accounted for 12% of revenue. In fiscal 2000, TSMC accounted for 35% of revenue, Sharp accounted for 12% of revenue and NEC accounted for 10% of revenue. In fiscal 1999, NEC accounted for 25% of revenue, TSMC accounted for 19% of revenue, Conexant accounted for 14% of revenue and UMC accounted for 13% of revenue. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing our products.

Historically, a substantial portion of our total revenue has been derived from customers outside the United States, primarily from Asia and Europe. International revenue as a percentage of our total revenue was approximately 70% in fiscal 2001, 86% in fiscal 2000 and 67% in fiscal 1999. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars.

We derive a substantial majority of all of our revenue from license fees associated with the sale of products, including support and maintenance. These license fees and support and maintenance fees together accounted for 82% of total revenue in fiscal 2001, 84% of total revenue in fiscal 2000 and 95% of total revenue in fiscal 1999. We expect that license revenue will continue to account for a substantial portion of our total revenue for the foreseeable future.

ACQUISITION OF PHYSICAL LIBRARY BUSINESS OF SYNOPSYS

On January 4, 2001, we acquired assets of Synopsys’ physical library business for approximately $27.4 million, including $14.5 million in cash, issuance of 1,450,000 shares of our common stock then valued at $11.5 million and assumption of obligations of $1.4 million. We accounted for the acquisition under the purchase method of accounting in accordance with APB No. 16. Note 3 to the Consolidated Financial Statements outlines the details of the purchase price allocation and pro forma financial information related to the acquisition.

Upon consummation of our acquisition of the Synopsys physical library business, we immediately charged to expense $2.4 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. At the time of its acquisition by us, the Synopsys physical library business was working on two development projects. The nature of the efforts to complete these in-process research and development projects relate, in varying degrees, to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the proposed in-process technologies meet their design specifications, which include functional, technical and economic performance requirements.

We continue to integrate the workforce and operations of the acquired business into the organizational structure established and work towards the effective utilization of the additional workforce. The acquired technology is being integrated with our existing business. Due to the nature of the business acquired, incremental revenue resulting from the acquisition cannot be separately measured. The costs related to the workforce acquired are reflected in engineering costs and, to a much lesser extent, in sales and marketing costs. The one-time and recurring charges are shown separately in the Results of Operations below.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of total revenue:

	Year ended September 30,
	2001	2000	1999
Revenue:
License	82.1%	84.0%	95.1%
Net royalty	17.9	16.0	4.9

Total revenue	100.0	100.0	100.0

Costs and expenses:
Cost of revenue	23.2	26.9	40.1
Product development	48.3	33.7	31.1
Sales and marketing	25.2	34.5	34.3
General and administrative	13.1	11.5	17.5
In process research and development	9.5	—	—
Amortization of acquired technology	4.6	—	—
Amortization of goodwill and other intangible
assets	18.9	—	—

Total cost and expenses	142.8	106.6	123.0

Operating loss	(42.8)	(6.6)	(23.0)
Interest and other income	4.7	14.5	13.6

Income/(loss) before provision for income taxes	(38.1)	7.9	(9.4)
Provision/(benefit) for income taxes	16.1	2.6	(5.7)

Net income/(loss)	(54.2)%	5.3%	(3.7)%

Fiscal Years 2001, 2000 and 1999

Total Revenue ($ in Thousands)	Fiscal 2001	Percent Inc/(Dec)	Fiscal 2000	Percent Inc/(Dec)	Fiscal 1999
License revenue	$21,136	24%	$17,042	21%	$14,138
Royalty revenue, net	4,621	42%	3,250	346%	729

Total revenue, net	$25,757	27%	$20,292	36%	$14,867

Our total revenue increased by 27% in fiscal 2001 compared to fiscal 2000. The increase in total revenue was primarily attributable to increased licensing of memory products of $4.2 million and an increase in net royalty revenue of $1.4 million. Gross royalty payments are calculated based on per unit sales of integrated circuits or wafers containing our intellectual property components. Total gross royalties for fiscal 2001 were $6.6 million. From this amount, a portion was credited back to the customer’s account for use as payment of license fees for orders placed with us. The remaining portion of gross royalty revenue, or $4.6 million in fiscal 2001, was reported as net royalty revenue in fiscal 2001.

Our total revenue increased by 36% in fiscal 2000 compared to fiscal 1999. The increase in total revenue was primarily attributable to an increase in net royalty revenue of $2.5 million, increased revenue from support and maintenance contracts of $1.3 million and increased licensing of input/output, memory and standard cell products of $1.6 million in fiscal 2000. Total gross royalties for fiscal 2000 were $4.9 million. Of this amount, $3.3 million was reported as net royalty revenue in fiscal 2000.

Cost and Expenses

Engineering costs (incl.cost of revenue and product development)	Fiscal 2001	Percent Inc/(Dec)	Fiscal 2000	Percent Inc/(Dec)	Fiscal 1999
($ In Thousands)	$18,409	50%	$12,299	16%	$10,588

Engineering costs are allocated between cost of revenue and product development. Engineering efforts devoted to developing products for specific customer projects are recognized as cost of revenue. The balance of engineering costs, incurred for general development of our technology, is charged to product development. Engineering costs generally are expensed as incurred. Engineering costs increased by 50% in fiscal 2001. The absolute dollar increase in engineering costs of $6.1 million in fiscal 2001, as compared with fiscal 2000, was primarily due to an increase in headcount and personnel expenses of $5.1 million, increased leasing costs associated with the relocation of our principal offices of $757,000, increased computer and networking equipment maintenance and depreciation costs of $500,000 and increased legal costs of $133,000, partially offset by decreased use of external contractors of $323,000 and decreased warranty expense of $62,000.

Engineering costs increased 16% in fiscal 2000. The absolute dollar increase in engineering costs of $1.7 million was primarily due to an increase in headcount and personnel expenses of $1.0 million, increased computer and networking equipment maintenance and depreciation of $517,000 and increased use of outside contractors of $220,000.

Cost of Revenue	Fiscal 2001	Percent Inc/(Dec)	Fiscal 2000	Percent Inc/(Dec)	Fiscal 1999
($ In Thousands)	$5,971	9%	$5,462	(8%)	$5,957

Cost of revenue increased by 9% in fiscal 2001. The absolute dollar increase in cost of revenue of $509,000 million in fiscal 2001, as compared with fiscal 2000, was due to increased engineering hours allocated to revenue-generating projects of $670,000 and increases in the cost of support and maintenance of $224,000, partially offset by decreased use of external contractors of $323,000 and decreased warranty expense of $62,000 in fiscal 2001.

Cost of revenue decreased by 8% in fiscal 2000. The absolute dollar decrease in cost of revenue of $495,000 in fiscal 2000, as compared with fiscal 1999, was due to fewer engineering hours allocated to revenue-generating projects in fiscal 2000.

Product Development Expenses	Fiscal 2001	Percent Inc/(Dec)	Fiscal 2000	Percent Inc/(Dec)	Fiscal 1999
($ In Thousands)	$12,438	82%	$6,837	48%	$4,631

Product development expenses increased by 82% in fiscal 2001. The absolute dollar increase in product development expenses of $5.6 million in fiscal 2001, as compared with fiscal 2000, was attributable to an increase in headcount and personnel expenses of $5.1 million, increased facilities costs of $757,000, increased computer and networking equipment maintenance and depreciation costs of $500,000 and increased legal fees of $133,000, partially offset by increased hours allocated to revenue generating projects of $670,000 and increased cost of support and maintenance of $224,000. Headcount and personnel related costs increased due to the acquisition of Synopsys’ physical library business as well as additional hiring in engineering. Facilities costs increased due to increased leasing costs associated with the relocation of our principal offices and an increase in the proportion of engineering employees relative to other functional groups. Computer and networking related costs increased as a result of increased software and hardware needed to develop our products. We expect that product development expenses will continue to increase in absolute dollars.

Product development expenses increased by 48% in fiscal 2000. The absolute dollar increase in product development expenses of $2.2 million in fiscal 2000, as compared with fiscal 1999, was attributable to an increase in headcount and personnel expenses, increased computer and networking equipment maintenance and depreciation costs and increased use of outside contractors.

Sales and Marketing Expenses	Fiscal 2001	Percent Inc/(Dec)	Fiscal 2000	Percent Inc/(Dec)	Fiscal 1999
($ in Thousands)	$6,510	(7%)	$6,999	37%	$5,105

Sales and marketing expenses include salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses decreased by 7% in fiscal 2001. The decrease in absolute dollars in sales and marketing expenses of $489,000 in fiscal 2001, as compared with fiscal 2000, was attributable to decreased headcount and personnel-related expenses of approximately $278,000, lower travel expenses of approximately $397,000, partially offset by increased marketing programs and other expenses of approximately $186,000. Headcount and related costs and travel costs decreased due to a smaller sales force in fiscal 2001. Marketing program expenses increased due to increased advertising and trade show costs. We expect sales and marketing expenses to increase in absolute dollars in the future.

Sales and marketing expenses increased by 37% in fiscal 2000. The increase in absolute dollars in sales and marketing expenses of $1.9 million in fiscal 2000, as compared with fiscal 1999, was attributable to increased headcount and personnel-related expenses of approximately $1.4 million, as well as higher travel and other expenses of approximately $514,000. Headcount and related costs, travel costs and facilities and equipment costs increased due to the continued investment to support an increasing end user customer base. Marketing program expenses decreased because of a reduction in the amount of collateral and documentation materials, as these materials are now primarily provided electronically.

General and Administrative Expenses	Fiscal 2001	Percent Inc/(Dec)	Fiscal 2000	Percent Inc/(Dec)	Fiscal 1999
($ in Thousands)	$3,371	45%	$2,324	(11%)	$2,599

General and administrative expenses increased by 45% in fiscal 2001. The absolute dollar decrease in general and administrative expenses of $1.0 million in fiscal 2001, as compared with fiscal 2000, was due to higher provision for doubtful accounts of $370,000, increased headcount and personnel-related expenses of approximately $291,000, increased use of contractors of approximately $167,000, increased costs for legal, accounting and directors and officers insurance of approximately $162,000 and increased travel of approximately $43,000. The increase in the provision for doubtful accounts was due to an increase in our past due receivables. We expect general and administrative expenses to grow in absolute dollars in future periods.

General and administrative expenses decreased by 11% in fiscal 2000. The absolute dollar decrease in general and administrative expenses of $275,000 in fiscal 2000, as compared with fiscal 1999, was due to lower provision for doubtful accounts of $394,000, lower headcount and personnel-related expenses of approximately $101,000, offset by increased legal fees and outside recruitment services of approximately $220,000, due primarily to our need for legal counsel during the time that no in-house counsel was employed with us and professional recruiting fees for our new Chief Financial Officer.

Acquisition-Related Expenses	Fiscal 2001	Percent Inc/(Dec)	Fiscal 2000	Percent Inc/(Dec)	Fiscal 1999
($ in Thousands) In-process research and development	$2,441	NA	—	NA	—
Amortization of acquired technology	$1,192	NA	—	NA	—

Amortization of goodwill and purchased intangible assets	$4,864	NA	—	NA	—

Acquisition-related expenses	$8,497	NA	—	NA	—

The in-process research and development charge, the recurring amortization of acquired technology and the recurring amortization of goodwill and purchased intangible assets were due to the acquisition of Synopsys’ physical library business. The in-process research and development charge was a one-time expense taken in the three month period ended March 31, 2001.

Interest and Other Income	Fiscal 2001	Percent Inc/(Dec)	Fiscal 2000	Percent Inc/(Dec)	Fiscal 1999
($ in Thousands)	$1,226	(58%)	$2,945	46%	$2,024

Interest and other income decreased by 58% in fiscal 2001. The decrease of $1.7 million in fiscal 2001, as compared with fiscal 2000, reflected a lower portfolio balance during fiscal 2001 as well as a lower rate of return on our investment portfolio. The lower investment balance was a result of cash paid for the acquisition of the Synopsys physical library business.

Interest and other income increased by 4 6 % in fiscal 2000. The growth of $921,000 in fiscal 2000, as compared with fiscal 1999, reflected a higher rate of return on our investment portfolio as well as a larger portfolio balance during fiscal 2000.

Provision/(benefit) for Income Taxes	Fiscal 2001	Percent Inc/(Dec)	Fiscal 2000	Percent Inc/(Dec)	Fiscal 1999
($ in Thousands)	$4,168	682%	$533	N/A	($ 858)

The income tax provision was $4.2 million in fiscal 2001 and was $533,000 in fiscal 2000. The income tax benefit was $858,000 in fiscal 1999. The tax provision in fiscal 2001 was a result of a full valuation allowance provided against the deferred tax assets that had been carried on our books. The valuation allowance was established due to uncertainty surrounding the realization of the benefit of such assets. The tax provision in fiscal 2000 was due to the operating income in fiscal 2000 and the tax benefit in fiscal 1999 was due to the operating loss in fiscal 1999. The difference between the statutory and effective rates of income tax is due to the impact of state taxes and tax-free interest income and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily from revenue received from inception to September 30, 2001, the net proceeds of $27.1 million from our February 1998 initial public offering, the net proceeds of $15.8 million from our April 1998 secondary offering and, to a lesser extent, the proceeds of approximately $7.7 million from the sale of preferred stock and a warrant prior to our initial public offering.

Our operating activities provided net cash of $2.7 million in fiscal 2001, $3.6 million in fiscal 2000 and $2.3 million in fiscal 1999. Net cash provided by operating activities in fiscal 2001 was primarily due to depreciation and amortization, in process research and development, and changes in deferred taxes, accounts payable and accrued liabilities and contracts receivable, partially offset by our net loss and the change in deferred revenue. Net cash provided by operating activities in fiscal 2000 was primarily due to net income plus depreciation and amortization and changes in accounts payable and accrued liabilities and deferred revenue, partially offset by deferred taxes. Net cash provided by operating activities in fiscal 1999 was due to depreciation and amortization and the changes in deferred revenue and accounts payable and other liabilities, partially offset by changes in contract receivables, deferred taxes and our net loss.

Net cash used in investing activities was $6.3 million in fiscal 2001. Net cash provided by investing activities was $11.0 million in fiscal 2000 and net cash used in investing activities was $25.2 million in fiscal 1999. Investing activities in fiscal 2001 consisted primarily of the acquisition of Synopsys’physical library business and purchase of property, plant and equipment, partially offset by the net sales of marketable securities. Investing activities in fiscal 2000 consisted primarily of net sales of marketable securities, partially offset by the purchase of property and equipment. Investing activities in fiscal 1999 consisted primarily of net purchases of marketable securities and purchases of property and equipment.

Net cash provided by financing activities was $2.0 million in fiscal 2001, $3.5 million in fiscal 2000 and $1.6 million in fiscal 1999. In all three fiscal years, financing activities consisted of proceeds from issuance of common stock to employees upon the exercise of stock options or in connection with our 1997 Employee Stock Purchase Plan.

As of September 30, 2001, we had cash, cash equivalents and current marketable securities of $42.3 million and working capital of $41.2 million that includes the current portion of deferred revenue of $3.6 million. We anticipate spending approximately $1.0 million in capital expenditures over the next 12 months.

Our acquisition of certain assets of Synopsys’ physical library business has resulted in a significant increase in our costs and expenses relating primarily to the increased headcount and amortization of goodwill and other intangibles associated with the acquisition. The acquisition has made prediction of our future revenues, costs and expenses and operating results more difficult.

We intend to continue to invest heavily in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license and royalty revenue, available borrowings under line of credit arrangements and other factors. We believe that our current cash and investment balances and any cash generated from operations and from available or future debt financing will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, from time to time, we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 133, “Accounting for Derivative Investments and Hedging Activities.”The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In July 1999, FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities —Deferral of the Effective Date for FASB NO. 133.”SFAS No. 137 deferred the effective date of SFAS No. 133 until the first fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 “Accounting for Derivative Instruments and Hedging Activities —An Amendment of SFAS No. 133.”SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency translations and intercompany derivatives. We do not currently hold derivative instruments or engage in hedging activities. The adoption of SFAS No. 133, as amended by SFAS No. 137 and 138, on October 1, 2000 did not have a material effect on our financial position, results of operations or cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements.”SAB No. 101 provides guidance on applying GAAP to revenue recognition issues in financial statements. The adoption of SAB 101 on October 1, 2000 did not have a material effect on our financial position, results of operations or cash flows.

In June 2001, the FASB issued two statements, SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes APB No. 16 “Business Combinations.” All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, “Intangible Assets.” It changes the accounting for goodwill from an amortization method to an impairment only approach. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. We are still evaluating the impact of adopting these pronouncements on our results of operations.

In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires, among other things, retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element must be expensed over its useful life using a systematic and rational method. The adoption of SFAS No. 143 is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is required to be applied starting with fiscal years beginning after December 12, 2001. SFAS No. 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS No. 144 is not expected to have a significant impact on our financial position, results of operations or cash flows.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and changes in the market values of our investments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in high-quality corporate issuers and in debt instruments of the U.S. Government and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

Investments in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The carrying values approximate fair values at September 30, 2001 and 2000. All investments mature in one year or less.

	Carrying Value at September 30, 2001 (in thousands)	Average Rate of Return at September 30, 2001 (annualized)	Carrying Value at September 30, 2000 (in thousands)	Average Rate of Return at September 30, 2000 (annualized)
Investment Securities: Cash equivalents — variable rate	$ 3,708	3.2%	$ 4,544	5.8%
Money market funds — variable rate	121	3.2%	618	6.3%
Cash equivalents — fixed rate	27,763	4.0%	28,116	6.6%
Short-term investments — fixed rate	10,737	4.1%	20,738	6.7%

Total investment securities	$42,329		$54,016

22

FACTORS AFFECTING FUTURE OPERATING RESULTS

Our business depends on continued demand for complex system-on-a-chip semiconductors and the electronic equipment that incorporate them

Our success is substantially dependent on the adoption of our technology by semiconductor manufacturers and on an increasing demand for products requiring complex system-on-a-chip integrated circuits, such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations. A system-on-a-chip is a semiconductor that includes the computing, memory and communications components that previously had been available only on separate chips. Our business is subject to many risks beyond our control that influence the success of our customers including, among others, competition faced by each customer in its particular industry, market acceptance of the customer’s products that incorporate our technology, the engineering, sales and marketing capabilities of the customer and the financial and other resources of the customer. Demand for our products may also be affected by mergers in the semiconductor and systems industries, which may reduce the aggregate level of purchases of our products and services by the combined companies. If there is faltering growth in the semiconductor and systems industries, a reduced number of design starts, shifts in the types of integrated circuits manufactured, tightening of customers’ operating budgets or consolidation among our customers, operations and our business could suffer.

The semiconductor and electronics products industries are characterized by rapid technological change, frequent introductions of new products, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Each of these industries is highly cyclical and has periodically experienced significant downturns, often in connection with or in anticipation of decline in general economic conditions during which the number of new semiconductor design projects often decreases. Revenue from licenses of our products is influenced by the level of design efforts by our customers. If these industries experience a downturn, then our business could suffer.

The semiconductor industry has suffered a sharp decline in orders and revenue in calendar 2001. Many semiconductor manufacturers and vendors of products incorporating semiconductors have announced earnings shortfalls and employee layoffs. Overall, customer spending is getting tighter and spending decisions are being more carefully scrutinized. These conditions have negatively affected our business in calendar 2001 and will continue to do so in the future if these conditions persist. The outlook for the electronics industry is uncertain and it is very difficult to predict how long the current slowdown will last.

The semiconductor industry is cyclical in nature and a general economic downturn in the United States or abroad may reduce our revenue and harm our business

The primary customers for our intellectual property components are semiconductor design and manufacturing companies. Any significant downturn in our customers’ markets, or domestic and global conditions which result in the reduction of research and development budgets or the delay of software purchases would likely result in a decline in demand for our software and services and could harm our business. In addition, the markets for semiconductor products are cyclical. For example, in recent years certain Asian countries have experienced significant economic difficulties, including currency devaluation and instability, business failures and a depressed business environment. These difficulties have triggered a significant downturn in the semiconductor market, resulting in reduced budgets for chip design tools which, in turn, has negatively impacted us. Economic growth in the United States has slowed significantly in recent months and many commentators believe the U.S. economy is experiencing a recession. Overall, customer spending is getting tighter and spending decisions are being more carefully scrutinized. These conditions have negatively affected our business in calendar 2001 and will in the future if these conditions persist. The outlook for the electronics industry is uncertain and it is very difficult to predict how long the current slowdown will last.

The recent terrorist attacks in New York and Washington could have an adverse effect on our business

The September 11, 2001 terrorist attacks in New York City, Washington, D.C. and Pennsylvania and the anthrax-related terrorist attacks could further contribute to the slowdown in the U.S. economy. At the time of the attacks, capital investment by businesses, particularly capital investment in technology, had been experiencing substantial weakness. Economic and political uncertainty resulting from these attacks could result in further declines in new technology investments, including semiconductor design starts. We do not know what effect these events, or the resulting military actions by the United States, could have on our business, revenues or results of operations. If businesses or consumers defer or cancel purchases of new products that incorporate complex semiconductors, the level of production and purchases by semiconductor manufacturers could decline causing our revenues to be adversely affected, which would have an adverse effect on our results of operations and could have an adverse effect on our financial condition.

Our quarterly operating results may fluctuate, which could cause our stock price to decline

Our operating results have fluctuated in the past as a result of a number of factors including:

•	the relatively large size and small number of customer orders we receive during a given period;

•	the timing of customer orders, including the capital budgeting and purchasing cycles of our customers;

•	delays in the design process due to changes by a customer to its order after it is placed;

•	our progress on contracts that are billed on a percentage of completion basis, which represent a substantial majority of our contracts and have completion periods of three to six months;

•	the length of our sales cycle;

•	our ability to develop, introduce and market new products and product enhancements;

•	the timing of our new product announcements and introductions and those of our competitors;

•	market acceptance of our products; and

•	fluctuations in the demand for semiconductors and end user products that incorporate semiconductors.

Our future revenue may fluctuate from quarter to quarter and on an annual basis as a result of these and other factors. Our expense levels are based in part on our expectations regarding future revenue. If revenue is below our expectations in any quarter and we are not able to adjust spending in a timely manner, the negative effect of such shortfall may be increased. We intend to continue our investment in research and development as well as in product promotion, licensing and support programs in an effort to maximize the growth of future royalties. Accordingly, it is likely that in some future quarters our operating results will be below the expectations of public market analysts and investors, which could cause our stock price to decline, perhaps substantially.

We have incurred operating losses in recent periods and we may be unable to return to or subsequently maintain profitability

We have incurred net operating losses in fiscal 2001, 2000 and 1999. If our revenue in future periods increases more slowly than we expect or not at all, we may not return to or subsequently maintain profitability. In addition, most of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. We expect to continue to incur significant expenses in connection with funding for research and development and expansion of our sales and marketing efforts. As a result, we will need to increase revenue to achieve profitability. If we do return to profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to return to and subsequently maintain profitability, our business and financial condition would suffer, we could lose the benefit of tax credits and other deferred tax assets and our stock price could decline.

We have relied and expect to continue to rely on a license fee and royalty-based business model and if we fail to realize expected royalties our business will suffer

Our customers include foundries, which only manufacture integrated circuits, and integrated device manufacturers, which both design and manufacture semiconductors. Our intellectual property library products are designed to enable these manufacturers to achieve the best combination of performance, density, power and yield for a given manufacturing process. We license our products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grant these manufacturers the right to distribute our products to their internal design teams and to their application specific integrated circuit and fabless semiconductor customers. We receive license fees and royalties under the terms of license agreements with such manufacturers.

We received our first royalty revenue in the third quarter of fiscal 1999. Royalty payments are calculated based on per unit sales by our customers of integrated circuits or wafers containing our intellectual property components. A portion of these payments is credited back to the customer’s account for use as payment of license fees. There is a significant delay between the delivery of our product and the generation of royalty revenue because we provide our products early in the integrated circuit design process. Additionally, the quarter in which we recognize royalty revenue lags behind the quarter in which the related product is sold by our customer by at least one quarter. Our success depends, in part, on our ability to generate royalty revenue from a substantial number of designs and on many of these designs achieving large manufacturing volumes. Our ability to generate such royalty revenue in turn depends, in part, on our ability to negotiate, structure, monitor and enforce agreements for the determination and payment of royalties. We cannot be certain that this business strategy will be successful in expanding the number of royalty bearing contracts with customers, nor can we be certain that we will receive significant royalty revenue in the future.

We believe that our long term success is substantially dependent on future royalties. As a result, we face risks inherent in a royalty based business model. In particular, our ability to forecast royalty revenue is limited by factors that are beyond our control. Royalties are recognized in the quarter in which we receive a royalty report from a customer. In addition, our revenue is dependent upon sales by our customers of products that incorporate our technology. Even if our technology is adopted, we cannot be certain that it will be used in a product that is ultimately brought to market, achieve commercial acceptance or result in significant royalties. For example, the rate of quarter-over-quarter growth of our net royalty revenues was 21% in the first quarter of fiscal 2001; 4% in the second quarter of fiscal 2001; 3% in the third quarter of fiscal 2001; and 4% in the fourth quarter of fiscal 2001. We believe this decrease was due, in part, to the recent slowdown in the semiconductor industry and the overall U.S. economy

We also face risks relating to the accuracy and completeness of the royalty collection process. We have only limited experience and systems in place to conduct reviews of the accuracy of the royalty reports we receive from our licensees. We have the right to audit the records of semiconductor manufacturers who license our products to ensure the integrity of their royalty reporting systems; however, such audits may only be conducted periodically and may be at our expense. We cannot be certain that the costs incurred by us to improve our systems and processes and in conducting these audits will not exceed the royalties that result from these efforts.

If the market for third party intellectual property components does not expand, our business may suffer

Our ability to achieve sustained revenue growth and profitability in the future will depend on the continued development of the market for third party intellectual property components and, to a large extent, on the demand for system-on-a-chip integrated circuits. System-on-a-chip integrated circuits are characterized by rapid technological change and competition from an increasing number of alternate design strategies such as combining multiple chips to create a system-on-package. We cannot be certain that the market for third party intellectual property components and system-on-a-chip integrated circuit markets will continue to develop or grow at a rate sufficient to support our business. If either of these markets fails to grow or develops slower than expected, then our business will suffer. A significant majority of our existing and potential customers currently rely on components developed internally and/or by other vendors. Our future growth, if any, is dependent on the adoption of, and increased reliance on, third party design components by both existing and potential customers.

We continue to experience intense competition from other intellectual property component and electronic design automation companies, and this competition could negatively affect our business and our revenues

Our strategy of targeting semiconductor manufacturers that participate in, or may enter, the system-on-a-chip market requires us to compete in intensely competitive markets. Within the third party intellectual property component market, we compete primarily against Avant!, Nurlogic, Virage Logic and Virtual Silicon Technology. In addition, we may face competition from consulting firms and companies that typically have operated in the generic library segment of the market and that now seek to offer customized intellectual property components as enhancements to their generic solutions. We also face significant competition from internal design groups of semiconductor manufacturers that have expanded their manufacturing capabilities and portfolio of intellectual property components to participate in the system-on-a-chip market. These internal design groups compete with us for access to the parent’s intellectual property component requisitions and may eventually compete with us to supply intellectual property components to third parties on a merchant basis. If internal design groups expand their product offerings to compete directly with our products or actively seek to participate as vendors in the intellectual property component market by selling to third party semiconductor manufacturers, then our revenue and operating results could be negatively affected. We also face competition from vendors that supply EDA software tools. We cannot be certain that we will be able to compete successfully against such EDA companies.

We expect competition to increase in the future from existing competitors and from new market entrants with products that may be less expensive than ours or that may provide better performance or additional features not currently provided by our products. Many of our current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources, greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than us. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, some of our principal competitors maintain their own design tools and intellectual property component libraries which allow them to offer a single vendor solution. Internal design groups provide intellectual property components developed to utilize the qualities of a given manufacturing process, and may therefore benefit from certain capacity, cost and technical advantages.

Our ability to compete successfully in the market for intellectual property components will depend upon factors, many of which are beyond our control including, but not limited to:

•	success in designing new products;

•	implementing new designs at smaller process geometries;

•	access to adequate EDA tools (many of which are licensed from our current or potential competitors);

•	the price, quality and timing of our new product introductions and those of our competitors;

•	the emergence of new intellectual property component interchangeability standards;

•	the widespread licensing of intellectual property components by semiconductor manufacturers or their design groups to third party manufacturers;

•	our ability to protect our intellectual property;

26

•	market acceptance of our intellectual property components;

•	success of competitive products; and

•	continued market acceptance of products using system-on-a-chip integrated circuits and industry and general economic conditions.

We cannot be certain that we will be able to compete successfully in the market for third party intellectual property components.

If we fail to enhance our intellectual property component libraries and develop and introduce new products on a timely basis, we may not be able to address the needs of our customers, our technology may become obsolete and our results of operations may be harmed

Our customers compete in the semiconductor industry, which is subject to rapid technological change, frequent introductions of new products, short product life cycles, changes in customer demands and requirements and evolving industry standards. The development of new manufacturing processes, the introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, our future success will depend on our ability to continue to enhance our existing products and to develop and introduce new products that satisfy increasingly sophisticated customer requirements and that keep pace with new product introductions, emerging manufacturing process technologies and other technological developments in the semiconductor industry. If we fail to anticipate or adequately respond to changes in manufacturing processes or customer requirements, or if we experience significant delays in product development, our business and operating results will be negatively affected. We cannot be certain that we will avoid difficulties that could delay or prevent the successful introduction, development and sale of new or enhanced products or that such new or enhanced products will achieve market acceptance. If we do not satisfy our delivery commitments, then we could also be exposed to litigation or claims from our customers. Any such claim could have a material negative effect on our business, which could cause our stock price to decline.

From time to time, we experience delays in the progress of certain projects, and we may continue to experience such delays in the future. Any delay or failure to achieve progress could result in damage to customer relationships and our reputation, underutilization of engineering resources or a delay in the market acceptance of our products, any of which could negatively affect our business.

Our sales cycle is unpredictable and may be more than twelve months, so we may fail to adequately adjust our expenses to anticipated revenue in any given period or meet market expectations

The license of our products typically involves a significant commitment of capital by the customer and a purchase will often be timed to coincide with a customer’s migration to a new manufacturing process. Potential customers generally commit significant resources to an evaluation of available intellectual property or intellectual property solutions and require that we expend substantial time, effort and resources to educate them about the value of our products. Despite these efforts, potential customers may select an alternate solution or delay or forego a license of our products. Once we receive and accept an order from a customer, we must commit significant resources to customizing our products for the customer’s manufacturing process. This customization is complex and time consuming and is subject to a number of risks over which we have little or no control. These risks include the customer’s alterations of its manufacturing process or the timing of its migration to a new process. Typically, this customization takes from three to six months to complete. If there are delays in product customization, our operating results could suffer. As a result, the sales cycle for our products is long, typically ranging from six to 12 months. Our ability to forecast the timing and scope of specific sales is limited.

Due to the significant dollar amounts represented by a single customer order, the timing of the receipt of an order can have a significant impact on our revenue for a particular period. Because our revenue is concentrated among a small number of customers, a decline or a delay in the recognition of revenue from one customer in a period may cause our operating results in such period to be negatively affected. The unpredictability of our sales cycle makes it difficult to plan our expenses and forecast our results of operations for any given period. If we do not correctly predict the timing of our customers’ purchases, then the amount of revenue we recognize in a given quarter could be negatively impacted, which could harm our operating results. If we fail to obtain new orders from customers or fail to collect outstanding accounts receivable our business will be negatively affected.

If we were to experience a delay in our orders, it could harm our ability to meet our forecasts or investors’ expectations for a given quarter and ultimately result in the decrease of our stock price. Further, if our sales cycle unexpectedly lengthens in general, it would negatively affect the timing of our revenue recognition, which would cause us to fail to meet market expectations and our stock price to suffer.

We face risks from foreign operations, which could reduce our operating results and harm our financial condition

Historically, a large portion of our total revenue has been revenue from outside of the United States. International revenue, primarily from Asia and Europe, represented 70% of our revenue in fiscal 2001, 86% of our revenue in fiscal 2000, and 67% in fiscal 1999. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. If our competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the U.S. dollar, then we may experience fewer orders from international customers whose business is based primarily on the less expensive currency. In addition, present or future dislocations with respect to international financial markets may materially harm our business.

Our plan to expand in international markets will result in increased costs and may not be successful, which could harm our business. We intend to continue to expand our sales and marketing activities in Asia and Europe. Our expansion of international activity involves a number of risks including:

•	the impact of possible recessions in economies outside the United States;

•	political and economic instability, including such instability related to terrorist attacks in the United States or abroad;

•	exchange rate fluctuations;

•	longer accounts receivable collection periods and greater difficulty in accounts receivable collection;

•	compliance with, and unexpected changes in regulatory requirements, which could prevent us from delivering our products into markets outside the United States;

•	reduced or limited protection for intellectual property rights;

•	export license requirements;

•	difficulties and costs of staffing and managing foreign operations; and

•	tariffs and other trade barriers and potentially adverse tax consequences.

If we are unable to sustain or increase revenue derived from international customers or minimize the foregoing risks, our business will be materially and negatively affected, which could cause our stock price to decline.

We have relied and expect to continue to rely on licenses revenues for a substantial majority of our revenue, and a decline in sales of licenses could cause our income to decline

We derive a substantial majority of all our revenue from license fees associated with the sales of our products, including support and maintenance. License fees accounted for 82% of total revenue in fiscal 2001, 84% of total revenue in fiscal 2000 and 95% of total revenue in fiscal 1999. We expect that license revenue will continue to account for a substantial portion of our revenue for the foreseeable future. We cannot be certain that we will continue to derive sufficient revenue from license revenue. If license revenue were to decline, our business would suffer in the short term, and our royalty revenue may decline in the long term as fewer semiconductors incorporate our products. Our future license revenue will depend in part on the successful development, introduction and customer acceptance of new products.

Because we rely on a relatively small number of customers for a large portion of our revenue, our revenue could decline if our existing customers do not continue to purchase and use our products

We have been dependent on a relatively small number of customers for a large portion of our revenue, although the customers comprising this group have changed from time to time. In fiscal 2001, TSMC accounted for 26% of revenue and Synopsys accounted for 12% of revenue. In fiscal 2000, TSMC accounted for 35% of revenue, Sharp accounted for 12% of revenue and NEC accounted for 10% of revenue. In fiscal 1999, NEC accounted for 25% of revenue, TSMC accounted for 19% of revenue, Conexant accounted for 14% of revenue and UMC accounted for 13% of revenue. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future. The companies considered to be our major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs produced that utilize our products.

None of our customers has a written agreement with us that obligates it to license future generations of products or new products from us, and we cannot be certain that any customer will license intellectual property components from us in the future. In addition, we cannot be certain that any of our customers will produce products incorporating our technology or that, if such production occurs, they will generate significant royalty revenue. If one or more of our major customers stops licensing our products, reduces their orders, fails to pay license or royalty fees due or does not produce products containing our intellectual property components, then our operating results could be materially and negatively affected.

We face numerous risks in successfully obtaining orders from customers on terms consistent with our business model, including, among others, the lengthy and expensive process of building a relationship with a potential customer before reaching an agreement with such party to license our products; persuading large semiconductor manufacturers to work with, to rely for critical technology on, and to disclose proprietary information to a smaller company, such as ours, and persuading potential customers to bear certain development costs associated with development of customized components. There are a relatively limited number of semiconductor manufacturers to which we can license our technology in a manner consistent with our business model and we cannot be certain that such manufacturers will rely on merchant intellectual property components or adopt our products.

If we lose any of our key personnel or are unable to attract, train and retain qualified personnel, our ability to manage our business and continue our growth would be negatively impacted

Our success depends in large part on the continued contributions of our key management, engineering, sales and marketing personnel, many of whom are highly skilled and would be difficult to replace. None of our senior management or key technical personnel is bound by a written employment contract to remain with us for a specified period. In addition, we do not currently maintain key man life insurance covering our key personnel.

Our success also depends on our ability to attract, train and retain highly skilled managerial, engineering, sales, marketing and finance personnel and on the abilities of new personnel to function effectively, both individually and as a group. Our senior management team consisted of persons as of 11 persons as of September 30, 2001, four of whom were hired after September 30, 2000. Our sales and support staff consisted of 14 persons as of September 30, 2001, four of whom were hired after September 30, 2000. If we are unable to effectively integrate and utilize newly hired management, sales or engineering personnel, the execution of our business strategy may be impeded and our business could suffer. Competition for personnel is intense, and we cannot be certain that we will be successful in attracting and retaining effective personnel. If we lose the services of any key personnel, are unable to attract or retain qualified personnel in the future or experience delays in the integration of new personnel, our business and operations will suffer.

Our historical growth and recent acquisitions have placed a significant strain on our management systems and resources and we may be unable to effectively control our costs and implement our business strategies as a result

Our ability to license our products and manage our business successfully in a rapidly evolving market requires an effective planning and management process. Our historical growth and our acquisition of certain assets and personnel from Synopsys in January 2001 have placed, and are expected to continue to place, a significant strain on our managerial, operational and financial resources. As of September 30, 2001, we had 163 employees or full-time equivalents. Our customers rely heavily on our technological expertise in designing, testing and manufacturing products incorporating our intellectual property components. Relationships with new customers generally require significant engineering support. As a result, any increase in the demand for our products will increase the strain on our personnel, particularly our engineers. Our financial and management controls, reporting systems and procedures are also limited. We have recently implemented some new controls, systems and procedures. However, our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis. If we fail to do so, our business could be harmed. We cannot be certain that our systems, procedures and controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to implement our business plan. We also cannot be sure that our revenue will continue to grow at a sufficient rate to absorb the costs associated with our increased personnel.

If we are not able to effectively integrate and develop operations relating to our acquisition of certain assets of Synopsys’ physical library business, our business will suffer

We continue to integrate the workforce and operations relating to the acquired assets of the physical library business of Synopsys into our organizational structure and work towards the effective utilization of the additional workforce. We face various risks as a result of this acquisition including, but not limited to, difficulty in combining the technology, operations or work force of the physical library business; difficulty in realizing the potential financial or strategic benefits of the acquisition; substantial unanticipated integration costs; and disruption of our ongoing business. If we are not able to successfully develop and commercially exploit the assets acquired, our business will be negatively affected in future periods, which may cause our stock price to decline. In addition, if the value of other intangible assets acquired becomes impaired, we may be required to write down the value of such assets, which would negatively affect our financial results. If our efforts to refocus the physical library business and integrate it with our existing business are not successful, our future revenues and operating results could be negatively affected, which could cause our stock price to decline.

Our acquisition of certain assets of Synopsys’ physical library business will make planning and predicting our future growth rates and operating results more difficult

Our acquisition of certain assets of Synopsys’ physical library business may reduce our revenue growth rate and make prediction of our future revenues, costs and expenses and operating results more difficult. In fiscal 2001, the acquisition has resulted in a significant increase in our costs and expenses relating primarily to the increased headcount and amortization of goodwill and other intangibles associated with the acquisition.

We expect the strategic and operational integration of Synopsys’ physical library business to make prediction of our future revenues, costs and expenses and operating results more difficult because our results of operations in future periods will reflect an expanded workforce and research and development effort. Due to the acquisition, we may not be able to accurately predict:

•	how the combined business will evolve;

•	the possible impairment of relationships with employees and customers as a result of the integration of the combined businesses;

•	the impairment of goodwill resulting from the acquisition; and

•	the effect of new accounting standards or policy changes directed by the Financial Accounting Standard Board or other regulatory body on future operating results.

If we are not able to preserve the value of the intellectual property included in our products, our business will suffer

We rely primarily on a combination of nondisclosure agreements and other contractual provisions and patent, trademark, trade secret and copyright law to protect our proprietary rights. If we fail to enforce our patents, trademarks or copyrights or to protect our trade secrets, our business could suffer, which could cause our stock price to decline. We cannot be certain that our intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged.

In certain instances, we have elected to rely on trade secret law rather than patent law to protect our proprietary technology. However, trade secrets are difficult to protect. We protect our proprietary technology and processes, in part, through confidentiality agreements with our employees and customers. We cannot be certain that these contracts have not and will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. In addition, effective trade secret protection may be unavailable or limited in certain foreign countries.

A protracted infringement claim or a significant damage award would adversely impact our operating results

Substantial litigation and threats of litigation regarding intellectual property rights exist in our industry. We expect that third party intellectual property components may be increasingly subject to third party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We are not aware of any valid proprietary rights of third parties that our products infringe. From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to our business. We cannot be certain that we would ultimately prevail in any such dispute or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Infringement claims, regardless of the outcome, could:

•	result in substantial cost to us;

•	divert our management’s attention and resources;

•	be time consuming to defend;

•	result in substantial damage awards;

•	cause product shipment delays; or

•	require us to seek to enter into royalty or other licensing agreements.

Any infringement claim or other litigation against or by us could have a material negative affect on our business, which could cause our stock price to decline.

In any potential dispute involving our intellectual property, our customers and strategic partners could also become the target of litigation. This could trigger our technical support and indemnification obligations in our license agreements which could result in substantial expense to us. In addition to the time and expense required for us to supply such support or indemnification to our customers and strategic partners, any such litigation could severely disrupt or shut down the business of our customers and strategic partners, which in turn could hurt our relations with our customers and strategic partners and cause licenses for our products to decrease.

Defects in our proprietary technologies and intellectual property components could decrease our revenue and our competitive market share

If the intellectual property components we provide to a customer contain defects that increase our customer’s cost of goods sold and time to market, these defects could significantly decrease the market acceptance of our intellectual property components. Any actual or perceived defects with our products may also hinder our ability to attract or retain industry partners or customers, leading to a decrease in our revenue. These defects are frequently found during the period following introduction of new proprietary technologies or enhancements to existing proprietary technologies. Our intellectual property components may contain errors not discovered until after customer utilization of the intellectual property components provided by us. If our products contain errors or defects, it could require us to expend significant resources to alleviate these problems, which could result in the diversion of technical and other resources from our other development efforts.

Our future capital needs may require that we seek additional debt or equity funding which, if not available, could cause our business to suffer

We intend to continue to invest heavily in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including:

•	the costs and timing of expansion of product development efforts and the success of these development efforts;

•	the costs and timing of expansion of sales and marketing activities;

•	the extent to which our existing and new products gain market acceptance;

•	competing technological and market developments;

•	the costs involved in maintaining and enforcing patent claims and other intellectual property rights;

•	the level and timing of license and royalty revenue; and

•	available borrowings under line of credit arrangements and other factors.

We believe that our current cash and investment balances and any cash generated from operations and from available or future debt financing will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, from time to time, we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot be certain that such funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. If we fail to raise capital when needed, our business will be negatively affected, which could cause our stock price to decline.

Our common stock will likely be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, and those fluctuations may prevent our stockholders from reselling our common stock at a profit

The trading price of our common stock has in the past been and could in the future be subject to significant fluctuations in response to:

•	quarterly variations in our results of operations;

•	announcements regarding our product developments;

•	announcements of technological innovations or new products by us, our customers or competitors;

•	release of reports by securities analysts;

•	sales or the perception in the market of possible sales of a large number of shares of our common stock by our directors, officers, employees or principal stockholders;

•	changes in security analysts’ recommendations; and

•	developments or disputes concerning patents or proprietary rights or other events.

If our revenues and results of operations are below the expectations of public market securities analysts or investors, then significant fluctuations in the market price of our common stock could occur. In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies and which often are unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has occurred against that company. Such litigation could result in substantial costs and would at a minimum divert management’s attention and resources, which could have a material negative effect on our business, which could further reduce our stock price. Any adverse decision in such litigation could also subject us to significant liabilities.

Our charter documents and Delaware law contain provisions that may inhibit potential acquisition bids, which may adversely affect the market price of our common stock, discourage merger offers or prevent changes in our management.

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of such shares without any further vote or action by our stockholders. If we issue any of these shares of preferred stock in the future, the rights of holders of our common stock may be negatively affected. If we issue preferred stock, a change of control of our company could be delayed, deferred or prevented. We have no current plans to issue shares of preferred stock.

Section 203 of the Delaware General Corporation Law restricts certain business combinations with any “interested stockholder” as defined by that statute. In addition, our certificate of incorporation and bylaws contain certain other provisions that may have the effect of delaying, deferring or preventing a change of control. These provisions include:

•	cumulative voting for the election of directors;

•	the elimination of actions by written consent of stockholders; and

33

•	the establishment of an advance notice procedure for stockholder proposals and director nominations to be acted upon at annual meetings of the stockholders.

These provisions are designed to encourage potential acquirors to negotiate with our board of directors and give our board of directors an opportunity to consider various alternatives to increase stockholder value. These provisions are also intended to discourage certain tactics that may be used in proxy contests. However, the issuance of preferred stock, our charter and bylaw provisions or restrictions from Section 203 could discourage potential acquisition proposals and could delay or prevent a change in control, which may adversely affect the market price of our stock. Such provisions may also have the effect of preventing changes in our management.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the independent accountants’ report appear on pages F-1 through F-20 of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item concerning the our directors is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in Artisan Components’s definitive proxy statement relating to the Annual Meeting of Stockholders to be filed by Artisan Components with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Business—Executive Officers” and certain other information required by this item is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in Artisan Components’s definitive proxy statement for its 2002 annual stockholders’ meeting.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section captioned “Executive Compensation and Other Matters” contained in Artisan Components’s definitive proxy statement for its 2002 annual stockholders’ meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the sections captioned “Record Date and Principal Share Ownership” contained in Artisan Components’s definitive proxy statement for its 2002 annual stockholders’ meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the sections captioned “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” contained in Artisan Components’s definitive proxy statement for its 2002 annual stockholders’ meeting.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements

The following financial statements are incorporated by reference in Item 8 of this Report:

(a)(2)	Financial Statement Schedules

Description	Page
Schedule II—Valuation and Qualifying Accounts and Reserves	S-1

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or

(a)(3)	Exhibits

Number	Description of Exhibit

2.1(5)	Asset Purchase Agreement by and among Registrant and Synopsys, Inc., dated December 4, 2001.

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

4.1(1)	First Amended and Restated Registration Rights Agreement dated December 17, 1996 by and among the Registrant and the Shareholders named therein.

4.2(5)	Securities Rights and Restrictions Agreement by and among Registrant and Synopsys, Inc., dated January 1, 2001.

10.1(1)	Form of Indemnification Agreement for directors and executive officers.

10.2(1)	1993 Stock Option Plan and form of agreement thereunder.

10.3(1)	1997 Employee Stock Purchase Plan.

10.4(1)	1997 Director Stock Option Plan.

10.5(1)	Lease Agreement dated June 16, 1997 between Registrant, Richard Bowling and Katherine Bowling for 1195 Bordeaux Drive, Sunnyvale, California office.

10.6(3)	Form of License Agreement.

10.7(2)(3)	License Agreement dated as of November 30, 1997 between the Registrant and Taiwan Semiconductor Manufacturing Corporation, as amended.

10.7.1(2)(7)	Amendment dated September 30, 1999 to License Agreement dated as of November 30, 1997 between the Registrant and Taiwan Semiconductor Manufacturing Corporation, as amended.

10.7.2(2)(7)	Amendment dated June 30, 2000 to License Agreement dated as of November 30, 1997 between the Registrant and Taiwan Semiconductor Manufacturing Corporation, as amended.

36

10.8(4)	Commercial Lease Agreement dated December 1, 1999 by and between the Registrant and The Dai-Tokyo Fire and Marine Insurance Co., Ltd.

10.9(7)	Consulting Agreement dated July 21, 2000 between the Registrant and Leon Malmed.

10.10(7)	Severance Agreement dated September 11, 2000 between the Registrant and Joy E. Leo.

10.11(2)(6)	Master License Agreement dated February 28, 2001 between the Registrant and National Semiconductor Corporation.

10.12(6)	Severence Agreement dated June 7, 2001 between the Registrant and Harry Dickenson.

10.13	Sublease Agreement dated August 22, 2001 between the Registrant and Globalcenter Inc. and Global Crossing North America for 141 Caspian Ct., Sunnyvale, California office.

10.14(8)	2000 Supplemental Stock Option Plan and form of agreements thereunder.

21.1(3)	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.

24.1	Power of Attorney (see page 38).

(1)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 333-41219) which was declared effective on February 2, 1998.

(2)	Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

(3)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 333-50243) which was declared effective on April 29, 1998.

(4)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 333-50243) which was declared effective on April 29, 1998.

(5)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K (No. 000-23649) on September 15, 2000.

(6)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (No. 000-23649) on August 14, 2001.

(7)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (No. 000-23649) on December 22, 2000.

(8)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-53106) on January 2, 2001.

(b)	Reports on Form 8-K

The Registrant did not file any reports on Form 8-K during the three months ended September 30, 2001. 37

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTISAN COMPONENTS, INC. By: /s/ Mark R. Templeton —————————————— Mark R. Templeton President, Chief Executive Officer and Director

By: /s/ Joy E. Leo —————————————— Joy E. Leo Vice President, Finance and Administration, Chief Financial Officer, and Secretary

Dated: December 11, 2001

POWER OF ATTORNEY

Know All Men By These Presents, that each person whose signature appears below constitutes and appoints Mark R. Templeton and Joy E. Leo, jointly and severally, his or her attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ MARK R. TEMPLETON ———————————— (Mark R. Templeton)	President and Chief Executive Officer, Director (Principal Executive Officer)	December 11, 2001

/S/ JOY E. LEO ———————————— (Joy E. Leo)	Vice President, Finance and Administration, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	December 11, 2001

/S/ SCOTT T. BECKER ———————————— (Scott T. Becker)	Chief Technology Officer and Director	December 11, 2001

/S/ LUCIO L. LANZA ———————————— (Lucio L. Lanza)	Chairman of the Board of Directors	December 11, 2001

/S/ LEON MALMED ———————————— (Leon Malmed)	Director	December 11, 2001

/S/ MORIO KUROSAKI ———————————— (Morio Kurosaki)	Director	December 11, 2001

38

EXHIBIT INDEX

Number	Description of Exhibit

2.1(5)	Asset Purchase Agreement by and among Registrant and Synopsys, Inc., dated December 4, 2001.

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

4.1(1)	First Amended and Restated Registration Rights Agreement dated December 17, 1996 by and among the Registrant and the Shareholders named therein.

4.2(5)	Securities Rights and Restrictions Agreement by and among Registrant and Synopsys, Inc., dated January 1, 2001.

10.1(1)	Form of Indemnification Agreement for directors and executive officers.

10.2(1)	1993 Stock Option Plan and form of agreement thereunder.

10.3(1)	1997 Employee Stock Purchase Plan.

10.4(1)	1997 Director Stock Option Plan.

10.5(1)	Lease Agreement dated June 16, 1997 between Registrant, Richard Bowling and Katherine Bowling for 1195 Bordeaux Drive, Sunnyvale, California office.

10.6(3)	Form of License Agreement.

10.7(2)(3)	License Agreement dated as of November 30, 1997 between the Registrant and Taiwan Semiconductor Manufacturing Corporation, as amended.

10.7.1(2)(7)	Amendment dated September 30, 1999 to License Agreement dated as of November 30, 1997 between the Registrant and Taiwan Semiconductor Manufacturing Corporation, as amended.

10.7.2(2)(7)	Amendment dated June 30, 2000 to License Agreement dated as of November 30, 1997 between the Registrant and Taiwan Semiconductor Manufacturing Corporation, as amended.

10.8(4)	Commercial Lease Agreement dated December 1, 1999 by and between the Registrant and The Dai-Tokyo Fire and Marine Insurance Co., Ltd.

10.9(7)	Consulting Agreement dated July 21, 2000 between the Registrant and Leon Malmed.

10.10(7)	Severance Agreement dated September 11, 2000 between the Registrant and Joy E. Leo.

10.11(2)(6)	Master License Agreement dated February 28, 2001 between the Registrant and National Semiconductor Corporation.

10.12(6)	Severence Agreement dated June 7, 2001 between the Registrant and Harry Dickenson.

10.13	Sublease Agreement dated August 22, 2001 between the Registrant and Globalcenter Inc. and Global Crossing North America for 141 Caspian Ct., Sunnyvale, California office.

10.14(8)	2000 Supplemental Stock Option Plan and form of agreements thereunder.

21.1(3)	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.

24.1	Power of Attorney (see page 38).

(1)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 333-41219) which was declared effective on February 2, 1998.

(2)	Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

(3)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 333-50243) which was declared effective on April 29, 1998.

(4)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 333-50243) which was declared effective on April 29, 1998.

(5)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K (No. 000-23649) on September 15, 2000.

(6)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (No. 000-23649) on August 14, 2001.

(7)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (No. 000-23649) on December 22, 2000.

(8)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (No. 333-53106) on January 2, 2001.

FINANCIAL STATEMENT INDEX

F-1

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Artisan Components, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present s fairly, in all material respects, the financial position of Artisan Components, Inc. and its subsidiary at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
October 15, 2001

ARTISAN COMPONENTS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)

	September 30,
	2001	2000
ASSETS
Current Assets:
Cash and cash equivalents	$ 31,592	$33,278
Marketable securities	10,737	20,738
Contract receivables, net of allowance for doubtful
accounts of $655 and $285 at September 30, 2001
and 2000, respectively	6,292	7,722
Prepaid expenses and other current assets	1,545	1,129
Deferred tax asset, current portion	—	2,443

Total current assets	50,166	65,310
Property and equipment, net	4,422	4,809
Deferred tax asset	—	1,608
Goodwill and other intangible assets, net	17,979	—
Other assets	459	203

Total assets	$ 73,026	$71,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 5,322	$ 3,152
Deferred revenue, current portion	3,630	4,590

Total current liabilities	8,952	7,742
Deferred revenue	173	117
Other liabilities	516	617

Total liabilities	9,641	8,476

Commitments (Note 6)
Stockholders’ Equity
Common Stock, $0.001 par value;
Authorized: 50,000;
Issued and outstanding: 16,487 and 14,730
shares at September 30, 2001 and 2000,
respectively	16	15
Additional paid in capital	73,511	59,609
Retained earnings (accumulated deficit)	(10,142)	3,830

Total stockholders’ equity	63,385	63,454

Total liabilities and stockholders’ equity	$ 73,026	$71,930

The accompanying notes are an integral part of these consolidated financial statements. F-3

ARTISAN COMPONENTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

	Year Ended September 30,
	2001	2000	1999
Revenue:
License	$ 21,136	$ 17,042	$ 14,138
Net royalty	4,621	3,250	729

Total revenue	25,757	20,292	14,867

Costs and expenses:
Cost of revenue	5,971	5,462	5,957
Product development	12,438	6,837	4,631
Sales and marketing	6,510	6,999	5,105
General and administrative	3,371	2,324	2,599
In process research and development	2,441	—	—
Amortization of acquired technology	1,192	—	—
Amortization of goodwill and other
intangible assets	4,864	—	—

Total costs and expenses	36,787	21,622	18,292

Operating loss	(11,030)	(1,330)	(3,425)
Interest and other income	1,226	2,945	2,024

Income (loss) before provision (benefit) for income
taxes	(9,804)	1,615	(1,401)
Provision (benefit) for income taxes	4,168	533	(858)

Net income (loss)	$(13,972)	$ 1,082	$ (543)

Basic net income (loss) per share	$ (0.88)	$ 0.08	$ (0.04)

Diluted net income (loss) per share	$ (0.88)	$ 0.07	$ (0.04)

Shares used in computing:
Basic net income (loss) per share	15,965	14,334	13,569

Diluted net income (loss) per share	15,965	15,456	13,569

The accompanying notes are an integral part of these consolidated financial statements. F-4

ARTISAN COMPONENTS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001 (IN THOUSANDS)

	Common Stock		Additional Paid In	Retained Earnings/ (Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at September 30, 1998	13,368	$13	$52,235	$ 3,291	$ 55,539
Options exercised	372	1	798	—	799
Common Stock issued pursuant to employee stock purchase plan	169	—	806	—	806
Compensation expense related to options granted	—	—	87	—	87
Tax benefit arising from disqualifying dispositions of stock options	—	—	432	—	432
Net loss	—	—	—	(543)	(543)

Balance at September 30, 1999	13,909	14	54,358	2,748	57,120
Options exercised	651	1	2,604	—	2,605
Common Stock issued pursuant to employee stock purchase plan	169	—	888	—	888
Compensation expense related to options granted	—	—	56	—	56
Tax benefit arising from disqualifying dispositions of stock options	—	—	1,703	—	1,703
Net income	—	—	—	1,082	1,082

Balance at September 30, 2000	14,730	15	59,609	3,830	63,454
Options exercised	158	1	973	—	974
Common Stock issued pursuant to employee stock purchase plan	149	—	978	—	978
Common Stock issued in connection with the acquisition of the Physical
Library Business of Synopsys, Inc.	1,450	—	11,509	—	11,509
Compensation expense related to options granted	—	—	8	—	8
Tax benefit arising from disqualifying dispositions of stock options	—	—	434	—	434
Net loss	—	—	—	(13,972)	(13,972)

Balance at September 30, 2001	16,487	$16	$73,511	$(10,142)	$ 63,385

The accompanying notes are an integral part of these consolidated financial statements. F-5

ARTISAN COMPONENTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended September 30,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(13,972)	$ 1,082	$ (543)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	8,552	2,711	2,359
Loss (gain) on sale of fixed assets	18	(89)	(78)
Provision for doubtful accounts	370	—	394
Compensation expense related to options granted	8	56	87
Tax benefit related to disqualified disposition	434	1703	432
In process research and development	2,441	—	—
Changes in assets and liabilities:
Contract receivables, net	1,060	(1)	(3,063)
Deferred revenue	(2,217)	945	2,788
Prepaid expenses and other current assets	179	128	(58)
Other assets	(256)	122	—
Deferred taxes	4,053	(3,444)	(1,180)
Accounts payable and accrued liabilities	1,637	378	1,206
Long-term liabilities	398	—	—

Net cash provided by operating activities	2,705	3,591	2,344

Cash flows from investing activities:
Purchase of property and equipment	(1,863)	(1,369)	(3,092)
Proceeds from sale of property and equipment	50	120	120
Acquisition of the Physical Library Business of Synopsys,
net of cash acquired	(14,530)	—	—
Purchase of marketable securities	(40,424)	(43,079)	(49,443)
Proceeds from sale of marketable securities	50,425	55,289	27,183

Net cash provided by/used in investing activities	(6,342)	10,961	(25,232)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,951	3,493	1,605

Net cash provided by financing activities	1,951	3,493	1,605

Net increase (decrease) in cash and cash equivalents	(1,686)	18,045	(21,283)
Cash and cash equivalents, beginning of year	33,278	15,233	36,516

Cash and cash equivalents, end of year	$ 31,592	$ 33,278	$ 15,233

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Fixed asset acquisitions in exchange for accounts
payable	$ 34	$ 18	$ 24
Issuance of common stock and assumption of obligations in
connection with the acquisition of the
Physical Library Business of Synopsys	$ 12,859	$ —	$ —
CASH PAID FOR:
Income taxes	$ 393	$ 566	$ 2

The accompanying notes are an integral part of these consolidated financial statements. F-6

ARTISAN COMPONENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Artisan Components, Inc. (“Artisan” or the “Company”) is a leading developer of high performance, high density and low power embedded memory, standard cell and input/output (“I/O”) intellectual property (“IP”) components for the design and manufacture of complex integrated circuits (“ICs”). The Company licenses its products to semiconductor manufacturers and fabless semiconductor companies for the design of ICs used in complex, high volume applications, such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all inter-company transactions. The Company’s fiscal year ends September 30. Certain prior year balances have been changed to conform with current year presentation.

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

Revenue and Cost of Revenue

Revenue consists of license fees and net royalties. License fees are received under the terms of license agreements with customers to provide the Company’s IP component products which are customized to each customer’s manufacturing process. IP component products consist of data and/or software and related documentation that enable a customer to design and manufacture complex ICs. The software, if any, included in the Company’s IP component products is incidental. The purpose of the license is to permit the customer to use the Company’s IP in connection with the design and manufacture of the customers’ products. The customization of the IP component products generally takes up to six months to complete and the customer obtains license rights to the in-process customization as well as the completed customization. Under the terms of a typical license agreement, a portion of the license fees are paid on signing of the agreement with the final payment due within 30 to 60 days after the completion of customization. The Company warrants that the licensed products shall be free from defects and conform to customer’s specifications. In addition, the Company generally provides telephonic and e-mail support to its customers through the warranty period, which is typically 90 days from the date of delivery of the licensed product. Customers are also able to purchase support and maintenance contracts that provide for a continuation of the telephonic and e-mail support mentioned above. No upgrades or modifications to the licensed product are provided under these contracts. Other than warranty and ongoing product support, the Company has no further obligations subsequent to completion of the customization, which generally takes three to six months. Revenue from license fees is recognized based on the percentage of completion method over the period that the Company completes customization for the majority of the Company’s contracts. If the amount of revenue recognized exceeds the amount of a customer’s initial payment, the excess amount is carried as an unbilled contract receivable. If the initial billing exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined.

Royalty revenue is calculated based on unit sales by manufacturers of ICs containing the Company’s IP. License agreements dictate royalty reporting by each customer on either a per-chip or per-wafer basis. Of the royalties reported, the Company recognizes a portion as net royalty revenue and a portion is reserved for the customer to use toward license purchases from the Company.

Cost of license revenue, primarily comprised of salaries and benefits of employees assigned to customization contracts as well as depreciation and amortization of equipment and software used in the development of the Company’s products, is allocated based on the amount of time devoted to each contract by the employees and includes an accrual for warranty and product support costs.

Product Development

Product development expenses are charged to operations as incurred.

Earnings Per Share (“EPS”)

Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”). Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the exercise of stock options and warrants for all periods. Dilutive potential common shares are not included during periods in which the Company experienced a net loss, as the impact would be anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents in accounts with three major financial institutions.

The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, contract receivables, accounts payable and accrued expenses approximate fair value due to their short maturities.

Marketable Securities

Marketable securities are classified as available-for-sale securities and are carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in stockholders’ equity. As of September 30, 2001 and 2000, unrealized gains or losses were immaterial. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over their respective estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their respective estimated useful lives or the terms of their respective leases. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in results from operations. Repairs and maintenance costs are expensed as incurred.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Stock Based Compensation

Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for employee stock options under Accounting Principles Board Opinion (“APB”) No. 25 and follows the disclosure-only provisions of SFAS 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the estimated fair value of the Company’s shares and the exercise price of options to purchase that stock.

Comprehensive Income

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments of contributions by stockholders. The unrealized gains and losses on marketable securities are comprehensive income items applicable to the Company. The effect of such items was immaterial to all periods presented.

Recent Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities.” The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In July, 1999, FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date for FASB NO. 133.” SFAS No. 137 deferred the effective date of SFAS No. 133 until the first fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 “Accounting for Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133.” SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency translations and intercompany derivatives. The Company does not currently hold derivative instruments or engage in hedging activities. The adoption of SFAS No. 133, as amended by SFAS No. 137 and 138, on October 1, 2000 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 provides guidance on applying GAAP to revenue recognition issues in financial statements. The adoption of SAB 101 on October 1, 2000 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2001, the FASB issued two statements, SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 “Business Combinations.” All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, “Intangible Assets.” It changes the accounting for goodwill from an amortization method to an impairment only approach. The provision of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company is still evaluating the impact of adopting these pronouncements on its results of operations.

In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations. SFAS No.” SFAS No. 143 requires, among other things, retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element must be expensed using a systematic and rational method over its useful life. The adoption of SFAS No. 143 is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is required to be applied starting with fiscal years beginning after December 12, 2001. SFAS 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS 144 is not expected to have a significant impact on the Company’s financial statements.

NOTE 3. ACQUISITION OF PHYSICAL LIBRARY BUSINESS OF SYNOPSYS

On January 4, 2001, the Company completed the acquisition of certain assets of Synopsys’ physical library business (“Physical Library Business”) for $27.4 million including $14.5 in cash, 1,450,000 shares of the Company’s common stock valued at $11.5 million and assumption of obligations of $1.4 million.

The transaction was accounted for under the purchase method of accounting, in accordance with Accounting Principles Board Opinion (“APB”) No. 16. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition.

The Company’s allocation of the aggregate purchase price is based on management’s analysis and estimates of the fair value of the tangible assets and intangible assets of the Physical Library Business as follows (in thousands):

	Amount	Useful lives (years)
Tangible assets acquired	$ 914	1-3
Identifiable intangibles acquired
In-process research and development	2,441	N/A
Existing technology	4,766	3
Noncompete agreements	376	2
Acquired workforce	1,368	3
Goodwill and other intangible assets	17,525	3

Net assets acquired	$27,390

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

The following unaudited pro forma financial information has been prepared as if the acquisition had occurred at the beginning of the periods presented. Net revenue, net loss and net loss per share data for the fiscal years ended September 30, 2001 and 2000 are based on the respective historical financial statements of the Company and the Physical Library Business and reflect the consolidated results of operations, including amortization of the resulting goodwill and other intangible assets. The pro forma data excludes the charge for in-process research and development. The pro forma financial data presented are not necessarily indicative of the Company’s results of operations that might have occurred had the transaction been completed at the beginning of the periods specified, and do not purport to represent what the Company’s consolidated results of operations might be for any future period.

	Fiscal Year Ended September 30,
	2001	2000
($ In Thousands, except per share data)
(unaudited)
Net revenue	$ 26,216	$ 24,581
Net loss	$(15,651)	$(12,921)
Basic and diluted net loss per share	$ (0.96)	$ (0.82)
Shares used in basic and diluted net loss per share
calculation	16,342	15,784

NOTE 4. BUSINESS RISKS AND CREDIT CONCENTRATION

The Company operates in an intensely competitive industry that has been characterized by rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could affect operating results adversely.

The Company markets and sells its technology to a narrow base of customers and generally does not require collateral. At September 30, 2001, two customers accounted for 56% and 12% of gross contract receivables. At September 30, 2000, three customers accounted for 48%, 14% and 10% of gross contract receivables. Gross contract receivables include unbilled receivables.

As of September 30, 2001, the Company’s cash and cash equivalents were deposited with three major financial institutions in the form of demand deposits, money market accounts, corporate bonds, certificates of deposit and commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk comprise principally cash and cash equivalents, marketable securities and contract receivables. The Company invests its excess cash primarily in high-quality corporate debt instruments that mature within one year.

NOTE 5. BALANCE SHEET DETAIL (in thousands)

MARKETABLE SECURITIES

Marketable securities, classified as available-for-sale securities, included the following (in thousands):

	September 30,
	2001	2000
Corporate bonds and notes	$ 6,018	$11,939
Commercial paper	4,719	6,901
Certificates of deposit	—	1,898

Marketable securities	$10,737	$20,738

All short-term investments have maturities of less than one year from the respective balance sheet date. The cost of marketable securities approximates fair value of the securities and there are no material unrealized holding gains or losses.

CONTRACT RECEIVABLES

Contract receivables were composed of the following:

	September 30,
	2001	2000
Accounts receivable	$ 6,331	$ 5,817
Unbilled contract receivables	616	2,190

Gross contract receivables	6,947	8,007
Allowance for doubtful accounts	(655)	(285)

Contract receivables, net	$ 6,292	$ 7,722

PROPERTY AND EQUIPMENT

Property and equipment were composed of the following:

	September 30,
	2001	2000
Computer equipment and software	$ 9,845	$ 9,237
Office furniture	1,556	820
Leasehold improvements	2,763	2,564

Property and equipment	14,164	12,621
Accumulated depreciation and amortization	(9,742)	(7,812)

Property and equipment, net	$ 4,422	$ 4,809

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets were composed of the following:

	September 30,
	2001	2000
Goodwill and other intangible assets	$ 17,525	$—
Existing technology	4,766	—
Acquired workforce	1,368	—
Non-compete agreement	376	—

Goodwill and other intangible assets	$ 24,035	$—
Accumulated amortization	(6,056)	—

Goodwill and other intangible assets, net	$ 17,979	$—

F-12

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were composed of the following (in thousands):

	September 30,
	2001	2000
Accounts payable	$ 172	$ 240
Accrued expenses	2,984	1,371
Accrued compensation	1,540	839
Accrued warranty	127	203
Deferred taxes	499	499

Accounts payable and accrued expenses	$5,322	$3,152

NOTE 6. COMMITMENTS

The following table represents the future minimum annual lease payments of the Company as of September 30, 2001:

Fiscal 2002	$ 1,789
Fiscal 2003	2,231
Fiscal 2004	2,407
Fiscal 2005	1,930
Fiscal 2006 and thereafter	6,043

Total minimum annual lease payments	$14,400

The Company rents its office facility in Sunnyvale under a noncancelable operating lease that expires in 2008. Under the terms of the lease, the Company issued a letter of credit in the amount of $284,000, representing the security deposit. Under the terms of the lease, the Company is responsible for a proportionate amount of taxes, insurance and common area maintenance costs.

The Company continues to lease its previous office facility in Sunnyvale under a non-cancelable lease that expires in 2004. The Company is actively seeking a sub-tenant for this building. As a result of this continuing lease obligation, the Company has accrued a loss of $906,000 representing the committed lease payments net of the estimated sublease income, the net book value of leasehold improvements of the building and the estimated commission expenses relating to the sublease. Should rental rates continue to decrease or should it take longer than expected to sublease this facility, the actual loss could exceed this estimate.

The Company continues to lease a facility for its sales office in Tokyo, Japan. The lease term is 24 months and expires in November 2001. The Company plans to continue leasing this facility through February 2002 and then to find an alternative suitable facility.

Net rent expense was $783,000, $625,000 and $524,000 for fiscal 2001, 2000 and 1999, respectively.

NOTE 7. STOCKHOLDERS’ EQUITY

Authorized Preferred Stock

The Company is authorized to issue 5,000,000 shares of undesignated preferred stock, $0.001 par value per share, of which no shares were issued and outstanding as of September 30, 2001 and 2000. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company’s stockholders.

Stock Option Plans

The Company had reserved 5,723,350 shares of its Common Stock under its 1993 Stock Option Plan, as amended (the “1993 Plan”) for issuance upon the exercise of incentive and nonstatutory stock options to employees, directors and consultants as of September 30, 2001. The 1993 Plan expires in 2003. The 1993 Plan provides for an automatic annual increase in the number of shares reserved for issuance thereunder commencing on October 1, 2000 in an amount equal to the lesser of (i) 1,000,000 shares, (ii) 5% of the outstanding shares on such date or (iii) such amount as determined by the Board of Directors. Pursuant to such mechanism, on October 1, 2001, the number of shares reserved for issuance under the 1993 Plan was increased by 824,374 shares to a total of 6,547,724. On October 1, 2000, the number of shares reserved for issuance under the 1993 Plan was increased by 736,489 shares to a total of 5,723,350. On October 1, 1999, the number of shares reserved for issuance under the 1993 Plan was increased by 695,465 shares to a total of 4,986,861. Incentive stock options may be granted with exercise prices of no less than fair market value, and non-statutory stock options may be granted with exercise prices of no less than 85% of the fair market value of the common stock on the grant date, as determined by the Board of Directors. Options become exercisable as determined by the Board of Directors but generally at a rate of 25% after the first year and 6.25% each quarter thereafter. Options expire as determined by the Board of Directors but not more than ten years after the date of grant. At September 30, 2001, options to purchase a total of 3,482,574 shares of Common Stock were outstanding under the 1993 Plan.

In November 1997, the Company adopted the 1997 Director Option Plan (the “Director Plan”). The Director Plan provides for the granting of options of up to 200,000 shares of Common Stock of the Company. The option grants under the Director Plan are automatic and nondiscretionary, and the exercise price of the options is 100% of the fair market value of the Company’s Common Stock on the date of grant. The Director Plan provides for an initial grant of options to purchase 25,000 shares of Common Stock to each new non-employee director. In addition, each non-employee director will automatically be granted an option to purchase 5,000 shares of Common Stock annually. Options granted under the Director Plan become exercisable over a four year period with the 25,000 share grants vesting one-fourth on the first anniversary of the date of grant and then monthly thereafter and the 5,000 share grants vesting monthly. The Director Plan does not provide for automatic increases in the shares reserved for issuance thereunder. At September 30, 2001, options to purchase a total of 95,000 shares of Common Stock were outstanding under the Director Plan. The Director Plan expires in February 2008.

In December 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”) for issuance upon the exercise of nonstatutory stock options to employees and consultants, other than officers of the Company and members of the Board of Directors of the Company. The 2000 Plan provides for granting of options of up to 1,000,000 shares of Common Stock of the Company. The 2000 Plan expires in 2010. The 2000 Plan does not provide for automatic increases in the shares reserved for issuance thereunder. At September 30, 2001, options to purchase a total of 886,188 shares of Common Stock were outstanding under the 2000 Plan.

Activity under the 1993 Plan, the Director Plan and the 2000 Plan was as follows (in thousands except per share data):

	Shares Available For Grant	No. of Shares	Outstanding Price per Share	Total	Weighted Average Exercise Price Per Share
Balance at September 30, 1998	1,296	2,201		$ 10,868	$ 4.94

Granted	(771)	771	$5.00-$12.50	5,096	$ 6.62
Exercised	—	(372)	$0.01-$7.00	(799)	$ 2.15
Canceled	216	(216)	$0.25-$7.00	(1,120)	$ 5.18

Balance at September 30, 1999	741	2,384		$ 14,045	$ 5.89

Additional shares reserved for
issuance	695	—	—	—	—
Granted	(1,567)	1,567	$8.31-$24.13	17,370	$11.08
Exercised	—	(651)	$0.01-$17.13	(2,605)	$ 4.00
Canceled	481	(481)	$0.15-$24.13	(4,095)	$ 8.52

Balance at September 30, 2000	350	2,819		$ 24,715	$ 8.77

Additional shares reserved for
issuance	1,736	—	—	—	—
Granted	(2,345)	2,345	$6.86-$11.86	19,753	$ 8.42
Exercised	—	(158)	$0.01-$9.56	(974)	$ 6.16
Canceled	542	(542)	$0.25-$19.86	(5,216)	$ 9.63

Balance at September 30, 2001	283	4,464		$ 38,278	$ 8.57

The options outstanding and currently exercisable by exercise price at September 30, 2001 are as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01-$ 7.20	793	6.50	$ 5.02	597	$ 4.69
$ 7.25-$ 7.92	963	7.64	$ 7.43	185	$ 7.69
$ 8.28-$ 8.44	876	9.71	$ 8.30	29	$ 8.35
$ 8.50-$ 9.56	855	8.99	$ 9.29	171	$ 9.28
$10.00-$19.88	977	8.73	$12.22	318	$13.02

	4,464	8.34	$ 8.58	1,300	$ 7.84

At September 30, 2001, 2000 and 1999, options to purchase an aggregate of 1,299,727, 743,856 and 801,309 shares of Common Stock were exercisable pursuant to the 1993 Plan, the Director Plan and the 2000 Plan, respectively.

The fair value of option grants related to the above plans is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions for the years ended September 30, 2001, 2000 and 1999:

	2001	2000	1999
Risk-free interest rate	3.66%	5.86%	5.03%
Expected average life	5 years	5 years	5 years
Expected dividends	—	—	—
Expected volatility	103%	105%	93%

The weighted average per share value of common stock options granted during fiscal was $7.33 in 2001, $10.28 in 2000 and $4.88 in 1999.

In connection with the grant of options for the purchase of 96,200 shares of Common Stock to employees during the period from December 1996 through March 1997 and 15,000 shares of Common Stock to non-employees in January 1998, the Company recorded aggregate deferred compensation of approximately $281,000, representing the difference between the deemed fair value of the Common Stock and the option exercise price at the date of grant. Such deferred compensation is amortized over the vesting period relating to the options, of which approximately $8,000, $56,000 and $87,000 were amortized during fiscal 2001, 2000 and 1999, respectively. As of September 30, 2001, the balance has been fully amortized to Product Development and Sales and Marketing.

Employee Stock Purchase Plan

In November 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 600,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan provides for an automatic annual increase in the number of shares reserved for issuance under the Purchase Plan. On each anniversary date of the adoption of the Purchase Plan an amount equal to the lesser of (i) 200,000 shares, (ii) 1% of the outstanding shares on such date or (iii) a lesser amount as determined by the Board of Directors will be added to the shares available under the Purchase Plan. In November 1998, 133,810 incremental shares were reserved for issuance under the Purchase Plan. In November 1999, 140,278 incremental shares were reserved for issuance under the Purchase Plan. In November 2000, 147,714 incremental shares were reserved for issuance under the Purchase Plan. In November 2001, 165,325 incremental shares were reserved for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s Common Stock at either the first day of each offering period or the date of purchase. As of September 30, 2001, 533,800 shares had been issued under the Purchase Plan at an average price of $5.74 per share.

The estimated fair value of purchase rights under the Company’s Purchase Plan is determined using the Black-Scholes pricing model with the following assumptions for the years ended September 30, 2001, 2000 and 1999:

	2001	2000	1999
Risk-free interest rate	4.47%	5.36%	4.94%
Expected average life	1.07 years	1.35 years	0.62 years
Expected dividends	—	—	—
Expected volatility	100%	98%	89%

The weighted average per share fair value of purchase rights under the Purchase Plan was $4.26 during fiscal 2001, $3.59 during fiscal 2000 and $3.37 during fiscal 1999. F-16

Stock Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the 1993 Plan, the Director Plan, the 2000 Plan or the Purchase Plan. Had compensation expense been determined at the fair value on the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company’s net income/(loss) in fiscal 2001, 2000 and 1999 would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

Year Ended September 30,
	2001	2000	1999
Net income/(loss)
As reported	($ 13,972)	$ 1,082	($ 543)
Pro forma	($ 21,304)	($ 2,756)	($ 2,903)
Net income/(loss) per share
As reported
Basic income/(loss) per share	($ 0.88)	$ 0.08	($ 0.04)
Diluted income/(loss) per share	($ 0.88)	$ 0.07	($ 0.04)
Pro forma
Basic income/(loss) per share	($ 1.33)	($ 0.19)	($ 0.21)
Diluted income/(loss) per share	($ 1.33)	($ 0.19)	($ 0.21)

The effects of SFAS No. 123 on pro forma disclosures of net income/(loss) and net income/(loss) per share for fiscal 2001, 2000, and 1999 are not likely to be representative of the pro forma effects on net income and earnings per share in future years.

NOTE 8. INCOME TAXES

The provision/(benefit) for income taxes comprised (in thousands):

	Year Ended September 30,
	2001	2000	1999
Federal:
Current	$ —	$ 148	$ 180
Deferred	3,483	(175)	(983)

	3,483	(27)	(803)
State:
Current	—	—	1
Deferred	292	—	(200)

	292	—	(199)
Foreign:
Current	393	560	144

Total	$ 4,168	$ 533	$(858)

The Company’s effective tax rate on pretax income/(loss) differed from the U.S. federal statutory regular tax rate as follows:

	Year Ended September 30,
	2001	2000	1999
Provision/(benefit) at U.S. federal statutory rate	(34.0%)	34.0%	(34.0%)
State tax, net of federal benefit	(5.8)	5.8	(9.3)
Research and development credits	(3.5)	(11.0)	(6.0)
Tax exempt interest	—	—	(16.8)
Change in valuation allowance	86.0	—	—
Other	(0.2)	4.2	4.9

Effective tax rate	(42.5%)	33.0%	(61.2%)

F-17

Temporary differences and carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of September 30 were as follows (in thousands):

	2001	2000
Deferred Tax Assets:
Current:
Net operating losses	$ 416	$ 709
Deferred revenue	1,281	1,248
Accruals and reserves	898	484
Other credits	59	2

	2,654	2,443

Non current:
Research and development credits	1,081	630
Accruals and reserves	67	49
Foreign tax credits	1,099	561
Depreciation and amortization	3,455	368

	5,702	1,608

Deferred Tax Liabilities:
Current:
Accrual to cash conversion	(499)	(499)
Non current:
Accrual to cash conversion	—	(499)

	(499)	(998)
Less: Valuation allowance	(8,356)	—

Net deferred tax asset (liability)	$ (499)	$ 3,053

As of September 30, 2001, the Company had federal and state net operating loss carryforwards (“NOLs”) of approximately $975,000 and $1,445,000, respectively, available to offset future taxable income. The Company had federal and state credits of $1,971,000 and $268,000, respectively. The net operating loss and credit carryforwards expire between 2004 and 2021 if not utilized. Under current tax rules, the amounts of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating loss that the Company may utilize in any year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

The Company established a full valuation allowance against its deferred tax assets in the fourth quarter of fiscal 2001 due to the uncertainty surrounding the realization of the benefit of such assets. Management periodically evaluates the recoverability of the deferred tax assets and will recognize the tax benefit only as reassessment demonstrates they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

NOTE 9. SEGMENT REPORTING

The Company has adopted Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information,” effective for fiscal years beginning after December 31, 1997. The Company operates in one industry segment. Management uses one measurement of profitability for its business.

The distribution of revenues by geographic area was as follows (in thousands):

	Year Ended September 30,
	2001	2000	1999
Revenue from Unaffiliated Customers:
Taiwan	$ 8,644	$ 8,656	$ 4,718
Japan	6,396	4,601	2,039
United States	7,816	2,785	4,940
Europe	1,122	2,279	1,470
Other	1,779	1,971	1,699

	$25,757	$20,292	$14,867

The distribution of long-term assets by geographic region was as follows (in thousands):

	Year Ended September 30,
	2001	2000	1999
Long-Term Assets, Net:
United States	$22,849	$6,645	$6,682
Other	11	75	—

	$22,860	$6,620	$6,682

Revenue from individual customers equal to 10% or more of total revenue was as follows:

	Year Ended September 30,
	2001	2000	1999
	Percent	Percent	Percent
A	26%	35%	19%
B	—	12%	—
C	—	10%	25%
D	—	—	13%
E	—	—	14%
F	12%	—	—

NOTE 10. BENEFIT PLAN

The Company sponsors a 401(k) profit sharing plan (the “401(k) Plan”) for substantially all employees. The 401(k) Plan provides for profit sharing contributions to be made at the discretion of the Company’s Board of Directors. The Company did not elect to make a profit sharing contribution for fiscal 2001, 2000 or 1999.

The 401(k) Plan also provides for elective employee salary reduction contributions and Company matching of employees’ contributions. Employees may contribute up to 20% of elective compensation. The Company’s matching contribution is at the discretion of the Company’s Board of Directors. The Company’s matching contributions were $169,000, $165,000 and $139,000 for fiscal 2001, 2000 and 1999, respectively.

NOTE 11. EARNINGS PER SHARE

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

	Year Ended September 30,
	2001	2000	1999
Numerator — Basic and Diluted EPS
Net income/(loss)	($13,972)	$ 1,082	($ 543)

Denominator — Basic EPS
Common stock outstanding	15,965	14,334	13,569

Basic net income/(loss) per share	($ 0.88)	$ 0.08	($ 0.04)

Denominator — Diluted EPS
Denominator — Basic EPS	15,965	14,334	13,569
Effect of Dilutive Securities:
Common stock options (1)	—	1,122	—
Common stock outstanding	15,965	15,456	13,569

Diluted net income/(loss) per share	($ 0.88)	$ 0.07	($ 0.04)

(1) 2,383,584 shares of common stock options outstanding were not included in the diluted per share calculation in fiscal 1999. 118,958 shares of common stock options outstanding were not included in the diluted per share calculation in fiscal 2000. 4,463,762 shares of common stock options outstanding were not included in the diluted per share calculation in fiscal 2001.

F-20

ARTISAN COMPONENTS, INC. SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write Off	Balance at End of Period
Allowance for Doubtful Accounts:
September 30, 1999	430	394	(78)	746
September 30, 2000	746	0	(461)	285
September 30, 2001	285	370	0	655

S-1