Form 10-Q
period 2001-12-31
ARTISAN COMPONENTS INC
filed 2002-02-14
CIK 1048982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended December 31, 2001

OR

[_]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-23649

ARTISAN COMPONENTS, INC. (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0278185 (I.R.S. Employer Identification Number)

141 Caspian Court
Sunnyvale, California 94089
(Address of principal executive offices)

Telephone Number (408) 734-5600
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No  [_]

As of January 31, 2002 there were 16,696,779 shares of the Registrant’s Common Stock outstanding.

ARTISAN COMPONENTS, INC.

Form 10-Q

INDEX

2

ARTISAN COMPONENTS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)

	December 31, 2001	September 30, 2001
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 24,754	$ 31,592
Marketable securities	14,355	10,737
Contract receivables, net	11,205	6,292
Prepaid expenses and other current assets	1,450	1,545

Total current assets	51,764	50,166
Property and equipment, net	4,354	4,422
Goodwill and other intangible assets, net	17,487	17,979
Other assets	457	459

Total assets	$ 74,062	$ 73,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 4,261	$ 5,322
Deferred revenue, current portion	4,852	3,630

Total current liabilities	9,113	8,952
Deferred revenue	96	173
Other liabilities	667	516

Total liabilities	9,876	9,641

Stockholders’ Equity
Common Stock, $0.001 par value:
Authorized: 50,000;
Issued and outstanding: 16,573 and 16,487
shares at December 31, 2001 and September 30, 2001,	17	16
respectively
Additional paid in capital	74,193	73,511
Accumulated deficit	(10,024)	(10,142)

Total stockholders’ equity	64,186	63,385

Total liabilities and stockholders’ equity	$ 74,062	$ 73,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. 3

ARTISAN COMPONENTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended December 31,
	2001	2000
Revenue:
License	$ 5,599	$ 4,462
Net royalty	1,969	1,092

Total revenue	7,568	5,554

Costs and expenses:
Cost of revenue	1,581	1,021
Product development	2,902	2,279
Sales and marketing	2,044	1,426
General and administrative	608	669
Amortization of acquired technology	397	—
Amortization of intangible assets	95	—

Total costs and expenses	7,627	5,395

Operating income (loss)	(59)	159
Interest and other income, net	256	900

Income before provision for income taxes	197	1,059
Provision for income taxes	79	360

Net income	$ 118	$ 699

Basic net income per share	$ 0.01	$ 0.05

Diluted net income per share	$ 0.01	$ 0.05

Shares used in computing:
Basic net income per share	16,525	14,767
Diluted net income per share	17,754	15,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. 4

ARTISAN COMPONENTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended December 31,
	2001	2000
Cash flows from operating activities:
Net income	$ 118	$ 699
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	1,134	603
Loss on sale of fixed assets	—	(3)
Compensation expense related to options granted	—	11
Changes in assets and liabilities:
Contract receivables, net	(4,913)	(1,273)
Prepaid expenses and other assets	97	(620)
Accounts payable and accrued liabilities	(1,061)	386
Deferred revenue and long-term liabilities	1,296	(828)

Net cash used in operating activities	(3,329)	(1,059)

Cash flows from investing activities:
Purchase of property and equipment	(574)	(173)
Proceeds from sale of property and equipment	—	50
Purchase of marketable securities	(5,582)	(12,355)
Proceeds from sale of marketable securities	1,964	13,848

Net cash provided by (used in) investing
activities	(4,192)	1,390

Cash flows from financing activities:
Proceeds from issuance of common stock	683	285

Net cash provided by financing activities	683	285

Net increase (decrease) in cash and cash equivalents	(6,838)	616
Cash and cash equivalents, beginning of period	31,592	33,278

Cash and cash equivalents, end of period	$ 24,754	$ 33,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. 5

ARTISAN COMPONENTS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF CONSOLIDATION AND PRESENTATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of Artisan Components, Inc. (“Artisan” or the “Company”) and its wholly owned subsidiaries after elimination of all inter-company transactions. The Company’s fiscal year ends September 30.

The accompanying unaudited condensed consolidated financial statements of Artisan have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The September 30, 2001 fiscal year end balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three month period ended December 31, 2001 is not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002 or any other future period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended September 30, 2001 included in the Company’s Annual Report on Form 10-K as filed with the SEC.

2.	USE OF ESTIMATES:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

ARTISAN COMPONENTS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED (unaudited)

3.	NET INCOME PER SHARE:

In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted net income is provided as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2001	2000
Numerator--Basic and Diluted
Net income	$ 118	$ 699

Denominator--Basic
Common stock outstanding	16,525	14,767

Basic net income per share	$ 0.01	$ 0.05

Denominator--Diluted
Denominator--Basic	16,525	14,767
Effect of Dilutive Securities
Common stock options(1)	1,229	373

	17,754	15,140

Diluted net income per share	$ 0.01	$ 0.05

(1) 521,058 options to purchase shares of common stock were not included in the per share calculation in the three month period ended December 31, 2001, because they were anti-dilutive. 1,767,419 options to purchase shares of common stock were not included in the per share calculation in the three month period ended December 31, 2000, because they were anti-dilutive.

4.	NEW ACCOUNTING STANDARDS:

In June 2001, the Financial Accounting Standards Board issued FAS No. 141 “Business Combinations” (“FAS 141”) and FAS No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 requires that the purchase method Of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, upon initial adoption of the standard and then annually. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

ARTISAN COMPONENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The Company adopted FAS 142 effective October 1, 2001. As a result of the adoption of FAS 142 workforce intangibles of $1.0 were reclassified as goodwill. In addition the Company has ceased amortization of goodwill and the workforce intangible reclassified into goodwill. As of October 1, 2001, the net book value of these intangibles was $13.7 million and amortization of $4.6 million was recorded for the year ended September 30, 2001. If the Company had not adopted FAS 142, $1.5 million of amortization related to these intangibles would have been recorded during the quarter ended December 31, 2001.

The Company has also completed the initial impairment review required upon adoption of FAS 142 and did not record any impairment charge with respect to its goodwill intangibles. The Company will complete the annual review of goodwill and intangibles during the quarter ended September 30, 2002 and there can be no assurance that an impairment charge will not be necessary at that time.

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

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There is no difference between comprehensive income and net income for the three month periods ended December 31, 2001 and 2000.

ARTISAN COMPONENTS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED (unaudited)

6.	BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION:

The Company currently operates in one industry segment, the semiconductor intellectual property segment, for financial reporting purposes, and uses one measure of profitability for its business. The Company markets its products to customers in North America, Europe and Asia.

	Three Months Ended December 31,
($ In Thousands)	2001	2000
Revenue from Unaffiliated Customers:
Taiwan	$3,962	$2,116
United States	1,202	593
Singapore	951	51
Japan	338	1,985
Other	1,115	809

	$7,568	$5,554

We have been dependent on a relatively small number of customers for a substantial portion of our revenue, although the customers comprising this group have changed from time to time. In the three month period ended December 31, 2001, Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, accounted for 44% of revenue and Chartered Semiconductor Manufacturing Ltd. accounted for 13% of revenue. In the three month period ended December 31, 2000, TSMC accounted for 35% of revenue and Sharp accounted for 11% of revenue.

7.	SHAREHOLDER RIGHTS PLAN:

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

On December 12, 2001, our board of directors adopted a stockholder rights plan. Under this plan, we issued a dividend of one right for each share of our common stock held by stockholders of record as of the close of business on January 8,

ARTISAN COMPONENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2002. Each right will initially entitle stockholders to purchase a fractional share of our preferred stock for $115. However, the rights are not immediately exercisable. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of a certain percentage of our common stock, then, unless the rights are redeemed by us for $0.001 per right, the rights will become exercisable by all rights holders, except the acquiring person or group, for shares of our preferred stock or of the third party acquirer having a value of twice the right’s then-current exercise price.

These provisions are designed to encourage potential acquirors to negotiate with our board of directors and give our board of directors an opportunity to consider various alternatives to increase stockholder value. These provisions are also intended to discourage certain tactics that may be used in proxy contests. However, the issuance of preferred stock, our charter and bylaw provisions, the restrictions in Section 203 of the Delaware General Corporation Law or our stockholder rights plan could discourage potential acquisition proposals and could delay or prevent a change in control, which may adversely affect the market price of our stock. Such provisions and plans may also have the effect of preventing changes in our management.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Interim Financial Statements and the Notes thereto included elsewhere herein and the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended September 30, 2001 as filed with the Securities and Exchange Commission. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements can often be identified by the use of forward-looking words such as “may,” “will,” “could,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project,” or other similar words.

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

The worldwide electronics industry slowdown has continued into fiscal 2002. This slowdown, particularly in the semiconductor industry, has had and may continue to have a material adverse effect on our results of operations.

Our customers include foundries, which are companies that only manufacture integrated circuits, and integrated device manufacturers, which are companies that both design and manufacture integrated circuits. Foundries and integrated device manufacturers invest significant resources in libraries that are designed to match their specific manufacturing processes. Our intellectual property components are designed to enable these companies to achieve the best combination of performance, density, power and yield for a given manufacturing process. Typically, a customer licenses one or more products designed for its manufacturing process. These products are accompanied by layout databases, software to support a customer’s integrated circuit design tool environment and design methodology documentation.

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

Royalty revenue is calculated based on unit sales by manufacturers of integrated circuits or wafers containing our intellectual property components. Given that we provide our products early in the customer’s integrated circuit design process, there is a significant delay between the time we deliver a product and the time we receive royalty revenue when the semiconductors have been manufactured.

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

As described above, our business model is intended to generate revenue from both license fees and royalties paid by foundries and integrated device manufacturers. To date, a substantial portion of our royalty revenue has been derived from one customer, Taiwan Semiconductor Manufacturing Company Ltd., or TSMC. Net royalty revenue as a percentage of total revenue was 26% in the three month period ended December 31, 2001, and 20% in the three month period ended December 31, 2000. We expect royalty revenue to grow as a percent of total revenue; however, we expect that royalty revenue as a percentage of total revenue may vary significantly from quarter to quarter.

According to contract terms, a portion of each royalty payment is credited back to the customer’s account for use as payment of license fees for future orders placed with us. The remaining portion of the royalty is reported as net royalty revenue. The amount of credits that can be earned by a customer is limited to the cumulative amount of orders placed by that customer for a given process technology. A customer has a limited time to use the credits before they expire, generally approximately 18 months. If the customer does not use the credits within this period, we record the amount of expired credits as revenue and no longer have an obligation to provide any future products for such credits. Our success will depend, in part, on our ability to generate royalty revenue from a substantially larger number of designs and on many of these designs achieving large manufacturing volumes.

We have been dependent on a relatively small number of customers for a substantial portion of our revenue, although the customers comprising this group have changed from time to time. In the three month period ended December 31, 2001, TSMC accounted for 44% of revenue and Chartered Semiconductor Manufacturing Ltd. accounted for 13% of revenue. In the three month period ended December 31, 2000, TSMC accounted for 35% of revenue and Sharp accounted for 11% of revenue. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing our products.

Historically, a substantial portion of our total revenue has been derived from customers outside the United States, primarily from Asia and Europe. International revenue as a percentage of our total revenue was approximately 84% in the three month period ended December 31, 2001 and 89% in the three month period ended December 31, 2000. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars.

We derive a substantial majority of all of our revenue from license fees associated with the sale of products, including support and maintenance fees. Together, these license fees and support and maintenance fees accounted for 74% of total revenue in the three month period ended December 31, 2001, and 80% of total revenue in the three month period ended December 31, 2000. We expect that license revenue will continue to account for a substantial portion of our total revenue for the foreseeable future.

REVENUE RECOGNITION

We recognize and report revenue in two separate categories: license revenue and royalty revenue. License revenue is derived from license fees, maintenance fees and support fees. License fees are derived from the purchase of our products. Maintenance fees are derived from maintenance contracts, which are part of a licensing arrangement. Support fees are derived from arrangements with customers of our licensed foundries to support the use of our libraries in their designs. Royalty revenue is derived from fees associated with the volume of a licensee’s production and sales containing our intellectual property.

The customization of our products generally takes up to six months and we use the percentage of completion method to recognize revenue from the sale of licensed products. We estimate the percentage of completion based on our estimate of the costs incurred to date as a percentage of the estimated total costs required to complete the project. Revenue recognized in any quarter is dependent on our progress toward completion of projects in development. Significant management judgment and discretion is used to estimate total project completion costs. Any changes in or deviation from these estimates could have a material effect on the amount of revenue recognized in any period.

For all licenses, we use either a binding purchase order or signed license agreement as evidence of the arrangement. Our standard payment terms require that a portion of the total license fee be paid upon signing of the contract and the remaining balance be paid within 60 days of product delivery. We do not generally enter into extended payment terms. However, at the time the transaction is entered into, we assess whether associated fees are fixed, determinable and within normal payment terms. In the event that we determine that the fees are not fixed and determinable, we recognize revenue based on the lower of the percentage of completion method or the amount of fees actually becoming due.

We assess collections based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured.

Our customers can purchase maintenance contracts, generally for one-year periods. Under the terms of our maintenance agreements, our customers will receive any updates made by us during the maintenance period of the contract. We recognize revenue for such contracts ratably over the contract period. For multiple element transactions involving license fees and ongoing maintenance, we allocate a portion of the fee to the ongoing maintenance contract based on the renewal rates stated in the contracts.

Royalty revenue is recognized based on notifications or royalty reports received from our customers. Under our “credit-back” programs with some of our customers, a percentage of the royalty payments are credited against future license purchases. As a result we defer any royalty revenue associated with our “credit-back” program until the customer purchases additional licenses or the “credit-back” expires, whichever is earlier.

Future changes in accounting pronouncements, including those affecting revenue recognition, could require us to change our methods of revenue recognition. These changes could cause us to defer revenue from current periods to subsequent periods or accelerate recognition of deferred revenue to current periods.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of total revenue:

	Three Months Ended December 31,
	2001	2000
Revenue:
License	74.0%	80.3%
Net royalty	26.0	19.7

Total revenue	100.0	100.0

Costs and expenses:
Cost of revenue	20.9	18.4
Product development	38.3	41.0
Sales and marketing	27.0	25.7
General and administrative	8.0	12.0
Amortization of acquired technology	5.3	—
Amortization of other intangible assets	1.3	—

Total costs and expenses	100.8	97.1

Operating income (loss)	(0.8)	2.9
Other income, net	3.4	16.2

Income before provision for income taxes	2.6	19.1
Provision for income taxes	1.0	6.5

Net income	1.6%	12.6%

REVENUE

	Three Months Ended December 31,
($ In Thousands)	2001	Inc/(Dec)	2000
License	$5,599	25%	$4,462
Net royalty	1,969	80%	1,092

Total revenue	$7,568	36%	$5,554

Total revenue increased 36% in the first quarter of fiscal 2002, as compared to the first quarter of fiscal 2001, due to an increase in license revenue as well as higher net royalty revenue. Gross royalty revenue is calculated based on per unit sales by our customers of integrated circuits or wafers containing our IP components. Total gross royalties for the first quarter of fiscal 2001 were $2.8 million and total gross royalties for the first quarter of fiscal 2000 were $1.6 million. From gross royalties, a portion was credited back to the customer’s account for use as payment of license fees for future orders to be placed with us. The remaining portion of gross royalty revenue was reported as net royalty revenue. Net royalty revenue increased as a percentage of revenue from 20% for the three months ended December 31, 2000 to 26% for the three months ended December 31, 2001, primarily due to increased net royalty revenue in the latter period.

COSTS AND EXPENSES

	Three Months Ended December 31,
($ In Thousands)	2001	Inc/(Dec)	2000
Cost of revenue	$1,581	55%	$1,021
Product development	2,902	27%	2,279

Engineering costs	$4,483	36%	$3,300

Engineering costs are allocated between cost of revenue and product development expenses. Engineering efforts devoted to developing products as part of specific customer projects are recognized as cost of revenue. The balance of engineering costs, incurred for general development of our technology, is charged to product development. Engineering costs generally are expensed as incurred. Engineering costs increased 36% in the first quarter of fiscal 2002 as compared to the same period in fiscal 2001. The absolute dollar increase in engineering costs of $1.2 million was primarily due to an increase in headcount and personnel expenses of $1.0 million, increased leasing costs associated with the relocation of our principal offices of $407,000, increased use of outside services of $136,000, and an increased warranty expense of $81,000, partially offset by a one-time decrease in computer and networking equipment maintenance and depreciation costs of $463,000. The increase in engineering headcount-related costs in the three month period ended December 31, 2001 as compared to the same period in fiscal 2000, was primarily due to our acquisition of the physical library business of Synopsys Inc.

Cost of revenue increased 55% in the first quarter of fiscal 2002 as compared to the same period in fiscal 2001. The absolute dollar increase of cost of revenue of $560,000 in the first quarter of fiscal 2002, as compared to the same period in fiscal 2001 was due to an increase in engineering hours allocated to revenue-generating projects of $440,000, increased warranty expense of $81,000 and increase use of outside services of $39,000.

Product development expenses increased 27% in the first quarter of fiscal 2002 as compared to the same period in fiscal 2001. The absolute dollar increase of $623,000 in the first quarter of fiscal 2002, as compared to the same period in fiscal 2001, was due to an increase in headcount and personnel-related expenses of $1.0 million, increased leasing costs associated with the relocation of our principal offices of $407,000, and increased use of outside services of $97,000, partially offset by a one-time decrease in computer and networking related costs of $463,000 and an increase in engineering hours allocated to revenue-generating projects of $440,000. We expect that product development expenses will continue to increase in absolute dollars.

	Three Months Ended December 31,
($ In Thousands)	2001	Inc/(Dec)	2000
Sales and marketing expense	$2,044	43%	$1,426

Sales and marketing expenses include salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses increased by 43% in the first quarter of fiscal 2002, compared to the first quarter of fiscal 2001. The increase in absolute dollars in sales and marketing expenses of $618,000 in the first quarter of fiscal 2002, as compared with the first quarter of fiscal 2001, was primarily attributable to an increase in headcount and personnel expenses of $535,000 and increased leasing costs associated with the relocation of our principal offices of $131,000, partially offset by decreased marketing program expenses of $44,000.

	Three Months Ended December 31,
($ In Thousands)	2001	Inc/(Dec)	2000
General and administrative expenses	$608	(9%)	$669

General and administrative expenses decreased 9% in the first quarter of fiscal 2002 as compared to the same period in fiscal 2001. The absolute dollar decrease in general and administrative expenses of $61,000 in the first quarter of fiscal 2002, as compared to the same period in fiscal 2001, was due to decreased personnel related costs of $84,000, decreased costs of outside services of $80,000 and decreased travel costs of $22,000, partially offset by increased directors and officers’ insurance, legal and accounting costs of $94,000 and increased leasing costs associated with the relocation of our principal offices of $32,000. We expect general and administrative expenses to grow in absolute dollars in future periods.

	Three Months Ended December 31,
($ In Thousands)	2001	Inc/(Dec)	2000
Amortization of acquired technology	$397	N/A	—
Amortization of purchased intangible assets	95	N/A	—

Acquisition-related expenses	$492	N/A	—

The amortization of acquired technology and purchased intangible assets are both due to the acquisition of the physical library business of Synopsys. 17

INTEREST AND OTHER INCOME, NET

	Three Months Ended December 31,
($ In Thousands)	2001	Inc/(Dec)	2000
Interest and other income, net	$256	(72)%	$900

Other income decreased by 72% in the first quarter of fiscal 2002, as compared to the corresponding period in fiscal 2001. The decrease in other income was primarily due to lower investment balances as a result of cash paid for the physical library business of Synopsys as well as lower average interest rates.

INCOME TAXES

	Three Months Ended December 31,
($ In Thousands)	2001	Inc/(Dec)	2000
Provision for income taxes	$79	N/A	$360

The effective tax rate was 40% in the three month period ended December 31, 2001 and was 34% in the three month period ended December 31, 2000. The tax provision for the period ended December 31, 2001 was primarily due to foreign taxes withheld for which no tax benefit could be taken in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily from license and royalty revenue received from inception to December 31, 2001, the net proceeds of $27.1 million from our February 1998 initial public offering of Common Stock, the net proceeds of $15.8 million from our April 1998 secondary offering of Common Stock and, to a lesser extent, the proceeds of approximately $7.7 million from the sale of Preferred Stock and a warrant.

Net cash used in operating activities was $3.3 million in the three month period ended December 31, 2001 and $1.1 million in the three month period ended December 31, 2000. Net cash used in operating activities in the three month period ended December 31, 2001 was primarily due to an increase in total working capital as a result of an increase in contract receivables and a decrease in accounts payable and other liabilities, partially offset by an increase in deferred revenue, plus depreciation. Net cash used by operating activities in the three month period ended December 31, 2000 was primarily due to an increase in total working capital as a result of an increase in contract receivables and prepaid expenses and a decrease in deferred revenue offset by depreciation and an increase in accounts payable.

Net cash used in investing activities was $4.2 million in the three month period ended December 31, 2001. Net cash provided by investing activities was $1.4 million in the three month period ended December 31, 2000. In the three months ended December 31, 2001, investing activities consisted primarily of net purchases of marketable securities and acquisition of property and equipment. In the three month period ended December 31, 2000, investing activities consisted primarily of net sales of marketable.

Net cash provided by financing activities was $683,000 in the three month period ended December 31, 2001 and $285,000 in the three month period ended December 31, 2000. Net cash provided by financing activities in both periods consisted of proceeds from the issuance of common stock to employees upon the exercise of stock options and the purchase of stock through the employee stock purchase plan.

At December 31, 2001, we had cash, cash equivalents and current marketable securities of $39.1 million and working capital of $42.7 million.

We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license and royalty revenue, available borrowings under line of credit arrangements and other factors. We believe that our current cash and investment balances and any cash generated from operations and from available or future debt financing will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, from time to time, we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued FAS No. 141 “Business Combinations” (“FAS 141”) and FAS No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 requires that the purchase method Of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, upon initial adoption of the standard and then annually. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

The Company adopted FAS 142 effective October 1, 2001. As a result of the adoption of FAS 142 workforce intangibles of $1.0 were reclassified as goodwill. In addition the Company has ceased amortization of goodwill and the workforce intangible assumed into goodwill. As of October 1, 2001, the net book value of these intangibles was $13.7 million and amortization of $4.6 million was recorded for the year ended September 30, 2001. If the Company had not adopted FAS 142, $1.5 million of amortization related to these intangibles would have been recorded during the quarter ended December 31, 2001.

The Company has also completed the initial impairment review required upon adoption of FAS 142 and did not record any impairment charge with respect to its goodwill intangibles. The Company will complete the annual review of goodwill and intangibles during the quarter ended September 30, 2002, and there can be no assurance that an impairment charge will not be necessary at that time.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and changes in the market values of our investments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in high-quality corporate issuers and in debt instruments of the U.S. Government and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

Investments in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The carrying values approximate fair values at December 31, 2001 and September 30, 2001. All investments mature in one year or less.

	CARRYING VALUE AT DECEMBER 31, 2001	AVERAGE RATE OF RETURN AT DECEMBER 31, 2001	CARRYING VALUE AT SEPTEMBER 30, 2001	AVERAGE RATE OF RETURN AT SEPTEMBER 30, 2001
	(IN THOUSANDS)	(ANNUALIZED)	(IN THOUSANDS)	(ANNUALIZED)
INVESTMENT SECURITIES:
Cash Equivalents -
variable rate	$ 1,271	2.2%	$ 3,708	3.2%
Money market funds -
variable rate	3,503	1.9%	121	3.2%
Cash Equivalents -
fixed rate	19,980	3.4%	27,763	4.0%
Short-term investments -
fixed rate	14,355	3.1%	10,737	4.1%

Total	$39,109		$42,329

21

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

The semiconductor industry suffered a sharp decline in orders and revenue in calendar 2001. Many semiconductor manufacturers and vendors of products incorporating semiconductors announced earnings shortfalls and employee layoffs. Overall, customer spending tightened. These conditions negatively affected our business in calendar 2001, and will continue to do so in the future if these conditions persist. The outlook for the electronics industry is uncertain and it is very difficult to predict how long the current slowdown will last.

The semiconductor industry is cyclical in nature and a general economic downturn in the United States or abroad may reduce our revenue and harm our business

The primary customers for our intellectual property components are semiconductor design and manufacturing companies. Any significant downturn in our customers’ markets, or domestic and global conditions which result in the reduction of research and development budgets or the delay of software purchases would likely result in a decline in demand for our software and services and could harm our business. In addition, the markets for semiconductor products are cyclical. For example, in recent years certain Asian countries have experienced significant economic difficulties, including currency devaluation and instability, business failures and a depressed business environment. These difficulties have triggered a significant downturn in the semiconductor market, resulting in reduced budgets for chip design tools which, in turn, has negatively impacted us. Economic growth in the United States has slowed significantly in recent months and many commentators believe the U.S. economy has experienced or is experiencing a recession. These conditions have negatively affected our business in calendar 2001, and will in the future if these conditions persist. The outlook for the electronics industry is uncertain and it is very difficult to predict how long the current slowdown will last.

Our quarterly operating results may fluctuate, which could cause our stock price to decline Our operating results have fluctuated in the past as a result of a number of factors including:

•	the relatively large size and small number of customer orders we receive during a given period;

•	the timing of customer orders, including the capital budgeting and purchasing cycles of our customers;

•	delays in the design process due to changes by a customer to its order after it is placed;

•	our progress on contracts that are billed and recognized to revenue on a percentage of completion basis, which represent a substantial majority of our contracts and have completion periods of three to six months;

•	the accuracy of our estimates for project completion costs and costs incurred to date, which estimates involve significant management judgment and discretion;

•	the length of our sales cycle;

•	our ability to develop, introduce and market new products and product enhancements;

•	the timing of our new product announcements and introductions and those of our competitors;

•	market acceptance of our products; and

•	fluctuations in the demand for semiconductors and end user products that incorporate semiconductors.

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

We have incurred operating losses in recent periods and may be unable to maintain profitability

Although we returned to profitability in the first quarter of fiscal 2002, we have incurred net operating losses in fiscal 2001, 2000 and 1999. If our revenue in future periods increases more slowly than we expect or not at all, we may not maintain profitability. In addition, most of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. We expect to continue to incur significant expenses in connection with funding for research and development and expansion of our sales and marketing efforts. As a result, we will need to increase revenue to achieve profitability. We may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to maintain profitability, our business and financial condition would suffer, we could lose the benefit of tax credits and other deferred tax assets and our stock price could decline.

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

We believe that our long term success is substantially dependent on future royalties. As a result, we face risks inherent in a royalty based business model. In particular, our ability to forecast royalty revenue is limited by factors that are beyond our control. Royalties are recognized in the quarter in which we receive a royalty report from a customer. In addition, our revenue is dependent upon sales by our customers of products that incorporate our technology. Even if our technology is adopted, we cannot be certain that it will be used in a product that is ultimately brought to market, achieve commercial acceptance or result in significant royalties. The royalty rate that we negotiate with our partners varies, and in certain cases, with respect to a specific process geometry, changes over time. On a period-to-period basis, royalty revenue as a percentage of total revenue may vary significantly due to factors such as the timing of the manufacture of new royalty-bearing integrated circuits, and the demand for products incorporating royalty-bearing integrated circuits. For example, net royalty revenue as a percentage of total revenue was 26% in the three month period ended December 31, 2001, and 20% in the three month period ended December 31, 2000.

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

We face risks from foreign operations, which could reduce our operating results and harm our financial condition

Historically, a large portion of our total revenue has been revenue from outside of the United States. International revenue, primarily from Asia and Europe, represented 84% of our revenue in the three month period ended December 31, 2001 and 89% of our revenue the three month period ended December 31, 2000. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. If our competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the U.S. dollar, then we may experience fewer orders from international customers whose business is based primarily on the less expensive currency. In addition, present or future dislocations with respect to international financial markets may materially harm our business.

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

28

If we are unable to sustain or increase revenue derived from international customers or minimize the foregoing risks, our business will be materially and negatively affected, which could cause our stock price to decline.

We have relied and expect to continue to rely on licenses revenues for a substantial majority of our revenue, and a decline in sales of licenses could cause our income to decline

We derive a substantial majority of all our revenue from license fees associated with the sales of our products, including support and maintenance. License fees accounted for 74% of total revenue for the three months ended December 31, 2001 and 80% of total revenue the three months ended December 31, 2000. We expect that license revenue will continue to account for a substantial portion of our revenue for the foreseeable future. We cannot be certain that we will continue to derive sufficient revenue from license revenue. If license revenue were to decline, our business would suffer in the short term, and our royalty revenue may decline in the long term as fewer semiconductors incorporate our products. Our future license revenue will depend in part on the successful development, introduction and customer acceptance of new products.

Because we rely on a relatively small number of customers for a large portion of our revenue, our revenue could decline if our existing customers do not continue to purchase and use our products

We have been dependent on a relatively small number of customers for a large portion of our revenue, although the customers comprising this group have changed from time to time. In the three month period ended December 31, 2001, TSMC accounted for 44% of our revenue and Chartered Semiconductor Manufacturing Ltd. accounted for 13% of our revenue. In the three month period ended December 31, 2000, TSMC accounted for 35% of revenue and Sharp accounted for 11% of revenue. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future. The companies considered to be our major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs produced that utilize our products.

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

If we lose any of our key personnel or are unable to attract, train and retain qualified personnel, our ability to manage our business and continue our growth would be negatively impacted

Our success depends in large part on the continued contributions of our key management, engineering, sales and marketing personnel, many of whom are highly skilled and would be difficult to replace. None of our senior management or key technical personnel is bound by a written employment contract to remain with us for a specified period. In addition, we do not currently maintain key man life insurance covering our key personnel. Our success also depends on our ability to attract, train and retain highly skilled managerial, engineering, sales, marketing and finance personnel and on the abilities of new personnel to function effectively, both individually and as a group. Our senior management team consisted of persons as of 11 persons as of December 31, 2001, four of whom were hired after September 30, 2000. Our sales and support staff consisted of 17 persons as of December 31, 2001, eight of whom were hired after September 30, 2000. If we are unable to effectively integrate and utilize newly hired management, sales or engineering personnel, the execution of our business strategy may be impeded and our business could suffer. Competition for personnel is intense, and we cannot be certain that we will be successful in attracting and retaining effective personnel. If we lose the services of any key personnel, are unable to attract or retain qualified personnel in the future or experience delays in the integration of new personnel, our business and operations will suffer.

Our historical growth and recent acquisitions have placed a significant strain on our management systems and resources and we may be unable to effectively control our costs and implement our business strategies as a result

Our ability to license our products and manage our business successfully in a rapidly evolving market requires an effective planning and management process. Our historical growth and our acquisition of certain assets and personnel from Synopsys in January 2001 have placed, and are expected to continue to place, a significant strain on our managerial, operational and financial resources. As of December 31, 2001, we had 145 employees or full-time equivalents. Our customers rely heavily on our technological expertise in designing, testing and manufacturing products incorporating our intellectual property components. Relationships with new customers generally require significant engineering support. As a result, any increase in the demand for our products will increase the strain on our personnel, particularly our engineers. Our financial and management controls, reporting systems and procedures are also limited. We have recently implemented some new controls, systems and procedures. However, our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis. If we fail to do so, our business could be harmed. We cannot be certain that our systems, procedures and controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to implement our business plan. We also cannot be sure that our revenue will continue to grow at a sufficient rate to absorb the costs associated with our increased personnel.

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

An infringement claim or a significant damage award would adversely impact our operating results

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

Our common stock will likely be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, and those fluctuations may prevent our stockholders from reselling our common stock at a profit.

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

Our charter documents, Delaware law and our recently adopted stockholder rights plan contain provisions that may inhibit potential acquisition bids, which may adversely affect the market price of our common stock, discourage merger offers or prevent changes in our management

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of such shares without any further vote or action by our stockholders. If we issue any of these shares of preferred stock in the future, the rights of holders of our common stock may be negatively affected. If we issue preferred stock, a change of control of our company could be delayed, deferred or prevented. We have no current plans to issue shares of preferred stock.

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

On December 12, 2001, our board of directors adopted a stockholder rights plan. Under this plan, we issued a dividend of one right for each share of our common stock held by stockholders of record as of the close of business on January 8, 2002. Each right will initially entitle stockholders to purchase a fractional share of our preferred stock for $115. However, the rights are not immediately exercisable. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of a certain percentage of our common stock, then, unless the rights are redeemed by us for $0.001 per right, the rights will become exercisable by all rights holders, except the acquiring person or group, for shares of our preferred stock or of the third party acquirer having a value of twice the right’s then-current exercise price.

These provisions are designed to encourage potential acquirors to negotiate with our board of directors and give our board of directors an opportunity to consider various alternatives to increase stockholder value. These provisions are also intended to discourage certain tactics that may be used in proxy contests. However, the issuance of preferred stock, our charter and bylaw provisions, the restrictions in Section 203 of the Delaware General Corporation Law or our stockholder rights plan could discourage potential acquisition proposals and could delay or prevent a change in control, which may adversely affect the market price of our stock. Such provisions and plans may also have the effect of preventing changes in our management.

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

None.

(b)	Reports on Form 8-K.

We filed our report on Form 8-K regarding the adoption of a Stockholder Rights Plan on December 14, 2001.

35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2002

ARTISAN COMPONENTS, INC. (Registrant) By: /s/ Mark R. Templeton —————————————— Mark R. Templeton President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Joy E. Leo —————————————— Joy E. Leo Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

36