Form 10-Q
period 2002-03-31
ARTISAN COMPONENTS INC
filed 2002-05-15
CIK 1048982

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2002

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 Yes |X| No |_|

As of April 30, 2002 there were 16,772,495 shares of the Registrant's Common Stock outstanding.
================================================================================

                            ARTISAN COMPONENTS, INC.

                                    Form 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------

Cover Page .............................................................   1
Index ..................................................................   2

PART I - Financial Information

   ITEM 1 - Financial statements

     Condensed Consolidated Balance Sheets as of March 31, 2002,
               unaudited, and September 30, 2001 .......................   3
     Condensed Consolidated Statements of Operations, unaudited, for the Three and Six Months Ended March 31, 2002 and 2001 .. 4 Condensed Consolidated Statements of Cash Flows, unaudited, for
               the Six Months Ended March 31, 2002 and 2001 ............   5
     Notes to Condensed Consolidated Financial Statements ..............   6

   ITEM 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations .....................  11

   ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk .  24

PART II - Other Information

     ITEM 1 - Legal Proceedings ........................................  40
     ITEM 2 - Changes in Security and Use of Proceeds ..................  40
     ITEM 3 - Defaults Upon Senior Securities ..........................  40
     ITEM 4 - Submission of Matters to a Vote of Security Holders ......  40
     ITEM 5 - Other Information ........................................  40
     ITEM 6 - Exhibits and Reports on Form 8-K .........................  40

Signatures .............................................................  41

                            ARTISAN COMPONENTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                               March 31,     September 30,
                                                                 2002            2001
                                                              ----------     -------------
                                                              (unaudited)
                                  ASSETS
Current Assets:
   Cash and cash equivalents .............................      $ 23,990       $ 31,592
   Marketable securities .................................        19,935         10,737
   Contract receivables, net .............................         6,634          6,292
   Prepaid expenses and other current assets .............         2,321          1,545
                                                                --------       --------
   Total current assets ..................................        52,880         50,166
Property and equipment, net ..............................         3,992          4,422
Goodwill and other intangible assets, net ................        16,995         17,979
Other assets .............................................           458            459
                                                                --------       --------
   Total assets ..........................................      $ 74,325       $ 73,026
                                                                ========       ========

                    LIABILITIES AND STOCKHOLDERS'EQUITY
Current liabilities:
   Accounts payable and accrued expenses .................      $  4,525       $  5,322
   Deferred revenue, current portion .....................         3,252          3,630
                                                                --------       --------
   Total current liabilities .............................         7,777          8,952
   Deferred revenue ......................................           622            173
Other liabilities ........................................         1,228            516
                                                                --------       --------
   Total liabilities .....................................         9,627          9,641
                                                                --------       --------

Stockholders' Equity
   Common Stock, $0.001 par value:
      Authorized: 50,000;
        Issued and outstanding: 16,771 and 16,487
          shares at March 31, 2002 and September 30,
          2001, respectively .............................            17             16
   Additional paid in capital ............................        75,659         73,511
   Accumulated deficit ...................................       (10,978)       (10,142)
                                                                --------       --------
   Total stockholders' equity ............................        64,698         63,385
                                                                --------       --------
   Total liabilities and stockholders' equity ............      $ 74,325       $ 73,026
                                                                ========       ========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            ARTISAN COMPONENTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                        Three Months                   Six Months
                                                       Ended March 31,               Ended March 31,
                                                   -----------------------       -----------------------
                                                     2002           2001           2002           2001
                                                   --------       --------       --------       --------
Revenue:
   License ..................................      $  5,492       $  5,555       $ 11,091       $ 10,017
   Net royalty ..............................         2,512          1,140          4,481          2,232
                                                   --------       --------       --------       --------
          Total revenue .....................         8,004          6,695         15,572         12,249
                                                   --------       --------       --------       --------

Costs and expenses:
   Cost of revenue ..........................         1,541          1,512          3,121          2,533
   Product development ......................         3,215          3,220          6,118          5,499
   Sales and marketing ......................         2,027          1,581          4,071          3,007
   General and administrative ...............           594            656          1,202          1,325
   Amortization of acquired technology ......           397            397            794            397
   In process research and development ......            --          2,441             --          2,441
   Amortization of goodwill and other
     intangible assets ......................            95          1,615            190          1,615
                                                   --------       --------       --------       --------
          Total costs and expenses ..........         7,869         11,422         15,496         16,817
                                                   --------       --------       --------       --------
Operating income (loss) .....................           135         (4,727)            76         (4,568)
Interest and other income (expense), net ....        (1,051)           588           (795)         1,488
                                                   --------       --------       --------       --------
Loss before provision (benefit) for income
   taxes ....................................          (916)        (4,139)          (719)        (3,080)
Provision (benefit) for income taxes ........            38         (1,407)           117         (1,047)
                                                   --------       --------       --------       --------
Net loss ....................................      $   (954)      $ (2,732)      $   (836)      $ (2,033)
                                                   ========       ========       ========       ========
Basic and diluted net loss per share ........      $  (0.06)      $  (0.17)      $  (0.05)      $  (0.13)
                                                   ========       ========       ========       ========

Shares used in computing:
   Basic and diluted net loss per share .....        16,703         16,280         16,613         15,516

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            ARTISAN COMPONENTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                        Six Months Ended
                                                                            March 31,
                                                                     -----------------------
                                                                       2002           2001
                                                                     --------       --------
Cash flows from operating activities:
   Net loss ...................................................      $   (836)      $ (2,033)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depreciation and amortization ............................         2,218          1,233
     Amortization of goodwill and other intangible assets .....            --          2,012
     Gain on sale of fixed assets .............................            --            (33)
     Change in provision for doubtful accounts ................          (406)            --
     Compensation expense related to options granted ..........            --              8
     In process research and development ......................            --          2,441
     Changes in assets and liabilities:
         Contract receivables, net ............................            64         (3,585)
         Prepaid expenses and other assets ....................          (777)            --
         Deferred taxes .......................................            --         (1,363)
         Accounts payable and accrued liabilities .............          (797)           136
         Deferred revenue and other liabilities ...............           783          1,220
                                                                     --------       --------
         Net cash provided by operating activities ............           249             36
                                                                     --------       --------
Cash flows from investing activities:
   Purchase of property and equipment .........................          (802)          (314)
   Proceeds from sale of property and equipment ...............            --             50
   Acquisition of Physical Library Business of Synopsys .......            --        (14,451)
   Purchase of marketable securities ..........................       (19,400)       (17,524)
   Proceeds from sale of marketable securities ................        10,202         27,085
                                                                     --------       --------
         Net cash used in investing activities ................       (10,000)        (5,154)
                                                                     --------       --------
Cash flows from financing activities:
         Proceeds from issuance of common stock ...............         2,149          1,169
                                                                     --------       --------
         Net cash provided by financing activities ............         2,149          1,169
                                                                     --------       --------

Net decrease in cash and cash equivalents .....................        (7,602)        (3,949)
Cash and cash equivalents, beginning of period ................        31,592         33,278
                                                                     --------       --------
Cash and cash equivalents, end of period ......................      $ 23,990       $ 29,329
                                                                     ========       ========

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
   Issuance of common stock and assumption of obligations in
     connection with the acquisition of the Physical Library
     Business of Synopsys .....................................      $     --       $ 11,509

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            ARTISAN COMPONENTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF CONSOLIDATION AND PRESENTATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of Artisan Components, Inc. ("Artisan" or the "Company") and its wholly owned subsidiaries after elimination of all inter-company transactions. The Company's fiscal year ends September 30.

The accompanying unaudited condensed consolidated financial statements of Artisan have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The September 30, 2001 fiscal year end balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002 or any other future period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended September 30, 2001 included in the Company's Annual Report on Form 10-K as filed with the SEC.

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

                            ARTISAN COMPONENTS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (unaudited)

3. NET LOSS PER SHARE:

In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share amounts):

                                               Three Months                  Six Months
                                             Ended March 31,              Ended March 31,
                                        -----------------------       -----------------------
                                          2002           2001           2002           2001
                                        --------       --------       --------       --------
Numerator--Basic and Diluted
  Net loss .......................      $   (954)      $ (2,732)      $   (836)      $ (2,033)
                                        ========       ========       ========       ========
Denominator--Basic
  Weighted average common stock
     outstanding .................        16,703         16,280         16,613         15,516
                                        --------       --------       --------       --------
Basic net loss per share .........      $  (0.06)      $  (0.17)      $  (0.05)      $  (0.13)
                                        ========       ========       ========       ========
Denominator--Diluted
  Denominator--Basic .............        16,703         16,280         16,613         15,516
  Effect of Dilutive Securities
     Common stock options(1) .....            --             --             --             --
                                        --------       --------       --------       --------
                                          16,703         16,280         16,613         15,516
                                        --------       --------       --------       --------
Diluted net loss per share .......      $  (0.06)      $  (0.17)      $  (0.05)      $  (0.13)
                                        ========       ========       ========       ========

(1) 4,985,082 options to purchase shares of common stock were not included in the per share calculation in the three and six month periods ended March 31, 2002, because they were anti-dilutive. 3,515,583 options to purchase shares of common stock were not included in the per share calculation in the three and six month periods ended March 31, 2001, because they were anti-dilutive.

4. NEW ACCOUNTING STANDARDS:

In June 2001, the Financial Accounting Standards Board issued FAS No. 141 "Business Combinations" ("FAS 141") and FAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, upon initial adoption of the standard and then annually. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

                            ARTISAN COMPONENTS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

The Company adopted FAS 142 effective October 1, 2001. As a result of the adoption of FAS 142 workforce intangibles of $1.0 million were reclassified as goodwill. In addition the Company has ceased amortization of goodwill and the workforce intangible reclassified into goodwill. As of October 1, 2001, the net book value of these intangibles was $13.7 million and amortization of $4.6 million was recorded for the year ended September 30, 2001. If the Company had not adopted FAS 142, $1.5 million of amortization related to these intangibles would have been recorded during the quarter ended March 31, 2002 and $3.1 million of amortization related to these intangibles would have been recorded during the six months ended March 31, 2002. The following table outlines the effect of the amortization that would have been recorded if the Company had not adopted FAS 142:

                                                  Three months Ended      Six months ended
                                                    March 31, 2002          March 31, 2002
                                                    --------------          --------------
Reported new loss .....................               $   (954)               $   (836)
Less: Goodwill amortization ...........                  1,526                   3,052
                                                      --------                --------
Adjusted net loss .....................               $ (2,480)               $  (3,888)
                                                      ========                ========

Basic and diluted net loss per share:
   Reported net loss per share ........               $  (0.06)               $  (0.05)
   Adjusted net loss per share ........               $  (0.15)               $  (0.24)

Shares used in calculating:
   Basic and diluted net loss per share                 16,703                  16,280

The Company has also completed the initial impairment review required upon adoption of FAS 142 and did not record any impairment charge with respect to its goodwill intangibles. The Company will complete the annual review of goodwill and intangibles during the quarter ended September 30, 2002 and there can be no assurance that an impairment charge will not be necessary at that time.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 requires, among other things, retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element must be expensed over its useful life using a systematic and rational method. The Company will adopt SFAS No. 143 on October 1, 2002. The adoption of SFAS No. 143 is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The Company will adopt SFAS No. 144 on October 1, 2002. The adoption of SFAS No. 144 is not expected to have a significant impact on our financial position, results of operations or cash flows.

                                   (unaudited)

5. COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There is no difference between comprehensive loss and the net loss for the three and six month periods ended March 31, 2002 and 2001.

6. BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION:

The Company currently operates in one industry segment, the semiconductor intellectual property segment, for financial reporting purposes, and uses one measure of profitability for its business. The Company markets its products to customers in North America, Europe and Asia.

                                                  Three Months              Six Months
                                                Ended March 31,           Ended March 31,
                                              -------------------      --------------------
($ In Thousands)                               2002         2001         2002         2001
                                              ------      -------      -------      -------
Revenue from Unaffiliated Customers:
   Taiwan ..............................      $3,770      $ 1,865      $ 7,731      $ 3,981
   United States .......................       1,328        1,793        2,530        2,396
   Korea ...............................       1,025           56        1,391           66
   Singapore ...........................         781           25        1,732           76
   Germany .............................         610          739        1,210        1,272
   Japan ...............................         298        2,097          636        4,082
   Other ...............................         192          120          342          376
                                              ------      -------      -------      -------
                                              $8,004      $ 6,695      $15,572      $12,249
                                              ======      =======      =======      =======

The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. In the three month period ended March 31, 2002, Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, accounted for 40% of total revenue and Dongbu Electronics Co., Ltd., or Dongbu, accounted for 13% of total revenue. In the three month period ended March 31, 2001, TSMC accounted for 27% of total revenue, NEC Electronics, Inc., or NEC, accounted for 12% of total revenue, Sanyo Electric Company accounted for 11% of total revenue, Infineon Technologies AG, or Infineon, accounted for 11% of total revenue and National Semiconductor Company accounted for 10% of total revenue. In the six month period ended March 31, 2002, TSMC accounted for 42% of total revenue and Chartered Semiconductor Manufacturing, Ltd. accounted for 11% of total revenue. In the six month period ended March 31, 2001, TSMC accounted for 31% of total revenue, NEC accounted for 11% of total revenue and Infineon accounted for 10% of total revenue.

                            ARTISAN COMPONENTS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                   (unaudited)

7. LOSS ACCRUAL RELATED TO PREVIOUS FACILITY:

The Company continues to lease its previous office facility in Sunnyvale under a non-cancelable lease that expires in 2004. The Company is actively seeking a sub-tenant for this facility. As a result, at March 31, 2002 the Company had an accrued loss of $1.6 million representing the committed lease payments net of the estimated sublease income, the net book value of leasehold improvements of the building and the estimated commission expenses relating to the sublease. Should rental rates continue to decrease or should it take longer than expected to sublease this facility, the actual loss could exceed this estimate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Interim Financial Statements and the Notes thereto included elsewhere herein and the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended September 30, 2001 as filed with the Securities and Exchange Commission. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements can often be identified by the use of forward-looking words such as "may," "will," "could," "should," "expect," "believe," "anticipate," "estimate," "continue," "plan," "intend," "project," or other similar words.

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

We operate on a 52 week fiscal year ending September 30. Fiscal 2001 ended on September 30, 2001 and fiscal 2002 will end on September 30, 2002.

The worldwide electronics industry slowdown has continued into fiscal 2002. This slowdown, particularly in the semiconductor industry, has had and may continue to have a material adverse effect on our results of operations.

HOW WE LICENSE OUR PRODUCTS

Our customers include foundries, which are companies that only manufacture integrated circuits, and integrated device manufacturers, which are companies that both design and manufacture integrated circuits. Foundries and integrated device manufacturers invest significant resources in libraries that are designed to match their specific manufacturing processes. Our intellectual property components are designed to enable these companies to achieve the best combination of performance, density, power and yield for a given manufacturing process. Typically, a customer licenses one or more products designed for its manufacturing process. These products are accompanied by layout databases, software to support a customer's integrated circuit design tool environment and design methodology documentation.

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

Our customers also include semiconductor design companies that participate in our library distribution program. We distribute our products to companies that are customers of our licensed foundries. While the basic elements of the libraries are distributed at no charge, design companies can pay us a direct license and support fee to receive modified products and support from us. As part of the license agreement that is entered into by the design companies to obtain our products, the design companies agree to manufacture any semiconductor design using any of these libraries at the particular foundry for which the library was developed. The foundry then pays us a royalty based on the volume of the foundry's sales containing our intellectual property.

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

CUSTOMER AND GEOGRAPHIC CONCENTRATION

We have been dependent on a relatively small number of customers for a substantial portion of our revenue, although the customers comprising this group have changed from time to time. In the three month period ended March 31, 2002, Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, accounted for 40% of total revenue and Dongbu Electronics Co., Ltd., or Dongbu, accounted for 13% of our total revenue. In the three month period ended March 31, 2001, TSMC accounted for 27% of total revenue, NEC Electronics, Inc., or NEC, accounted for 12% of our total revenue, Sanyo Electric Company accounted for 11% of our total revenue, Infineon Technologies AG, or Infineon, accounted for 11% of our total revenue and National Semiconductor Company accounted for 10% of total revenue. In the six month period ended March 31, 2002, TSMC accounted for 42% of total revenue and Chartered Semiconductor Manufacturing, Ltd. accounted for 11% of our total revenue. In the six month period ended March 31, 2001, TSMC accounted for 31% of total revenue, NEC accounted for 11% of our total revenue and Infineon accounted for 10% of our total revenue. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing our products.

Historically, a substantial portion of our total revenue has been derived from customers outside the United States, primarily from Asia and, to a lesser extent, Europe. International revenue as a percentage of our total revenue was approximately 83% in the three month period ended March 31, 2002 and 73% in the three month period ended March 31, 2001. International revenue as a percentage of our total revenue was approximately 84% in the six month period ended March 31, 2002 and 80% in the six month period ended March 31, 2001. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars.

SOURCES OF REVENUE AND CRITICAL ACCOUNTING POLICIES REGARDING REVENUE
RECOGNITION

We recognize and report revenue in two separate categories: license revenue and royalty revenue. License revenue is derived from license fees, maintenance fees and support fees. License fees are derived from the purchase of our products. Maintenance fees are derived from maintenance contracts, which are part of a licensing arrangement. Support fees are derived from arrangements with customers of our licensed foundries to support the use of our libraries in their designs. Royalty revenue is derived from fees associated with the volume of a licensee's production and sales containing our intellectual property.

LICENSE REVENUE

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

For all licenses, we use both a binding purchase order and signed license agreement as evidence of the arrangement. Our standard payment terms require that a portion of the total license fee be paid upon signing of the contract and the remaining balance be paid within 60 days of product delivery. We do not generally enter into extended payment terms. However, at the time the transaction is entered into, we assess whether associated fees are fixed, determinable and within normal payment terms. In the event that we determine that the fees are not fixed and determinable, we recognize revenue based on the lower of the percentage of completion method or the amount of fees actually becoming due.

The customization of our products generally takes up to six months, for a substantial majority of our license revenue, and we use the percentage of completion method to recognize revenue from the sale of licensed products. We estimate the percentage of completion based on actual costs incurred to date as a percentage of the estimated total costs required to complete the project. Revenue recognized in any quarter is dependent on our progress toward completion of projects in development. Significant management judgment and discretion is used to estimate total project completion costs. Any changes in or deviation from these estimates could have a material effect on the amount of revenue recognized in any period.

We assess cash collections based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. We do not generally request collateral from our customers. In cases where a customer's credit worthiness is uncertain, we require a letter of credit as assurance of payment. If we determine that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured.

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

We derive a substantial majority of our total revenue from license fees associated with the sale of products, including support and maintenance fees. Together, these license fees and support and maintenance fees accounted for 69% of total revenue in the three month period ended March 31, 2002, and 83% of total revenue in the three month period ended March 31, 2001. These license fees and support and maintenance fees accounted for 71% of total revenue in the six month period ended March 31, 2002 and 82% of total revenue in the six month period ended March 31, 2001. We expect that license revenue will continue to account for a substantial portion of our total revenue for the foreseeable future.

ROYALTY REVENUE

Royalty revenue is calculated based on unit sales by manufacturers of integrated circuits or wafers containing our intellectual property components. Given that we provide our products early in the customer's integrated circuit design process, there is a significant delay between the time we deliver a product and the time we receive royalty revenue when the semiconductors have been manufactured.

Royalty revenue is recognized based on royalty reports received from our customers. According to contract terms, a portion of each royalty payment is credited back to the customer's account for use as payment of license fees for future orders placed with us. The remaining portion of the royalty is reported as net royalty revenue. The amount of credits that can be earned by a customer is limited to the cumulative amount of orders placed by that customer for a given process technology. A customer has a limited time to use the credits before they expire, generally approximately 18 months. As a result, we defer any royalty revenue associated with our "credit-back" program until the customer purchases additional licenses or the "credit-back" expires, whichever is earlier. If the customer does not use the credits within this period, we record the amount of expired credits as revenue and no longer have an obligation to provide any future products for such credits. Our success will depend, in part, on our ability to generate royalty revenue from a substantially larger number of designs and on many of these designs achieving large manufacturing volumes.

To date, a substantial portion of our royalty revenue has been derived from one customer, TSMC. In the three month period ended March 31, 2002, TSMC accounted for 94% of net royalty revenue. In the six month period ended March 31, 2002, TSMC accounted for 91% of net royalty revenue. In the three month period ended March 31, 2001, TSMC accounted for 92% of net royalty revenue. In the six month period ended March 31, 2001, TSMC accounted for 94% of net royalty revenue. Net royalty revenue as a percentage of total revenue was 31% in the three month period ended March 31, 2002, and 17% in the three month period ended March 31, 2001. We expect royalty revenue to grow as a percent of total revenue; however, we expect that royalty revenue as a percentage of total revenue may vary significantly from quarter to quarter. For example, net royalty as a percentage of revenue was 31% in the three month period ended March 31, 2002, 26% in the first quarter of fiscal 2002 and 19% in the fourth quarter of fiscal 2001.

OTHER CRITICAL ACCOUNTING POLICIES

ACCOUNTING FOR INCOME TAXES

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As of March 31, 2002, we have recorded a full valuation allowance against our deferred tax assets. Should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

GOODWILL

We have completed an acquisition that resulted in goodwill, which affects the amount of possible impairment expense that we will incur. The determination of the value of goodwill requires management to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. On October 1, 2001, we adopted Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets," and were required to analyze our goodwill for impairment. Our initial impairment review did not indicate a need for any impairment charge.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is evaluated periodically based on the aging of accounts receivable, the financial condition of customers and their payment history, historical write-off experience and other assumptions.

IMPACT OF FUTURE ACCOUNTING RULE CHANGES

Future changes in accounting pronouncements, including those affecting revenue recognition, could require us to change our methods of revenue recognition. These changes could cause us to defer revenue from current periods to subsequent periods or accelerate recognition of deferred revenue to current periods.

RESULTS OF OPERATIONS

The worldwide electronics industry slowdown has continued in fiscal 2002. This slowdown, particularly in the semiconductor industry, has had and may continue to have a material adverse effect on our results of operations.

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of total revenue:

                                                       Three Months                 Six Months
                                                      Ended March 31,             Ended March 31,
                                                   --------------------        --------------------
                                                    2002          2001          2002          2001
                                                   ------        ------        ------        ------
Revenue:
   License ..................................        68.6%         83.0%         71.2%         81.8%
   Net royalty ..............................        31.4          17.0          28.8          18.2
                                                   ------        ------        ------        ------
       Total revenue ........................       100.0         100.0         100.0         100.0
                                                   ------        ------        ------        ------

Costs and expenses:
   Cost of revenue ..........................        19.2          22.5          20.0          20.7
   Product development ......................        40.2          48.1          39.3          44.9
   Sales and marketing ......................        25.3          23.6          26.2          24.6
   General and administrative ...............         7.4           9.8           7.7          10.8
   Amortization of acquired technology ......         5.0           6.0           5.1           3.2
   In process research and development ......          --          36.5            --          19.9
   Amortization of goodwill and other
     intangible assets ......................         1.2          24.1           1.2          13.2
                                                   ------        ------        ------        ------
       Total costs and expenses .............        98.3         170.6          99.5         137.3
                                                   ------        ------        ------        ------
Operating income (loss) .....................         1.7         (70.6)          0.5         (37.3)
Interest and other income (expense), net ....       (13.1)          8.8          (5.1)         12.2
                                                   ------        ------        ------        ------
Loss before provision (benefit) for income
   taxes ....................................       (11.4)        (61.8)         (4.6)        (25.1)
Provision (benefit) for income taxes ........         0.5         (21.0)          0.8          (8.5)
                                                   ------        ------        ------        ------
Net loss ....................................       (11.9)%       (40.8)%        (5.4)%       (16.6)%
                                                   ======        ======        ======        ======

REVENUE

                            Three Months Ended                   Six Months Ended
                                 March 31,                           March 31,
                      ------------------------------      ------------------------------
($ In Thousands)       2002      Inc/(Dec)     2001         2002     Inc/(Dec)     2001
                      ------     ---------    ------      -------    ---------   -------
License ........      $5,492        (1)%      $5,555      $11,091       11%      $10,017
Net royalty ....       2,512       120%        1,140        4,481      101%        2,232
                      ------                  ------      -------                -------
Total revenue ..      $8,004        20%       $6,695      $15,572       27%      $12,249
                      ======                  ======      =======                =======

Total revenue increased 20% in the three month period ended March 31, 2002, as compared to the three month period ended March 31, 2001, due to an increase in net royalty revenue. Total revenue increased 27% in the six month period ended March 31, 2002, as compared to the same period of fiscal 2001, due to an increase in both license revenue and net royalty revenue.

In April 2002, we entered into a multi-year licensing agreement with International Business Machines Corporation, or IBM, under which we will customize a variety of our library products for IBM. This agreement had no financial impact on the period covered by this report.

Gross royalty revenue is calculated based on per unit sales by our customers of integrated circuits or wafers containing our IP components. Total gross royalties for the three month period ended March 31, 2002 were $3.7 million and total gross royalties for the three month period ended March 31, 2001 were $1.7 million. Total gross royalties for the six month period ended March 31, 2002 were $6.5 million and total gross royalties for the same period of fiscal 2001 were $3.3 million. From gross royalties, a portion was credited back to the customer's account for use as payment of license fees for future orders to be placed with us. The remaining portion of gross royalty revenue was reported as net royalty revenue. Net royalty revenue increased as a percentage of revenue from 17% for the three months ended March 31, 2001 to 31% for the three months ended March 31, 2002, primarily due to increased net royalty revenue in the latter period.

COSTS AND EXPENSES

                                Three Months Ended                Six Months Ended
                                     March 31,                        March 31,
                            --------------------------      ---------------------------
($ In Thousands)             2002    Inc/(Dec)   2001        2002    Inc/(Dec)     2001
                            ------   ---------  ------      ------   ---------   ------
Cost of revenue ......      $1,541      2%      $1,512      $3,121      23%      $2,533
Product development ..       3,215      0%       3,220       6,118      11%       5,499
                            ------              ------      ------               ------
Engineering costs ....      $4,756      1%      $4,732      $9,239      15%      $8,032
                            ======              ======      ======               ======

Engineering costs are allocated between cost of revenue and product development expenses. Engineering efforts devoted to developing products as part of specific customer projects are recognized as cost of revenue. The balance of engineering costs, incurred for general development of our technology, is charged to product development. Engineering costs generally are expensed as incurred. Engineering costs increased 1% in the three month period ended March 31, 2002 as compared to the three month period ended March 31, 2001. Engineering costs increased 15% in the six month period ended March 31, 2002 as compared to the six month period ended March 31, 2001. The absolute dollar increase in engineering costs of $1.2 million was primarily due to an increase in headcount and personnel expenses of $885,000, increased leasing costs associated with the relocation of our principal offices of $518,000, increased use of outside services of $260,000, and an increased warranty expense of $125,000, partially offset by a one-time decrease in computer and networking equipment maintenance and depreciation costs of $559,000. The increase in engineering headcount-related costs in the six month period ended March 31, 2002 as compared to the six month period ended March 31, 2001, was primarily due to our acquisition of the personnel associated with the physical library business of Synopsys Inc.

Cost of revenue increased 2% in the three month period ended March 31, 2002 as compared to the three month period ended March 31, 2001. Cost of revenue increased 23% in the six month period ended March 31, 2002 as compared to the six month period ended March 31, 2001. The absolute dollar increase of cost of revenue of $588,000 in the six month period ended March 31, 2002, as compared to the six month period ended March 31, 2001 was due to increased engineering hours allocated to revenue generating projects of $393,000, increased warranty expense of $125,000, and an increase in the use of outside services of $70,000.

Product development expenses were approximately the same in the three month period ended March 31, 2002 as compared to the three month period ended March 31, 2001. Product development expenses increased 11% in the six month period ended March 31, 2002 as compared to the six month period ended March 31, 2001. The absolute dollar increase of $619,000 in the six month period ended March 31, 2002, as compared to the six month period ended March 31, 2001, was due to an increase in headcount and personnel expenses of $885,000, increased leasing costs associated with the relocation of our principal offices of $518,000, increased use of outside services of $190,000, partially offset by a one-time decrease in computer and networking equipment maintenance and depreciation costs of $559,000, increased engineering hours allocated to revenue generating projects of $393,000 and increased hours allocated to warranty related projects of $22,000. We expect that product development expenses will continue to increase in absolute dollars.

                                     Three Months Ended                  Six Months Ended
                                          March 31,                          March 31,
                                -----------------------------      -----------------------------
($ In Thousands)                 2002     Inc/(Dec)     2001        2002     Inc/(Dec)     2001
                                ------    --------     ------      ------    ---------    ------
Sales and marketing expenses    $2,027       28%       $1,581      $4,071       35%       $3,007
                                ======                 ======      ======                 ======

Sales and marketing expenses include salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses increased by 28% in the three month period ended March 31, 2002, compared to the three month period ended March 31, 2001. The increase in absolute dollars in sales and marketing expenses of $446,000 in the three month period ended March 31, 2002, as compared with the three month period ended March 31, 2001, was primarily attributable to an increase in headcount and personnel expenses of $428,000, increased leasing costs associated with the relocation of our principal offices of $57,000, increased travel expenses of $28,000 and increased outside services of $23,000, partially offset by decreased marketing program expenses of $88,000. Sales and marketing expenses increased by 35% in the six month period ended March 31, 2002, as compared to the six month period ended March 31, 2001. The increase in absolute dollars in sales and marketing expenses of $1.1 million in the six month period ended March 31, 2002, as compared with the six month period ended March 31, 2001, was primarily attributable to an increase in headcount and personnel expenses of $967,000, increased leasing costs associated with the relocation of our principal offices of $188,000 and an increase in other facilities and connectivity costs related to remote offices of $62,000, partially offset by decreased marketing program expenses of $136,000.

                                   Three Months Ended               Six Months Ended
                                        March 31,                       March 31,
                                ------------------------      ----------------------------
($ In Thousands)                2002    Inc/(Dec)   2001       2002     Inc/(Dec)    2001
                                ----    ---------   ----      ------    ---------   ------
General and administrative
    expenses                    $594      (9%)      $656      $1,202      (9%)      $1,325
                                ====                ====      ======                ======

General and administrative expenses decreased 9% in the three month period ended March 31, 2002 as compared to the three month period ended March 31, 2001. The absolute dollar decrease in general and administrative expenses of $62,000 in the three month period ended March 31, 2002, as compared to the six month period ended March 31, 2001, was due to a reduction in the provision for doubtful accounts resulting from collection activities of $406,000, partially offset by increased directors and officers' insurance, legal and accounting costs of $188,000, increased personnel related costs of $93,000, increased costs of outside services of $32,000 and increased other costs of $31,000. General and administrative expenses decreased 9% in the six months ended March 31, 2002 as compared to the six month period ended March 31, 2001. The absolute dollar decrease in general and administrative expenses of $123,000 in the six month period ended March 31, 2002, as compared to the six month period ended March 31, 2001, was due to a reduction in the provision for doubtful accounts resulting from collection activities of $406,000 and decreased costs of outside services of $74,000, partially offset by increased directors and officers' insurance, legal and accounting costs of $305,000, increased leasing costs associated with the relocation of our principal offices of $46,000 and increased other costs of $6,000. We expect general and administrative expenses to grow in absolute dollars in future periods.

                                              Three Months Ended                Six Months Ended
                                                   March 31,                       March 31,
                                         ---------------------------      ---------------------------
($ In Thousands)                         2002    Inc/(Dec)     2001       2002     Inc/(Dec)     2001
                                         ----    ---------    ------      ----     ---------    -----
Amortization of acquired
    technology ....................      $397        0%       $  397      $794       100%       $  397
Amortization of goodwill and
    other intangible assets .......        95      (94)%       1,615       190       (88)%       1,615
In process research and
    development ...................        --      N/A         2,441        --       N/A         2,441
                                         ----                 ------      ----                  ------
Acquisition-related
expenses ..........................      $492      (89)%      $4,453      $984       (78)%      $4,453
                                         ====                 ======      ====                  ======

The amortization of acquired technology and goodwill and other intangible assets, as well as the one-time charge for in process research and development are due to the acquisition of the physical library business of Synopsys. The Company adopted FAS 142 effective October 1, 2001. Therefore, we have ceased amortization of goodwill and the workforce intangible. The decrease in acquisition related expenses of $4.0 million in the three month period ended March 31, 2002 and $3.5 million in the six month period ended March 31, 2002, as compared to the corresponding periods in fiscal 2001, was due to the adoption of FAS 142.

INTEREST AND OTHER INCOME, NET

                                        Three Months Ended                Six Months Ended
                                             March 31,                       March 31,
                                   ---------------------------      ---------------------------
($ In Thousands)                     2002     Inc/(Dec)   2001       2002     Inc/(Dec)   2001
                                   -------    ---------   ----      -----     ---------  ------
Interest and other income
    (expense), net ..........      $(1,051)      N/A      $588      $(795)      N/A      $1,488
                                   =======                ====      =====                ======

Other expense of $1.1 million in the three month period ended March 31, 2002 and $795,000 in the six month period ended March 31, 2002 were primarily due to an additional accrual related to an increase in the anticipated loss related to our previous office facility, partially offset by interest income. Other income of $588,000 in the three month period ended March 31, 2002 and $1.5 million in the six month period ended March 31, 2001 were primarily due interest income on our investment portfolio. Interest income has declined significantly in both the three and six month periods ended March 31, 2002, due to lower interest rates.

INCOME TAXES

                                         Three Months Ended                 Six Months Ended
                                              March 31,                        March 31,
                                     ---------------------------       --------------------------
($ In Thousands)                     2002     Inc/(Dec)    2001        2002   Inc/(Dec)     2001
                                     ----     ---------  -------       ----   ---------   -------
Provision for income
    taxes ...................        $38        N/A      $(1,407)      $117      N/A      $(1,047)
                                     ===                 =======       ====               =======

We recorded a tax provision of $38,000 during the three months ended March 31, 2002 versus a tax benefit of $1.4 million during the three months ended March 31, 2001. We recorded a tax provision of $117,000 during the six month period ended March 31, 2002 versus a tax benefit of $1.0 million during the six month period ended March 31, 2001. The provisions for taxes in the three and six month periods ended March 31, 2002 were due to foreign taxes withheld for which no tax benefit could be taken in the U.S. and U.S. taxes payable due to certain expenses not currently deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily from license and royalty revenue received from inception to March 31, 2002, the net proceeds of $27.1 million from our February 1998 initial public offering of Common Stock, the net proceeds of $15.8 million from our April 1998 secondary offering of Common Stock and, to a lesser extent, the proceeds of approximately $7.7 million from the sale of Preferred Stock and a warrant.

Net cash provided by operating activities was $249,000 in the six month period ended March 31, 2002 and $36,000 in the six month period ended March 31, 2001. Net cash provided by operating activities in the six month period ended March 31, 2002 was primarily due to an increase in deferred revenue and long-term liabilities, plus depreciation, partially offset by a decrease in the provision for doubtful accounts, an increase in prepaid expenses and other assets and a decrease in accounts payable and other liabilities and our net loss. Net cash provided by operating activities in the six month period ended March 31, 2001 was primarily due to non-cash charges associated with depreciation and amortization, amortization of goodwill and other intangible assets, and the one-time charge for in process research and development related to the acquisition of the Physical Library Business of Synopsys. and an increase in deferred revenue and other long-term liabilities, partially offset by our net loss, an increase in contract receivables and an increase in deferred taxes.

Net cash used in investing activities was $10.0 million in the six month period ended March 31, 2002 and $5.2 million in the six month period ended March 31, 2001. In the six month period ended March 31, 2002, investing activities consisted primarily of net purchases of marketable securities and acquisition of property and equipment. In the six month period ended March 31, 2001, investing activities consisted primarily of the acquisition of the Physical Library Business of Synopsys and the purchase of property and equipment, partially offset by net sales of marketable securities.

Net cash provided by financing activities was $2.1 million in the six month period ended March 31, 2002 and $1.2 million in the six month period ended March 31, 2001. Net cash provided by financing activities in both periods consisted of proceeds from the issuance of common stock to employees upon the exercise of stock options and the purchase of stock through the employee stock purchase plan.

At March 31, 2002, we had cash, cash equivalents and current marketable securities of $43.9 million and working capital of $45.1 million.

The following table represents our future commitments under minimum annual lease payments as of March 31, 2002:

      Second half of Fiscal 2002 .........................         $   891
      Fiscal 2003 ........................................           2,281
      Fiscal 2004 ........................................           2,425
      Fiscal 2005 ........................................           1,930
      Fiscal 2006 and thereafter .........................           6,092
                                                                   -------
      Total minimum annual lease payments ................         $13,619

We rent our office facility in Sunnyvale under a noncancelable operating lease that expires in 2008. Under the terms of the lease, we issued a letter of credit in the amount of $284,000, representing the security deposit. Under the terms of the lease, we are responsible for a proportionate amount of taxes, insurance and common area maintenance costs.

We continue to lease our previous office facility in Sunnyvale under a non-cancelable lease that expires in 2004. We are actively seeking a sub-tenant for this building. As a result, at March 31, 2002 we have an accrued loss of $1.6 million representing the committed lease payments net of the estimated sublease income, the net book value of leasehold improvements of the building and the estimated commission expenses relating to the sublease. Should rental rates continue to decrease or should it take longer than expected to sublease this facility, the actual loss could exceed this estimate.

We entered into a new lease for 12,037 square feet of office space for our sales office in Tokyo, Japan. The term of this lease is 24 months and it expires in 2004.

We expect to finance these future commitments using existing cash resources and cash flow generated from future operations.

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

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued FAS No. 141 "Business Combinations" ("FAS 141") and FAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that the purchase method Of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, upon initial adoption of the standard and then annually. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

The Company adopted FAS 142 effective October 1, 2001. As a result of the adoption of FAS 142 workforce intangibles of $1.0 million were reclassified as goodwill. In addition the Company has ceased amortization of goodwill and the workforce intangible assumed into goodwill. As of October 1, 2001, the net book value of these intangibles was $13.7 million and amortization of $4.6 million was recorded for the year ended September 30, 2001. If the Company had not adopted FAS 142, $1.5 million of amortization related to these intangibles would have been recorded during the quarter ended March 31, 2002 and $3.1 million of amortization related to these intangibles would have been recorded during the six months ended March 31, 2002.

The Company has also completed the initial impairment review required upon adoption of FAS 142 and did not record any impairment charge with respect to its goodwill intangibles. The Company will complete the annual review of goodwill and intangibles during the quarter ended September 30, 2002, and there can be no assurance that an impairment charge will not be necessary at that time.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 requires, among other things, retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element must be expensed over its useful life using a systematic and rational method. We will adopt SFAS No. 143 on October 1, 2002. The adoption of SFAS No. 143 is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which is required to be applied starting with fiscal years beginning after December 12, 2001. SFAS No. 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. We will adopt SFAS No. 144 on October 1, 2002. The adoption of SFAS No. 144 is not expected to have a significant impact on our financial position, results of operations or cash flows.

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

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The carrying values approximate fair values at March 31, 2002 and September 30, 2001. All investments mature in one year or less.

                                  CARRYING       AVERAGE RATE       CARRYING       AVERAGE RATE
                                  VALUE AT       OF RETURN AT       VALUE AT       OF RETURN AT
                                  MARCH 31,       MARCH 31,      SEPTEMBER 30,     SEPTEMBER 30,
                                    2002             2002             2001              2001
                               --------------    ------------    --------------    -------------
                               (IN THOUSANDS)    (ANNUALIZED)    (IN THOUSANDS)     (ANNUALIZED)
INVESTMENT SECURITIES:

Cash Equivalents -
         variable rate .....      $ 6,943            0.7%            $ 3,708            3.2%
Money market funds -
         variable rate .....          473            1.8%                121            3.2%
Cash Equivalents -
         fixed rate ........       16,575            1.9%             27,763            4.0%
Short-term investments -
         fixed rate ........       19,934            2.3%             10,737            4.1%
                                  -------                            -------
Total                             $43,925                            $42,329
                                  =======                            =======

FACTORS AFFECTING FUTURE OPERATING RESULTS

OUR BUSINESS DEPENDS ON CONTINUED DEMAND FOR COMPLEX SYSTEM-ON-A-CHIP SEMICONDUCTORS AND THE ELECTRONIC EQUIPMENT THAT INCORPORATE THEM

Our business is substantially dependent on the adoption of our technology by semiconductor manufacturers and on an increasing demand for products requiring complex system-on-a-chip integrated circuits, such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations. A system-on-a-chip is a semiconductor that includes the computing, memory and communications components that previously had been available only on separate chips. Our business is subject to many risks beyond our control that influence the success of our customers including, among others, competition faced by each customer in its particular industry, market acceptance of the customer's products that incorporate our technology, the engineering, sales and marketing capabilities of the customer and the financial and other resources of the customer. Demand for our products may also be affected by mergers in the semiconductor and systems industries, which may reduce the aggregate level of purchases of our products and services by the combined companies. If there is faltering growth in the semiconductor and systems industries, a reduced number of design starts, shifts in the types of integrated circuits manufactured, tightening of customers' operating budgets or consolidation among our customers, our business could suffer.

The semiconductor and electronics products industries are characterized by rapid technological change, frequent introductions of new products, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Each of these industries is highly cyclical and has periodically experienced significant downturns, often in connection with or in anticipation of decline in general economic conditions during which the number of new semiconductor design projects often decreases. Revenue generated from the licensing of our products is influenced by the level of design efforts by our customers. If these industries experience a downturn, then our business could suffer.

THE SEMICONDUCTOR INDUSTRY IS CYCLICAL IN NATURE AND A GENERAL ECONOMIC DOWNTURN IN THE UNITED STATES OR ABROAD MAY REDUCE OUR REVENUE AND HARM OUR BUSINESS

The primary customers for our IP components are semiconductor design and manufacturing companies. Any significant downturn in our customers' markets, or domestic and global conditions which result in the reduction of research and development budgets or the delay of software purchases by our customers would likely result in a decline in demand for our IP components and services and could harm our business. In addition, the markets for semiconductor products are cyclical. For example, in previous years certain Asian countries have experienced significant economic difficulties, including currency devaluation and instability, business failures and a depressed business environment. These difficulties have coincided with a significant downturn in the semiconductor market, resulting in reduced budgets for chip design tools which, in turn, has negatively impacted us.

The semiconductor industry suffered a sharp decline in orders and revenue in 2001 and this weakness has continued in 2002. Many semiconductor manufacturers and vendors of products incorporating semiconductors announced earnings shortfalls and employee layoffs. Overall, customer spending tightened. These conditions have negatively affected our business, and will continue to do so in the future if these conditions persist. The outlook for the electronics industry is uncertain and it is very difficult to predict how long the current weakness will last.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE

Our operating results have fluctuated in the past as a result of a number of factors including:

      o the relatively large size and small number of customer orders we receive during a given period;

      o the timing of customer orders, including the capital budgeting and purchasing cycles of our customers;

      o the size and timing of production by our customers of chips containing our IP components;

      o the gain or loss by us of a large semiconductor manufacturing customer or the gain or loss by such customer of a major order of chips containing our IP components;

      o delays in the design process due to changes by a customer to its order after it is placed;

      o our progress on contracts that are billed and recognized to revenue on a percentage of completion basis, which represent a substantial majority of our contracts and have completion periods of three to six months;

      o the accuracy of our estimates for project completion costs and costs incurred to date, which estimates involve significant management judgment and discretion;

      o     the length of our sales cycle;

      o our ability to develop, introduce and market new products and product enhancements;

      o the timing of our new product announcements and introductions and those of our competitors;

      o     market acceptance of our products; and

      o fluctuations in the demand for semiconductors and end user products that incorporate semiconductors.

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

WE HAVE INCURRED OPERATING LOSSES IN RECENT PERIODS AND MAY BE UNABLE TO RETURN TO OR MAINTAIN PROFITABILITY

We incurred net operating losses in the first six months of fiscal 2002, fiscal 2001, 2000 and 1999. If our revenue in future periods increases more slowly than we expect or not at all, we may not return or subsequently maintain profitability. In addition, most of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. We expect to continue to incur significant expenses in connection with funding for research and development, operational and administrative activities and expansion of our sales and marketing efforts. As a result, we will need to increase revenue to achieve profitability. If we do return to profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to return to and subsequently maintain profitability, our business and financial condition would suffer, we could lose the benefit of tax credits and other deferred tax assets and our stock price could decline.

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON ROYALTIES AS A KEY COMPONENT OF OUR BUSINESS MODEL AND IF WE FAIL TO REALIZE EXPECTED ROYALTIES OUR BUSINESS WILL SUFFER

Royalty payments are calculated based on per unit sales by our customers of integrated circuits or wafers containing our IP components. We received our first royalty revenue in the third quarter of fiscal 1999. We believe that our long-term success is substantially dependent on future royalties.

We face risks inherent in a royalty based business model, such as the rate of incorporation of our IP components into semiconductor designs, the rate of adoption of our IP components by semiconductor manufacturers, and the demand for products incorporating such integrated circuits. Additionally, our ability to forecast and realize royalty revenue is limited by factors that are beyond our control. Such factors include the timing of the manufacture of royalty-bearing integrated circuits, the price charged by semiconductor manufacturers to their customers for royalty-bearing integrated circuits, and the quantity of royalty-bearing integrated circuits ordered and actually manufactured. Even if our IP components are used in a product that achieves commercial success, the royalty rate that we negotiate with our customers varies, and in certain cases, with respect to specific process geometries, or product generations, changes over time. Accordingly, on a period-to-period basis, royalty revenue as a percentage of total revenue may vary significantly. For example, net royalty revenue as a percentage of total revenue was 31% in the second quarter of fiscal 2002, 26% in the first quarter of fiscal 2002 and 19% in the fourth quarter of 2001.

There is significant delay and uncertainty between the delivery of our IP components and the generation of royalty revenue. In addition to the factors described above, this delay and uncertainty is due to the delivery and application of our products early in the integrated circuit design process and delays in our recognition of royalty revenue. We recognize royalty revenue in the quarter in which we receive a royalty report from a customer, provided that other conditions to revenue recognition have been satisfied. As a result, our recognition of royalty revenue typically lags behind the quarter in which the related chip is sold by our customer by at least one quarter. We cannot be certain that our business strategy will be successful in expanding the number of royalty bearing contracts with customers, nor can we be certain that we will receive significant royalty revenue in the future.

We also face risks relating to the accuracy and completeness of the royalty collection process. Our ability to generate royalty revenue depends, in part, on our ability to negotiate, structure, monitor and enforce agreements for the determination and payment of royalties. We have only limited experience and systems in place to conduct reviews of the accuracy of the royalty reports we receive from our licensees. We have the right to audit the records of semiconductor manufacturers who license our products to help ensure the integrity of their royalty reporting systems; however, such audits may only be conducted periodically and may be at our expense. We cannot be certain that the costs incurred by us to improve our systems and processes and in conducting these audits will not exceed the royalties that result from these efforts.

IF THE MARKET FOR THIRD PARTY IP COMPONENTS DOES NOT EXPAND, OUR BUSINESS MAY SUFFER

Our ability to achieve sustained revenue growth and profitability in the future will depend on the continued development of the market for third party IP components and, to a large extent, on the demand for system-on-a-chip integrated circuits. System-on-a-chip integrated circuits are characterized by rapid technological change and competition from an increasing number of alternate design strategies such as combining multiple chips to create a system-on-package. We cannot be certain that the market for third party IP components and system-on-a-chip integrated circuits will continue to develop or grow at a rate sufficient to support our business. If either of these markets fails to grow or develops slower than expected, then our business will suffer. A significant majority of our existing and potential customers currently rely on components developed internally and/or by other vendors. Our future growth, if any, is dependent on the adoption of, and increased reliance on, third party design components by both existing and potential customers.

WE CONTINUE TO EXPERIENCE INTENSE COMPETITION FROM OTHER IP COMPONENT AND ELECTRONIC DESIGN AUTOMATION COMPANIES, AND THIS COMPETITION COULD NEGATIVELY AFFECT OUR BUSINESS AND OUR REVENUES

Our strategy of targeting semiconductor manufacturers that participate in, or may enter, the system-on-a-chip market requires us to compete in intensely competitive markets. Within the third party IP component market, we compete primarily against Avant! Corporation, Nurlogic Design, Inc., Virage Logic Corporation and Virtual Silicon Technology, Inc. In addition, we may face competition from consulting firms and companies that typically have operated in the generic library segment of the market and that now seek to offer customized IP components as enhancements to their generic solutions. We also face significant competition from internal design groups of semiconductor manufacturers that have expanded their manufacturing capabilities and portfolio of IP components to participate in the system-on-a-chip market. These internal design groups compete with us for access to the parent's IP component requisitions and may eventually compete with us to supply IP components to third parties on a merchant basis. If internal design groups expand their product offerings to compete directly with our products or actively seek to participate as vendors in the IP component market by selling to third party semiconductor manufacturers, then our revenue and operating results could be negatively affected. We also face competition from vendors that supply electronic design automation, or EDA, software tools. We cannot be certain that we will be able to compete successfully against such EDA companies.

We expect competition to increase in the future from existing competitors and from new market entrants with products that may be less expensive than ours or that may provide better performance or additional features not currently provided by our products. Many of our current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources, greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than us. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, some of our principal competitors maintain their own design tools and IP component libraries which allow them to offer a single vendor solution. Internal design groups provide IP components developed to utilize the qualities of a given manufacturing process, and may therefore benefit from certain capacity, cost and technical advantages.

In connection with our acquisition of the physical library business of Synopsys in January 2001, Synopsys agreed that it would not engage in the development, sale, marketing or support of certain IP components for a period of two years commencing in January 2001. This restriction is subject to early termination upon the occurrence of certain events, including but not limited to a sale of our company. If, upon termination of this restriction, Synopsys elects to engage in the development, sale, marketing or support of IP components that compete with our IP components, our revenue and operating results could be negatively affected.

Our ability to compete successfully in the market for IP components will depend upon numerous factors, many of which are beyond our control including, but not limited to:

      o     our success in designing new products;

      o     our ability to implement new designs at smaller process geometries;

      o access to adequate EDA tools (many of which are licensed from our current or potential competitors);

      o the price, quality and timing of our new product introductions and those of our competitors;

      o     the emergence of new IP component interchangeability standards;

      o the widespread licensing of IP components by semiconductor manufacturers or their design groups to third party manufacturers;

      o     our ability to protect our IP;

      o     market acceptance of our IP components;

      o     success of competitive products; and

      o continued market acceptance of products using system-on-a-chip integrated circuits and industry and general economic conditions.

We cannot be certain that we will be able to compete successfully in the market for third party IP components.

IF WE FAIL TO ENHANCE OUR IP COMPONENT LIBRARIES AND DEVELOP AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS, WE MAY NOT BE ABLE TO ADDRESS THE NEEDS OF OUR CUSTOMERS, OUR TECHNOLOGY MAY BECOME OBSOLETE AND OUR RESULTS OF OPERATIONS MAY BE HARMED

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

From time to time, we have experienced delays in the progress of certain projects, and we may continue to experience such delays in the future. Any delay or failure to achieve progress could result in damage to customer relationships and our reputation, underutilization of engineering resources, delay in the market acceptance of our products and a decline in revenue, any of which could negatively affect our business.

OUR SALES CYCLE IS UNPREDICTABLE AND MAY BE MORE THAN TWELVE MONTHS, SO WE MAY FAIL TO ADEQUATELY ADJUST OUR EXPENSES TO ANTICIPATED REVENUE IN ANY GIVEN PERIOD OR MEET MARKET EXPECTATIONS

The license of our products typically involves a significant commitment of capital by the customer and a purchase will often be timed to coincide with a customer's migration to a new manufacturing process. Potential customers generally commit significant resources to an evaluation of available IP or IP solutions and require that we expend substantial time, effort and resources to educate them about the value of our products. Despite these efforts, potential customers may select an alternate solution or delay or forego a license of our products. Once we receive and accept an order from a customer, we must commit significant resources to customizing our products for the customer's manufacturing process. This customization is complex and time consuming and is subject to a number of risks over which we have little or no control. These risks include the customer's alterations of its manufacturing process or the timing of its migration to a new process. Typically, this customization takes from three to six months to complete. A substantial majority of our contracts are billed and recognized to revenue on a percentage of completion basis. Our revenue recognition and cost management practices are based on estimates for project completion costs and costs incurred to date. Accordingly, if there are delays in product customization, our operating results could suffer. As a result, the sales cycle for our products is long, typically ranging from six to 12 months. Our ability to forecast the timing and scope of specific sales is limited.

Due to the significant dollar amounts represented by a single customer order, the timing of the receipt of an order can have a significant impact on our revenue for a particular period. Because our revenue is concentrated among a small number of customers, a decline or a delay in the recognition of revenue from one customer in a period may cause our operating results in such period to be negatively affected. The unpredictability of our sales cycle makes it difficult to plan our expenses and forecast our results of operations for any given period. If we do not correctly predict the timing of our customers' purchases, then the amount of revenue we recognize in a given quarter could be negatively impacted, which could harm our operating results. If we fail to obtain new orders from customers or fail to collect outstanding accounts receivable our business will be negatively affected.

If we were to experience a delay in our orders, it could harm our ability to meet our forecasts or investors' expectations for a given quarter and ultimately result in the decrease of our stock price. Further, if our sales cycle unexpectedly lengthens in general, it would negatively affect the timing of our revenue recognition, which would cause us to fail to meet market expectations and our stock price to suffer.

WE FACE RISKS FROM FOREIGN OPERATIONS, WHICH COULD REDUCE OUR OPERATING RESULTS AND HARM OUR FINANCIAL CONDITION

Historically, a large portion of our total revenue has been revenue from outside of the United States. International revenue as a percentage of our total revenue was approximately 83% in the three month period ended March 31, 2002 and 73% in the three month period ended March 31, 2001. International revenue as a percentage of our total revenue was approximately 84% in the six month period ended March 31, 2002 and 80% in the six month period ended March 31, 2001. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. If our competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the U.S. dollar, then we may experience fewer orders from international customers whose business is based primarily on the less expensive currency. In addition, present or future dislocations with respect to international financial markets may materially harm our business.

Our international activity and dependence on customers outside the United States involves a number of risks including:

      o     the impact of possible recessions in economies outside the United
            States;

      o political and economic instability, including such instability related to terrorist attacks in the United States or abroad;

      o     exchange rate fluctuations;

      o longer accounts receivable collection periods and greater difficulty in accounts receivable collection;

      o compliance with, and unexpected changes in regulatory requirements, which could prevent us from delivering our products into markets outside the United States;

      o     reduced or limited protection for IP rights;

      o     export license requirements;

      o     difficulties and costs of staffing and managing foreign operations;
            and

      o tariffs and other trade barriers and potentially adverse tax consequences.

If we are unable to sustain or increase revenue derived from international customers or minimize the foregoing risks, our business will be materially and negatively affected, which could cause our stock price to decline.

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON LICENSE REVENUE FOR A SUBSTANTIAL PORTION OF OUR REVENUE, AND A DECLINE IN SALES OF LICENSES COULD CAUSE OUR INCOME TO DECLINE

We derive a substantial majority of all our revenue from license fees associated with the sales of our products, including support and maintenance fees. License fees accounted for 69% of total revenue for the three months ended March 31, 2002 and 83% of total revenue the three months ended March 31, 2001. License fees and support and maintenance fees accounted for 71% of total revenue in the six month period ended March 31, 2002 and 82% of total revenue in the six month period ended March 31, 2001. We expect that license revenue will continue to account for a substantial portion of our revenue for the foreseeable future. We cannot be certain that we will continue to derive sufficient revenue from license revenue. If license revenue were to decline, our business would suffer in the short term, and our royalty revenue may decline in the long term as fewer semiconductors incorporate our products. Our future license revenue will depend in part on the successful development, introduction and customer acceptance of new products.

BECAUSE WE RELY ON A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A LARGE PORTION OF OUR REVENUE, OUR REVENUE COULD DECLINE IF OUR EXISTING CUSTOMERS DO NOT CONTINUE TO PURCHASE AND USE OUR PRODUCTS

We have been dependent on a relatively small number of customers for a large portion of our total revenue, although the customers comprising this group have changed from time to time. In the three month period ended March 31, 2002, Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, accounted for 40% of total revenue and Dongbu Electronics Co., Ltd., or Dongbu, accounted for 13% of our total revenue. In the three month period ended March 31, 2001, TSMC accounted for 27% of total revenue, NEC Electronics, Inc., or NEC, accounted for 12% of our total revenue, Sanyo Electric Company accounted for 11% of our total revenue, Infineon Technologies AG, or Infineon, accounted for 11% of our total revenue and National Semiconductor Company accounted for 10% of total revenue. In the six month period ended March 31, 2002, TSMC accounted for 42% of total revenue and Chartered Semiconductor Manufacturing, Ltd. accounted for 11% of our total revenue. In the six month period ended March 31, 2001, TSMC accounted for 31% of total revenue, NEC accounted for 11% of our total revenue and Infineon accounted for 10% of our total revenue. In addition, TSMC accounted for 94% of our net royalty revenue in the three-month period ended March 31, 2002, and 92% of our net royalty revenue in the three-month period ended March 31, 2001. In the six month period ended March 31, 2002, TSMC accounted for 91% of net royalty revenue and in the six month period ended March 31, 2001, TSMC accounted for 94% of net royalty revenue. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future. The companies considered to be our major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs produced that utilize our products.

None of our customers has a written agreement with us that obligates it to license future generations of products or new products from us, and we cannot be certain that any customer will license IP components from us in the future. In addition, we cannot be certain that any of our customers will produce products incorporating our technology or that, if such production occurs, they will generate significant royalty revenue. If one or more of our major customers stops licensing our products, reduces their orders, fails to pay license or royalty fees due or does not produce products containing our IP components, then our operating results could be materially and negatively affected.

We face numerous risks in successfully obtaining orders from customers on terms consistent with our business model, including, among others, the lengthy and expensive process of building a relationship with a potential customer before reaching an agreement with such party to license our products; persuading large semiconductor manufacturers to work with, to rely for critical technology on, and to disclose proprietary information to a smaller company, such as ours, and persuading potential customers to bear certain development costs associated with development of customized components. There are a relatively limited number of semiconductor manufacturers to which we can license our technology in a manner consistent with our business model and we cannot be certain that such manufacturers will rely on merchant IP components or adopt our products.

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

OUR HISTORICAL GROWTH AND ACQUISITION OF CERTAIN ASSETS OF SYNOPSYS' PHYSICAL LIBRARY BUSINESS HAVE PLACED, AND FUTURE ACQUISITIONS MIGHT PLACE A SIGNIFICANT STRAIN ON OUR MANAGEMENT SYSTEMS AND RESOURCES AND WE MAY BE UNABLE TO EFFECTIVELY CONTROL OUR COSTS AND IMPLEMENT OUR BUSINESS STRATEGIES AS A RESULT

Our ability to license our products and manage our business successfully in a rapidly evolving market requires an effective planning and management process. Our historical growth and our acquisition of certain assets and personnel from Synopsys in January 2001 have placed, and future acquisitions might place, a significant strain on our managerial, operational and financial resources.

We may continue to make investments in complementary companies, products or technologies. If we buy a company or a division of a company, we may experience difficulty assimilating that company or division's personnel and operations which could negatively affect our operating results. In addition, the key personnel of the acquired company may decide not to work for us. Furthermore, we may have to incur debt or issue equity securities as we have in past acquisitions to pay for any future acquisition, the issuance of which would be dilutive to our existing stockholders.

Our customers rely heavily on our technological expertise in designing, testing and manufacturing products incorporating our IP components. Relationships with new customers generally require significant engineering support. As a result, any increase in the demand for our products will increase the strain on our personnel, particularly our engineers. Our financial and management controls, reporting systems and procedures are also limited. Our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis. If we fail to do so, our business could be harmed. We cannot be certain that our systems, procedures and controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. We also cannot be sure that our revenue will continue to grow at a sufficient rate to absorb the costs associated with increased personnel.

IF WE ARE NOT ABLE TO EFFECTIVELY DEVELOP THE PHYSICAL LIBRARY ASSETS WE ACQUIRED FROM SYNOPSYS, OUR BUSINESS WILL SUFFER

We continue to develop the physical library assets we acquired from Synopsys and work towards the effective utilization of the additional workforce we also acquired. We face continuing risks as a result of this acquisition including, but not limited to, difficulty in realizing the potential financial or strategic benefits of the acquisition; and disruption of our ongoing business. If we are not able to successfully develop and exploit the assets acquired to enhance our products, our business, revenue and operating results could be negatively affected in future periods, which may cause our stock price to decline. In addition, if the value of other intangible assets acquired becomes impaired, we may be required to write down the value of such assets, which would negatively affect our financial results.

IF WE ARE NOT ABLE TO PRESERVE THE VALUE OF THE IP INCLUDED IN OUR PRODUCTS, OUR BUSINESS WILL SUFFER

We rely primarily on a combination of nondisclosure agreements and other contractual provisions and patent, trademark, trade secret and copyright law to protect our proprietary rights. If we fail to enforce our patents, trademarks or copyrights or to protect our trade secrets, our business could suffer, which could cause our stock price to decline. We cannot be certain that our IP rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged.

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

AN INFRINGEMENT CLAIM OR A SIGNIFICANT DAMAGE AWARD WOULD ADVERSELY IMPACT OUR OPERATING RESULTS

Substantial litigation and threats of litigation regarding IP rights exist in our industry. From time to time, third parties, including our competitors, may assert patent, copyright and other IP rights to technologies that are important to our business. We cannot be certain that we would ultimately prevail in any such dispute or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Any infringement claim brought against us, regardless of the duration, outcome or size of damage award, could:

o     result in substantial cost to us;

o     divert our management's attention and resources;

o     be time consuming to defend;

o     result in substantial damage awards;

o     cause product shipment delays; or

o     require us to seek to enter into royalty or other licensing agreements.

Any infringement claim or other litigation against or by us could have a material negative affect on our business, which could cause our stock price to decline.

In any potential dispute involving our IP, our customers and strategic partners could also become the target of litigation. This could trigger our technical support and indemnification obligations in our license agreements, which could result in substantial expense to us. In addition to the time and expense required for us to supply such support or indemnification to our customers and strategic partners, any such litigation could severely disrupt or shut down the business of our customers and strategic partners, which in turn would hurt our relations with our customers and strategic partners and cause licenses for our products to decrease.

DEFECTS IN OUR PROPRIETARY TECHNOLOGIES AND IP COMPONENTS COULD DECREASE OUR REVENUE AND OUR COMPETITIVE MARKET SHARE

If the IP components we provide to a customer contain defects that increase our customer's cost of goods sold and time to market, these defects could significantly decrease the market acceptance of our IP components. Any actual or perceived defects with our products may also hinder our ability to attract or retain industry partners or customers, leading to a decrease in our revenue. These defects are frequently found during the period following introduction of new proprietary technologies or enhancements to existing proprietary technologies. Our IP components may contain errors not discovered until after customer utilization of the IP components provided by us. If our products contain errors or defects, it could require us to expend significant resources to alleviate these problems, which could result in the diversion of technical and other resources from our other development efforts.

OUR FUTURE CAPITAL NEEDS MAY REQUIRE THAT WE SEEK ADDITIONAL DEBT OR EQUITY FUNDING WHICH, IF NOT AVAILABLE, COULD CAUSE OUR BUSINESS TO SUFFER

We intend to continue to invest heavily in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including:

      o the costs and timing of expansion of product development efforts and the success of these development efforts;

      o     the costs and timing of expansion of sales and marketing activities;

      o the extent to which our existing and new products gain market acceptance;

      o     competing technological and market developments;

      o the costs involved in maintaining and enforcing patent claims and other IP rights;

      o     the level and timing of license and royalty revenue; and

      o available borrowings under line of credit arrangements and other factors.

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

SEMICONDUCTOR FABRICATION FACILITIES ARE SUBJECT TO RISK OF NATURAL DISASTERS, WHICH, IF THEY WERE TO OCCUR, COULD HARM OUR REVENUE

Semiconductor fabrication facilities have in the past experienced major reductions in foundry capacity due to earthquakes in Taiwan, Japan and

California. For example, in 1999 Taiwan experienced several earthquakes which impacted foundries due to power outages, physical damage and employee dislocation. The royalty component of our revenue is directly related to the manufacture and sale of semiconductors containing our IP components, and, as a result, our business could suffer if a major customer's manufacturing capacity was adversely affected by a natural disaster such as an earthquake, fire, tornado or flood.

OUR STOCK WILL LIKELY BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS DUE TO A NUMBER OF FACTORS, MANY OF WHICH WILL BE BEYOND OUR CONTROL, AND THOSE FLUCTUATIONS MAY PREVENT OUR STOCKHOLDERS FROM RESELLING OUR COMMON STOCK AT A PROFIT

The trading price of our common stock has in the past been and could in the future be subject to significant fluctuations in response to:

      o     quarterly variations in our results of operations;

      o     announcements regarding our product developments;

      o announcements of technological innovations or new products by us, our customers or competitors;

      o     release of reports by securities analysts;

      o sales or the perception in the market of possible sales of a large number of shares of our common stock by our directors, officers, employees or principal stockholders;

      o     changes in security analysts' recommendations; and

      o developments or disputes concerning patents or proprietary rights or other events.

If our revenues and results of operations are below the expectations of public market securities analysts or investors, then significant fluctuations in the market price of our common stock could occur. In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies and which often are unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has occurred against that company. Such litigation could result in substantial costs and would at a minimum divert management's attention and resources, which could have a material negative effect on our business, which could further reduce our stock price. Any adverse decision in such litigation could also subject us to significant liabilities.

OUR CHARTER DOCUMENTS, DELAWARE LAW AND OUR STOCKHOLDER RIGHTS PLAN CONTAIN PROVISIONS THAT MAY INHIBIT POTENTIAL ACQUISITION BIDS, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK, DISCOURAGE MERGER OFFERS OR PREVENT CHANGES IN OUR MANAGEMENT

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

Section 203 of the Delaware General Corporation Law restricts certain business combinations with any "interested stockholder" as defined by that statute. In addition, our certificate of incorporation and bylaws contain certain other provisions that may have the effect of delaying, deferring or preventing a change of control. These provisions include:

      o     cumulative voting for the election of directors;

      o     the elimination of actions by written consent of stockholders; and

      o the establishment of an advance notice procedure for stockholder proposals and director nominations to be acted upon at annual meetings of the stockholders.

On December 12, 2001, our board of directors adopted a stockholder rights plan. Under this plan, we issued a dividend of one right for each share of our common stock held by stockholders of record as of the close of business on January 8, 2002. Each right will initially entitle stockholders to purchase a fractional share of our preferred stock for $115. However, the rights are not immediately exercisable. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of a certain percentage of our common stock, then, unless the rights are redeemed by us for $0.001 per right, the rights will become exercisable by all rights holders, except the acquiring person or group, for shares of our preferred stock or of the third party acquirer having a value of twice the right's then-current exercise price.

These provisions are designed to encourage potential acquirors to negotiate with our board of directors and give our board of directors an opportunity to consider various alternatives to increase stockholder value. These provisions are also intended to discourage certain tactics that may be used in proxy contests. However, the potential issuance of preferred stock, our charter and bylaw provisions, the restrictions in Section 203 of the Delaware General Corporation Law and our stockholder rights plan could discourage potential acquisition proposals and could delay or prevent a change in control, which may adversely affect the market price of our stock. Such provisions and plans may also have the effect of preventing changes in our management.

FUTURE CHANGES IN ACCOUNTING STANDARDS, SPECIFICALLY CHANGES AFFECTING METHODS OF REVENUE RECOGNITION, COULD CAUSE ADVERSE UNEXPECTED REVENUE FLUCTUATIONS

Future changes in accounting standards including those affecting revenue recognition, could require us to change our accounting policies. If a change in accounting standards caused us to defer of revenue recognized in current periods to subsequent periods or accelerate recognition of deferred revenue to current periods, we may not meet securities analysts and investors' expectations. Any such shortfalls could have an adverse impact on our stock price.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held February 7, 2002, the stockholders of the Company approved the following matters:

      1. A proposal to elect five (5) directors of the Company to serve for the ensuing year and until their successors are elected or until such director's earlier resignation or removal.

                  Nominee                                In Favor       Witheld
                  --------------------------------------------------------------
                  Mark R. Templeton ................    11,787,392     3,175,218
                  Scott T. Becker ..................    11,730,238     3,232,372
                  Lucio Lanza ......................    14,914,808        47,802
                  Leon Malmed ......................    14,914,808        47,802
                  Morio Kurosaki ...................    14,914,808        47,802

      2. A proposal for the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending September 30, 2002 was approved by a vote of 14,962,136 for, 274 opposed, and 200 withheld.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

*10.11.1    Amendment to Master License Agreement dated December 21, 2001 between the Company and National Semiconductor Corporation.

*10.15      Master License Agreement dated April 26, 2002 between the Company and International Business Machines Corporation.

* Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 240.24b-2.

(b)   Reports on Form 8-K.

      none.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002

                                            ARTISAN COMPONENTS, INC.
                                                      (Registrant)


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

                                  EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION

*10.11.1 Amendment to Master License Agreement dated December 21, 2001 between the Company and National Semiconductor Corporation.

*10.15 Master License Agreement dated April 26, 2002 between the Company and International Business Machines Corporation.

* Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 240.24b-2.