Form 10-Q
period 2002-06-30
ARTISAN COMPONENTS INC
filed 2002-08-14
CIK 1048982

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2002

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

                            Yes |X|       No |_|

As of August 12, 2002 there were 16,884,393 shares of the Registrant's Common Stock outstanding.

================================================================================

                            ARTISAN COMPONENTS, INC.

                                    Form 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------

Cover Page ............................................................     1
Index .................................................................     2

PART I - Financial Information

   ITEM 1 - Financial statements

    Condensed Consolidated Balance Sheets as of June 30, 2002,
               unaudited, and September 30, 2001 ......................     3
    Condensed Consolidated Statements of Operations, unaudited, for the Three and Nine Months Ended June 30, 2002 and
               2001 ...................................................     4
    Condensed Consolidated Statements of Cash Flows, unaudited, for
               the Nine Months Ended June 30, 2002 and 2001 ...........     5
    Notes to Condensed Consolidated Financial Statements ..............     6

   ITEM 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations ....................    11

   ITEM 3 - Quantitative and Qualitative Disclosures about Market
               Risk ...................................................    37

PART II - Other Information

   ITEM 1 - Legal Proceedings .........................................    38
   ITEM 2 - Changes in Security and Use of Proceeds ...................    38
   ITEM 3 - Defaults Upon Senior Securities ...........................    38
   ITEM 4 - Submission of Matters to a Vote of Security Holders .......    38
   ITEM 5 - Other Information .........................................    38
   ITEM 6 - Exhibits and Reports on Form 8-K ..........................    38

Signatures ............................................................    39

                            ARTISAN COMPONENTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                      June 30,    September 30,
                                                        2002          2001
                                                     -----------  -------------
                                                     (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ......................    $ 29,905      $ 31,592
  Marketable securities ..........................      18,372        10,737
  Contract receivables, net ......................       9,246         6,292
  Prepaid expenses and other current assets ......       2,430         1,545
                                                      --------      --------
    Total current assets .........................      59,953        50,166
Property and equipment, net ......................       3,534         4,422
Goodwill .........................................      13,741        12,715
Intangible assets, net ...........................       2,763         5,264
Other assets .....................................         410           459
                                                      --------      --------
    Total assets .................................    $ 80,401      $ 73,026
                                                      ========      ========

LIABILITIES AND STOCKHOLDERS'EQUITY
Current liabilities:
  Accounts payable and accrued expenses ..........    $  5,649      $  5,322
  Deferred revenue, current portion ..............       6,415         3,630
                                                      --------      --------
    Total current liabilities ....................      12,064         8,952
Deferred revenue .................................       1,150           173
Other liabilities ................................       1,216           516
                                                      --------      --------
    Total liabilities ............................      14,430         9,641
                                                      --------      --------

Stockholders' equity
  Common Stock, $0.001 par value:
    Authorized: 50,000;
    Issued and outstanding: 16,788 and 16,487
    shares at June 30, 2002 and September 30,
    2001, respectively ...........................          17            16
  Additional paid in capital .....................      75,790        73,511
  Accumulated deficit ............................      (9,836)      (10,142)
                                                      --------      --------
    Total stockholders' equity ...................      65,971        63,385
                                                      --------      --------
    Total liabilities and stockholders' equity ...    $ 80,401      $ 73,026
                                                      ========      ========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            ARTISAN COMPONENTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                      Three Months                Nine Months
                                                     Ended June 30,              Ended June 30,
                                                  --------------------      ----------------------
                                                     2002         2001          2002          2001
                                                  -------     --------      --------      --------
Revenue:
  License ...................................     $ 7,418     $  5,942      $ 18,509      $ 15,959
  Net royalty ...............................       2,545        1,170         7,026         3,402
                                                  -------     --------      --------      --------
    Total revenue ...........................       9,963        7,112        25,535        19,361
                                                  -------     --------      --------      --------

Costs and expenses:
  Cost of revenue ...........................       2,086        1,871         5,207         4,404
  Amortization of acquired technology .......         397          397         1,191           794
  Product development .......................       2,923        2,993         9,041         8,492
  Sales and marketing .......................       2,268        1,812         6,339         4,819
  General and administrative ................       1,172          762         2,374         2,087
  In process research and development .......          --           --            --         2,441
  Amortization of goodwill and other
  intangible assets .........................          95        1,627           285         3,242
                                                  -------     --------      --------      --------
    Total costs and expenses ................       8,941        9,462        24,437        26,279
                                                  -------     --------      --------      --------
Operating income (loss) .....................       1,022       (2,350)        1,098        (6,918)
Interest income and other, net ..............         195          412          (600)        1,900
                                                  -------     --------      --------      --------
Income (loss) before provision for income
taxes .......................................       1,217       (1,938)          498        (5,018)
Provision (benefit) for income taxes ........          75         (659)          192        (1,706)
                                                  -------     --------      --------      --------
Net income (loss) ...........................     $ 1,142     $ (1,279)     $    306      $ (3,312)
                                                  =======     ========      ========      ========
Basic net income (loss) per share ...........     $  0.07     $  (0.08)     $   0.02      $  (0.21)
                                                  =======     ========      ========      ========
Diluted net income (loss) per share .........     $  0.06     $  (0.08)     $   0.02      $  (0.21)
                                                  =======     ========      ========      ========

Shares used in computing:
  Basic net income (loss) per share .........      16,780       16,382        16,669        15,804
  Diluted net income (loss) per share .......      18,222       16,382        18,157        15,804

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            ARTISAN COMPONENTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                       Nine Months Ended
                                                                            June 30,
                                                                    ----------------------
                                                                        2002          2001
                                                                    --------      --------
Cash flows from operating activities:
  Net income (loss) ...........................................     $    306      $ (3,312)
  Adjustments to reconcile net income (loss) to net
    Cash provided by operating activities:
    Depreciation and amortization .............................        3,016         5,898
    Gain on sale of fixed assets ..............................           --            18
    Compensation expense related to options granted ...........           --             8
    In process research and development .......................           --         2,441
    Changes in assets and liabilities:
      Contract receivables, net ...............................       (2,954)       (3,399)
      Prepaid expenses and other assets .......................         (885)          446
      Deferred taxes ..........................................           --        (2,022)
      Other assets ............................................           49           (60)
      Accounts payable and accrued liabilities ................          327           827
      Deferred revenue and long-term liabilities ..............        4,462          (187)
                                                                    --------      --------
      Net cash provided by operating activities ...............        4,321           658
                                                                    --------      --------
Cash flows from investing activities:
  Purchase of property and equipment ..........................         (653)         (389)
  Proceeds from sale of property and equipment ................           --            50
  Acquisition of the Physical Library Business of Synopsys,
  net of cash acquired ........................................           --       (14,530)
  Purchase of marketable securities ...........................      (27,578)      (32,900)
  Proceeds from sale of marketable securities .................       19,943        33,009
                                                                    --------      --------
      Net cash used in investing activities ...................       (8,288)      (14,760)
                                                                    --------      --------
Cash flows from financing activities:
      Proceeds from issuance of common stock ..................        2,280         1,185
                                                                    --------      --------
      Net cash provided by financing activities ...............        2,280         1,185
                                                                    --------      --------

Net decrease in cash and cash equivalents .....................       (1,687)      (12,917)
Cash and cash equivalents, beginning of period ................       31,592        33,278
                                                                    --------      --------
Cash and cash equivalents, end of period ......................     $ 29,905      $ 20,361
                                                                    ========      ========

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Fixed assets acquired with accounts payable .................     $     --      $    206
  Issuance of common stock and assumption of obligations in
  connection with the acquisition of the Physical Library
  Business of Synopsys ........................................     $     --      $ 11,509

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

The accompanying unaudited condensed consolidated financial statements of Artisan have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The September 30, 2001 fiscal year end balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three month and nine month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002 or any other future period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended September 30, 2001 included in the Company's Annual Report on Form 10-K as filed with the SEC.

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

3. NET INCOME (LOSS) PER SHARE:

Basic and diluted net income (loss) per share are computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" ("EPS"). Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities to issue common stock were exercised or converted to common stock. Dilutive potential common shares are not included during periods in which the Company experienced a net loss, as the impact would be anti-dilutive.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                 Three Months               Nine Months
                                                Ended June 30,            Ended June 30,
                                             --------------------      --------------------
                                                2002         2001         2002         2001
                                             -------     --------      -------     --------
Numerator--Basic and Diluted
  Net income (loss) ....................     $ 1,142     $ (1,279)     $   306     $ (3,312)
                                             =======     ========      =======     ========
Denominator--Basic
  Common stock outstanding .............      16,780       16,382       16,669       15,804
                                             -------     --------      -------     --------
Basic net income (loss) per share ......     $  0.07     $  (0.08)     $  0.02     $  (0.21)
                                             =======     ========      =======     ========
Denominator--Diluted
  Denominator--Basic ...................      16,780       16,382       16,669       15,804
  Effect of Dilutive Securities
    Common stock options(1) ............       1,442           --        1,488           --
                                             -------     --------      -------     --------
                                              18,222       16,382       18,157       15,804
                                             -------     --------      -------     --------
Diluted net income (loss) per share ....     $  0.06     $  (0.08)     $  0.02     $  (0.21)
                                             =======     ========      =======     ========

(1) 640,920 and 568,751 options to purchase shares of common stock were not included in the per share calculation in the three and nine month periods ended June 30, 2002, because they were anti-dilutive. Options to purchase 3,903,481 shares of common stock were not included in the per share calculation in the three and nine month periods ended June 30, 2001, because they were anti-dilutive.

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, upon initial adoption of the standard and then annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

The Company adopted SFAS 142 effective October 1, 2001. As a result of the adoption of SFAS 142 workforce intangibles of $1.0 million was reclassified as goodwill and the Company ceased amortization of goodwill. As of October 1, 2001, the net book value of these intangibles was $13.7 million and amortization of $4.6 million was recorded for the year ended September 30, 2001.

A reconciliation of previously reported net loss and net loss per share to amounts adjusted for goodwill amortization, net of related income tax is as follows (in thousands, except per share amounts):

                                          Three months Ended              Nine Months Ended        Year Ended
                                               June 30,                        June 30,             Sep. 30,
                                       -------------------------      -------------------------    ----------
                                          2002           2001            2002           2001         2001(1)
                                       ----------     ----------      ----------     ----------    ----------
Net Income/(loss)
 Reported net income/(loss) ......     $    1,142     $   (1,279)     $      306     $   (3,312)   $  (13,972)
 Add: Goodwill amortization,
      net of tax .................             --          1,012              --          2,016         3,672
                                       ----------     ----------      ----------     ----------    ----------

 Adjusted net loss ...............     $    1,142     $     (267)     $      306     $   (1,296)   $  (10,300)
                                       ==========     ==========      ==========     ==========    ==========
Net Income/(loss) Per Share:
 Basic, as reported ..............     $     0.07     $    (0.08)     $     0.02     $    (0.21)   $    (0.88)
 Add: Goodwill amortization,
      net of tax .................             --     $     0.06              --     $     0.13          0.23
                                       ----------     ----------      ----------     ----------    ----------
 Basic, adjusted .................     $     0.07     $    (0.02)     $     0.02     $    (0.08)   $    (0.65)
                                       ==========     ==========      ==========     ==========    ==========

Net Income/(loss) Per Share:
 Diluted, as reported ............     $     0.06     $    (0.08)     $     0.02     $    (0.21)   $    (0.88)
 Add: Goodwill amortization,
      net of tax .................             --     $     0.06              --     $     0.13          0.23
                                       ----------     ----------      ----------     ----------    ----------
 Diluted, adjusted ...............     $     0.06     $    (0.02)     $     0.02     $    (0.08)   $    (0.65)
                                       ==========     ==========      ==========     ==========    ==========

 Shares used in calculating:

  Basic net income/(loss) per share        16,780         16,382          16,669         15,804        15,965

  Diluted net income per share ...         18,222         16,382          18,157         15,804        15,965

(1) In January 2001, the Company acquired the physical library business of Synopsys. There was no financial impact on the previously reported net income/(loss) and net income/(loss) per share amounts for the fiscal years ended September 30, 2000 and 1999 as a result of the adoption of SFAS 142.

The Company has completed an impairment review required upon adoption of SFAS 142 and did not record any impairment charge with respect to its goodwill intangibles. The Company also reviews its goodwill and other intangible assets on a regularly basis during the year. The Company will complete the annual review of goodwill and intangibles during the quarter ending September 30, 2002 and there can be no assurance that an impairment charge will not be necessary at that time.

In October 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The Company will adopt SFAS 144 on October 1, 2002. The adoption of SFAS 144 is not expected to have a significant impact on our financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently assessing the impact of adopting SFAS 146 on its results of operations and financial position.

5. COMPREHENSIVE INCOME (LOSS):

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income ("SFAS 130")." SFAS 130 requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Comprehensive income (loss) is comprised of the Company's net income (loss) for the periods, unrealized gains (losses) on the Company's investments and changes in foreign currency translation adjustments. Comprehensive income (loss) approximates net income (loss) for the three and nine month periods ended June 30, 2002 and 2001.

6. BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION:

The Company currently operates in one industry segment, the semiconductor intellectual property segment. For financial reporting purposes, the Company uses one measure of profitability for its business. The Company markets its products to customers in North America, Europe and Asia.

                                                Three Months            Nine Months
                                               Ended June 30,         Ended June 30,
                                             ------------------     -------------------
  ($ In Thousands) .....................       2002        2001        2002        2001
                                             ------     -------     -------     -------
Revenue from Unaffiliated Customers:

  North America ........................     $3,164     $ 2,754     $ 5,714     $ 5,764

  Asia .................................      5,592       2,948      16,476       7,303

  Japan ................................        425       1,290       1,061       5,372

  Europe ...............................        782         120       2,284         922
                                             ------     -------     -------     -------
                                             $9,963     $ 7,112     $25,535     $19,361
                                             ======     =======     =======     =======

The Company has been dependent on a relatively small number of customers for a large portion of our total revenue, although the customers comprising this group have changed from time to time. In the three month period ended June 30, 2002, Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, accounted for 32% of total revenue, Jazz Semiconductor, Inc. accounted for 13% of total revenue and National Semiconductor Corporation, or NSC, accounted for 11% of the Company's total revenue. In the three month period ended June 30, 2001, United Microelectronics Corporation, or UMC, accounted for 19% of total revenue, NSC accounted for 18% of total revenue, TSMC accounted for 15% of total and Synopsys, Inc. accounted for 12% of total revenue. In the nine month period ended June 30, 2002, TSMC accounted for 38% of total revenue. In the nine month period ended June 30, 2001, TSMC accounted for 25% of total revenue and NSC accounted for 10% of our total revenue.

7. LOSS ACCRUAL RELATED TO PREVIOUS FACILITY:

The Company continues to lease its previous office facility in Sunnyvale under a non-cancelable lease that expires in 2004. The Company is actively seeking a sub-tenant for this facility. As a result, at June 30, 2002 the Company had an accrued loss of $1.3 million representing the committed lease payments net of the estimated sublease income, the net book value of leasehold improvements of the building and the estimated commission expenses relating to the sublease. Should rental rates continue to decrease or should it take longer than expected to sublease this facility, the actual loss could exceed this estimate.

8. STOCKHOLDER RIGHTS PLAN:

On December 12, 2001, the Company's board of directors adopted a stockholder rights plan. Under this plan, the Company issued a dividend of one right for each share of the Company's common stock held by stockholders of record as of the close of business on January 8, 2002. Each right will initially entitle stockholders to purchase a fractional share of the Company's preferred stock for $115. However, the rights are not immediately exercisable. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of a certain percentage of the Company's common stock, then, unless the rights are redeemed by the Company for $0.001 per right, the rights will become exercisable by all rights holders, except the acquiring person or group, for shares of the Company's preferred stock or of the third party acquirer having a value of twice the right's then-current exercise price.

These provisions are designed to encourage potential acquirers to negotiate with the Company's board of directors and give the Company's board of directors an opportunity to consider various alternatives to increase stockholder value. These provisions are also intended to discourage certain tactics that may be used in proxy contests. However, the issuance of preferred stock, the Company's charter and bylaw provisions, the restrictions in Section 203 of the Delaware General Corporation Law or the Company's stockholder rights plan could discourage potential acquisition proposals and could delay or prevent a change in control, which may adversely affect the market price of the Company's stock. Such provisions and plans may also have the effect of preventing changes in the Company's management.

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

We operate on a 52 week fiscal year ending September 30. Fiscal 2001 ended on September 30, 2001 and fiscal 2002 will end on September 30, 2002. Our principal executive offices are located in Sunnyvale, California.

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

We license our products on a nonexclusive, worldwide basis to semiconductor manufacturers and grant the manufacturer the right to distribute our intellectual property components to their internal design teams and to their application specific integrated circuit and fabless semiconductor customers. We also generally grant the semiconductor manufacturer the right to distribute and sublicense our intellectual property components to semiconductor design companies that manufacture at their facility. We charge manufacturers a license fee for customizing our products to their manufacturing process, if required, and for the right to manufacture semiconductors containing our products. In addition, manufacturers agree to pay us royalties based on manufacturing volumes of integrated circuits that include our products. Our customers also include semiconductor design companies that participate in our library distribution program. We distribute our products to companies that are customers of our licensed foundries. While the basic elements of the libraries are distributed at no charge, design companies can pay us a direct license and support fee to receive modified products and support from us. As part of the license agreement that is entered into by the design companies to obtain our products, the design companies agree to manufacture any semiconductor design using any of these libraries at the particular foundry for which the library was developed. The foundry then pays us a royalty based on the volume of the foundry's sales containing our intellectual property.

In addition, we have several industry partner programs. Our industry partners provide a wide variety of intellectual property solutions, design services and tool support to streamline the design process for our library users. Through these programs, we provide our products and support to over 200 companies who agree to limit the use and distribution of such libraries to design companies that are customers of foundries with which we have license agreements. These design companies agree to manufacture the semiconductor designs using these libraries at the particular foundry for which the library was developed. These leading partner programs have given our products additional value as customers demand streamlined and integrated design solutions to accelerate their time to market.

CUSTOMER AND GEOGRAPHIC CONCENTRATION

We have been dependent on a relatively small number of customers for a substantial portion of our total revenue, although the customers comprising this group have changed from time to time. In the three month period ended June 30, 2002, Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, accounted for 32% of our total revenue, Jazz Semiconductor, Inc., or Jazz, accounted for 13% of our total revenue and National Semiconductor Corporation, or NSC, accounted for 11% of our total revenue. In the three month period ended June 30, 2001, UMC Group, or UMC, accounted for 19% of total revenue, NSC accounted for 18% of total revenue, TSMC accounted for 15% of our total revenue and Synopsys, Inc. accounted for 12% of our total revenue. In the nine month period ended June 30, 2002, TSMC accounted for 38% of our total revenue. In the nine month period ended June 30, 2001, TSMC accounted for 25% of total revenue and NSC accounted for 10% of our total revenue. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing our products.

Historically, a substantial portion of our total revenue has been derived from customers outside the United States, primarily from Asia and, to a lesser extent, Europe. International revenue as a percentage of our total revenue was approximately 68% in the three month period ended June 30, 2002 and 61% in the three month period ended June 30, 2001. International revenue as a percentage of our total revenue was approximately 78% in the nine month period ended June 30, 2002 and 70% in the nine month period ended June 30, 2001. While we anticipate that domestic revenue for the coming two quarters will increase as a percentage of total revenue, we anticipate that international revenue will remain a substantial portion of our total revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars.

SOURCES OF REVENUE AND CRITICAL ACCOUNTING POLICIES REGARDING REVENUE
RECOGNITION

Our revenue recognition policy is a significant accounting policy for our company because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses. We follow specific and detailed guidelines in recognizing revenue in accordance with the provisions of AICPA Statement of Position 97-2, "Software Revenue Recognition" as amended by Statement of Position 98-4 and Statement of Position 98-9, as well as Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts"; however, judgments may affect the application of our revenue recognition policy. Revenue in any given period is difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

We recognize and report revenue in two separate categories: license revenue and royalty revenue. License revenue is derived from license fees, maintenance fees and support fees. License fees are derived from the purchase of a license for our products. Maintenance fees are derived from maintenance contracts, which are part of a licensing arrangement. Support fees are derived from arrangements with customers of our licensed foundries to support the use of our libraries in their designs. Royalty revenue is derived from fees associated with the volume of a licensee's production and sales of semiconductors or wafers containing our intellectual property.

LICENSE REVENUE

The license of our products to a semiconductor manufacturer typically involves a sales cycle of three to nine months and often coincides with a customer's migration to a new manufacturing process. Our contracts with semiconductor manufacturers generally require them to pay a license fee to us ranging from approximately $250,000 to $600,000 for each product delivered under a contract. Our contracts generally require payment of a portion of the license fees upon signing of the contract with the final payment due within 30 to 60 days after the completion of customization, which generally takes six to nine months.

For all licenses, we use both a binding purchase order and signed license agreement as evidence of the arrangement. Our standard payment terms require that a portion of the total license fee be paid upon signing of the contract and the remaining balance be paid within 30 to 60 days of product delivery. We do not generally enter into extended payment terms. However, at the time the transaction is entered into, we assess whether associated fees are fixed, determinable and within normal payment terms. In the event that we conclude that the fees are not fixed or determinable, we recognize revenue based on the lower of the percentage of completion method or the amount of fees actually becoming due.

The customization of our products generally takes six to nine months for a substantial majority of our license revenue, and we use the percentage of completion method to recognize revenue from the sale of licensed products. We estimate the percentage of completion based on actual costs incurred to date as a percentage of the estimated total costs required to complete the project. Revenue recognized in any quarter is dependent on our progress toward completion of projects in development. Significant management judgment and discretion is used to estimate total project completion costs. Any changes in or deviation from these estimates could have a material effect on the amount of revenue recognized in any period.

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

Our customers can purchase maintenance contracts, generally for one-year periods. Under the terms of our maintenance agreements, our customers receive any updates made by us during the maintenance period. We recognize revenue for such contracts ratably over the contract period. For multiple element transactions involving license fees and ongoing maintenance, we allocate a portion of the fee to the ongoing maintenance contract based on the renewal rates stated in the contracts.

We derive a substantial majority of our total revenue from license fees associated with the sale of product licenses, including support and maintenance fees. Together, these license fees and support and maintenance fees accounted for 74% of total revenue in the three month period ended June 30, 2002, and 84% of total revenue in the three month period ended June 30, 2001. These license fees and support and maintenance fees accounted for 72% of total revenue in the nine month period ended June 30, 2002 and 82% of total revenue in the nine month period ended June 30, 2001. We expect that license revenue will continue to account for a substantial portion of our total revenue for the foreseeable future.

ROYALTY REVENUE

Royalty revenue is calculated based on unit sales by manufacturers of integrated circuits or wafers containing our intellectual property components. Given that we provide our products early in the customer's integrated circuit design process, there is a significant delay between the time we deliver a product and the time we receive royalty revenue, which commences when the semiconductors incorporating our products are sold.

Royalty revenue is recognized based on royalty reports received from our customers, generally on a one-quarter lag basis. According to contract terms, a portion of each royalty payment is credited back to the customer's account for use as payment of license fees for future orders placed with us. The remaining portion of the royalty is reported as net royalty revenue. The amount of credits that can be earned by a customer is limited to the cumulative amount of orders placed by that customer for a given process technology. A customer has a limited time to use the credits before they expire, generally approximately 18 months. As a result, we defer any royalty revenue associated with our "credit-back" program until the customer purchases additional licenses or the "credit-back" expires, whichever is earlier. If the customer does not use the credits within this period, we record the amount of expired credits as royalty revenue and no longer have an obligation to provide any future products for such credits. Royalty rates may vary among customers, and in certain cases, with respect to specific process geometries, or product generations, may decline over time. Our success will depend, in part, on our ability to generate royalty revenue from a substantially larger number of designs and on many of these designs achieving large manufacturing volumes.

To date, a substantial portion of our royalty revenue has been derived from one customer, TSMC. In the three month period ended June 30, 2002, TSMC accounted for 88% of net royalty revenue. In the nine month period ended June 30, 2002, TSMC accounted for 90% of net royalty revenue. In the three month period ended June 30, 2001, TSMC accounted for 76% of net royalty revenue. In the nine month period ended June 30, 2001, TSMC accounted for 88% of net royalty revenue.

Net royalty revenue as a percentage of total revenue was 26% in the three month period ended June 30, 2002, and 16% in the three month period ended June 30, 2001. Net royalty revenue as a percentage of total revenue was 28% in the nine month period ended June 30, 2002 and 18% in the nine month period ended June 30, 2001. We expect royalty revenue to grow as a percentage of total revenue; however, we expect that royalty revenue as a percentage of total revenue may vary significantly from quarter to quarter. For example, net royalty as a percentage of revenue was 26% in the third quarter of fiscal 2002, 31% in the second quarter of fiscal 2002 and 26% in the first quarter of fiscal 2002.

OTHER CRITICAL ACCOUNTING POLICIES

ACCOUNTING FOR INCOME TAXES

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As of June 30, 2002, we recorded a full valuation allowance against our deferred tax assets. Should we determine that we would be able to realize all or part of the deferred tax asset in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made.

GOODWILL

We have completed an acquisition that resulted in goodwill, which affects the amount of possible impairment expense that we will incur. The determination of the value of goodwill requires management to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. On October 1, 2001, we adopted Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets," and were required to analyze our goodwill for impairment. Our initial impairment review did not indicate a need for an impairment charge at October 1, 2001. We will complete the annual review of goodwill and intangibles during the quarter ending September 30, 2002 and there can be no assurance that an impairment charge will not be necessary at that time.

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

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of total revenue:

                                                 Three Months              Nine Months
                                                Ended June 30,            Ended June 30,
                                              ------------------       -------------------
                                                2002        2001         2002         2001
                                              ------      ------       ------       ------
Revenue:
  License ...............................       74.5%       83.5%        72.5%        82.4%
  Net royalty ...........................       25.5        16.5         27.5         17.6
                                              ------      ------       ------       ------
      Total revenue .....................      100.0       100.0        100.0        100.0
                                              ------      ------       ------       ------

Costs and expenses:
  Cost of revenue .......................       20.9        26.3         20.4         22.7
  Amortization of acquired technology ...        4.0         5.6          4.7          4.1
  Product development ...................       29.3        42.1         35.4         43.9
  Sales and marketing ...................       22.8        25.5         24.8         24.9
  General and administrative ............       11.8        10.7          9.3         10.8
  In process research and development ...         --          --           --         12.6
  Amortization of goodwill and
    other intangible assets .............        1.0        22.9          1.1         16.7
                                              ------      ------       ------       ------
      Total costs and expenses ..........       89.8       133.1         95.7        135.7
                                              ------      ------       ------       ------
Operating income (loss) .................       10.2       (33.1)         4.3        (35.7)
Other income, net .......................        2.0         5.8         (2.3)         9.8
                                              ------      ------       ------       ------
Income (loss) before provision
  for income taxes ......................       12.2       (27.3)         2.0        (25.9)
Provision (benefit) for income
  taxes .................................        0.7        (9.3)         0.8         (8.8)
                                              ------      ------       ------       ------
Net income (loss) .......................       11.5%      (18.0)%        1.2%       (17.1)%
                                              ======      ======       ======       ======

REVENUE

                                   Three Months Ended                       Nine Months Ended
                                        June 30,                                June 30,
                            --------------------------------        ----------------------------------
($ In Thousands)              2002   Inc/(Dec)          2001           2002   Inc/(Dec)           2001
                            ------   --------         ------        -------   --------         -------
License ............        $7,418         25%        $5,942        $18,509         16%        $15,959
Net royalty ........         2,545        118%         1,170          7,026        107%          3,402
                            ------                    ------        -------                    -------
Total revenue ......        $9,963         40%        $7,112        $25,535         32%        $19,361
                            ======                    ======        =======                    =======

Total revenue increased 40% in the three month period ended June 30, 2002, as compared to the three month period ended June 30, 2001, primarily due to an increase in license revenue for the Company's memory products and support and maintenance, as well as higher net royalty revenue. Total revenue increased 32% in the nine month period ended June 30, 2002, as compared to the nine month period ended June 30, 2001, primarily due to increases in license revenue for the Company's memory products and support and maintenance, as well as higher net royalty revenue.

In April 2002, we entered into a multi-year licensing agreement with International Business Machines Corporation, or IBM, under which we will customize a variety of our library products for IBM. This agreement had no significant financial impact on the period covered by this report.

Gross royalty revenue is calculated based on per unit sales by our customers of integrated circuits or wafers containing our IP components. Total gross royalties for the three month period ended June 30, 2002 were $3.6 million and total gross royalties for the three month period ended June 30, 2001 were $1.6 million. Total gross royalties for the nine month period ended June 30, 2002 were $10.0 million and total gross royalties for the nine month period ended June 30, 2001 were $4.9 million. From gross royalties, a portion was credited back to the customer's account for use as payment of license fees for future orders to be placed with us. The remaining portion of gross royalty revenue was reported as net royalty revenue. Net royalty revenue increased as a percentage of total revenue from 16% for the three months ended June 30, 2001 to 26% for the three months ended June 30, 2002, primarily due to increased net royalty revenue in the latter period.

COSTS AND EXPENSES

                                       Three Months Ended                       Nine Months Ended
                                            June 30,                                June 30,
                                --------------------------------        ----------------------------------
($ In Thousands)                  2002   Inc/(Dec)          2001           2002   Inc/(Dec)           2001
                                ------   --------         ------        -------   --------         -------
Cost of revenue ........        $2,086         11%        $1,871        $ 5,207         18%        $ 4,404
Amortization of acquired
technology .............           397          0%           397          1,191         50%            794
Product development ....         2,923         (2)%        2,993          9,041          6%          8,492
                                ------                    ------        -------                    -------
Engineering costs ......        $5,406          3%        $5,261        $15,439         13%        $13,690
                                ======                    ======        =======                    =======

Engineering costs are allocated between cost of revenue and product development expenses. Engineering efforts devoted to developing products as part of specific customer projects are recognized as cost of revenue. The balance of engineering costs, incurred for general development of Artisan's technology, is charged to product development. Engineering costs generally are expensed as incurred.

Engineering costs increased 3% in the three month period ended June 30, 2002 as compared to the three month period ended June 30, 2001. Engineering costs increased 13% in the nine month period ended June 30, 2002 as compared to the nine month period ended June 30, 2001. The absolute dollar increase in engineering costs of $1.7 million was primarily due to an increase in headcount and personnel expenses of $891,000, increased allocated leasing costs associated with the relocation of our principal offices of $731,000 and increased use of outside services of $350,000, partially offset by a decrease in software tool maintenance costs of $584,000. The increase in engineering headcount-related costs in the nine month period ended June 30, 2002 as compared to the nine month period ended June 30, 2001, was primarily due to our acquisition of the personnel associated with the physical library business of Synopsys Inc.

Cost of revenue increased 11% in the three month period ended June 30, 2002 as compared to the three month period ended June 30, 2001. Cost of revenue increased 18% in the nine month period ended June 30, 2002 as compared to the nine month period ended June 30, 2001. The absolute dollar increase of cost of revenue of $803,000 in the nine month period ended June 30, 2002, as compared to the nine month period ended June 30, 2001 was due to increased engineering hours allocated to revenue generating projects of $568,000, increased warranty expense of $70,000, and an increase in the use of outside services of $164,000.

Product development expenses were approximately the same in the three month period ended June 30, 2002 as compared to the three month period ended June 30, 2001. Product development expenses increased 6% in the nine month period ended June 30, 2002 as compared to the nine month period ended June 30, 2001. The absolute dollar increase of $549,000 in the nine month period ended June 30, 2002, as compared to the nine month period ended June 30, 2001, was due to an increase in headcount and personnel expenses of $891,000, increased allocated leasing costs associated with the relocation of our principal offices of $731,000, increased use of outside services of $186,000, partially offset by a decrease in software tool maintenance costs of $584,000 and increased engineering hours allocated to revenue generating projects of $441,000. We expect that product development expenses will continue to increase in absolute dollars.

                                   Three Months Ended                       Nine Months Ended
                                        June 30,                                June 30,
                            --------------------------------        ----------------------------------
($ In Thousands)              2002   Inc/(Dec)          2001           2002   Inc/(Dec)           2001
                            ------   --------         ------        -------   --------         -------
Sales and marketing
expense ............        $2,268         25%        $1,812        $ 6,339         32%        $ 4,819
                            ======                    ======        =======                    =======

Sales and marketing expenses include salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses increased by 25% in the three month period ended June 30, 2002, compared to the three month period ended June 30, 2001. The increase in absolute dollars in sales and marketing expenses of $456,000 in the three month period ended June 30, 2002, as compared with the three month period ended June 30, 2001, was primarily attributable to an increase in headcount and personnel expenses of $470,000, increased allocated leasing costs associated with the relocation of our principal offices of $87,000 and increased outside services of $45,000, partially offset by decreased marketing program expenses of $64,000 and decreased travel expenses of $15,000. Sales and marketing expenses increased by 32% in the nine month period ended June 30, 2002, as compared to the nine month period ended June 30, 2001. The increase in absolute dollars in sales and marketing expenses of $1.5 million in the nine month period ended June 30, 2002, as compared with the nine month period ended June 30, 2001, was primarily attributable to an increase in headcount and personnel expenses of $1.2 million, an increase in commission expense of $192,000 and increased allocated leasing costs associated with the relocation of our principal offices of $276,000, partially offset by decreased marketing program expenses of $198,000. We expect sales and marketing expenses to grow in absolute dollars in future periods.

                                   Three Months Ended                       Nine Months Ended
                                        June 30,                                June 30,
                            --------------------------------        ----------------------------------
($ In Thousands)              2002   Inc/(Dec)          2001           2002   Inc/(Dec)           2001
                            ------   --------         ------        -------   --------         -------
General and administrative
expenses .................  $1,172         54%        $  762        $ 2,374         14%        $ 2,087
                            ======                    ======        =======                    =======

General and administrative expenses increased 54% in the three month period ended June 30, 2002 as compared to the three month period ended June 30, 2001. The absolute dollar increase in general and administrative expenses of $410,000 in the three month period ended June 30, 2002, as compared to the three month period ended June 30, 2001, was due to increased directors and officers' insurance, legal and accounting costs of $157,000, increased personnel related costs of $135,000 and increased allocated leasing costs associated with the relocation of our principal offices of $24,000 and an increase in the provision for doubtful accounts of $65,000. General and administrative expenses increased 14% in the nine months ended June 30, 2002 as compared to the nine month period ended June 30, 2001. The absolute dollar increase in general and administrative expenses of $287,000 in the nine month period ended June 30, 2002, as compared to the nine month period ended June 30, 2001, was due to increased legal costs of $328,000, increased directors and officers' insurance of $99,000, increased accounting costs of $37,000, increased personnel related costs of $145,000, increased allocated leasing costs associated with the relocation of our principal offices of $70,000 and increased other costs of $22,000, partially offset by a reduction in the provision for doubtful accounts resulting from collection activities of $342,000 and decreased costs of outside services of $70,000. We expect general and administrative expenses to grow in absolute dollars in future periods.

                                             Three Months Ended                       Nine Months Ended
                                                  June 30,                                June 30,
                                      --------------------------------        ----------------------------------
($ In Thousands)                        2002   Inc/(Dec)          2001           2002   Inc/(Dec)           2001
                                      ------   --------         ------        -------   --------         -------
Amortization of acquired
technology .................          $  397          0%        $  397        $ 1,191         50%        $   794
Amortization of goodwill and
other intangible assets.....              95        (94)%        1,627            285        (91)%         3,242
In process research and
development ................              --        N/A             --             --       (100)%         2,441
                                      ------                    ------        -------                    -------
Acquisition-related
expenses ...................          $  492        (76)%       $2,024        $ 1,476        (77)%       $ 6,477
                                      ======                    ======        =======                    =======

The amortization of acquired technology and goodwill and other intangible assets, as well as the one-time charge for in process research and development are due to the acquisition of the physical library business of Synopsys. We adopted FAS 142 effective October 1, 2001. Therefore, we have ceased amortization of goodwill and the workforce intangible. The decrease in acquisition related expenses of $1.5 million in the three month period ended June 30, 2002 and $5.0 million in the nine month period ended June 30, 2002, as compared to the corresponding periods in fiscal 2001, was due to the adoption of FAS 142.

OTHER INCOME

                                   Three Months Ended                       Nine Months Ended
                                        June 30,                                June 30,
                            --------------------------------        ----------------------------------
($ In Thousands)              2002   Inc/(Dec)          2001           2002   Inc/(Dec)           2001
                            ------   --------         ------        -------   --------         -------
Interest and other income
(expense), net ..........   $  195        (53)%       $  412        $  (600)       (132)%      $ 1,900
                            ======                    ======        =======                    =======

Other income of $195,000 in the three month period ended June 30, 2002 and other expense of $600,000 in the nine month period ended June 30, 2002 were primarily due to lower interest rates in interest income and an additional accrual related to an increase in the anticipated loss related to our previous office facility. Other income of $412,000 in the three month period ended June 30, 2001 and $1.9 million in the nine month period ended June 30, 2001 were primarily due to interest income on our investment portfolio. Interest income has declined significantly in both the three and nine month periods ended June 30, 2002, due to lower interest rates.

INCOME TAXES

                                   Three Months Ended                       Nine Months Ended
                                        June 30,                                June 30,
                            --------------------------------        ----------------------------------
($ In Thousands)              2002   Inc/(Dec)          2001           2002   Inc/(Dec)           2001
                            ------   --------         ------        -------   --------         -------
Provision (benefit) for
income taxes ..........     $   75        111%        $ (659)       $   192        111%        $(1,706)
                            ======                    ======        =======                    =======

We recorded a tax provision of $75,000 during the three months ended June 30, 2002 versus a tax benefit of $659,000 during the three months ended June 30, 2001. We recorded a tax provision of $192,000 during the nine month period ended June 30, 2002 versus a tax benefit of $1.7 million during the nine month period ended June 30, 2001. The provisions for taxes in the three and nine month periods ended June 30, 2002 were due to foreign taxes withheld for which no tax benefit could be taken in the U.S. and U.S. alternate minimum tax.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily from license and royalty revenue received from inception to June 30, 2002, the net proceeds of $27.1 million from our February 1998 initial public offering of Common Stock, the net proceeds of $15.8 million from our April 1998 secondary offering of Common Stock and, to a lesser extent, the proceeds of approximately $7.7 million from the sale of Preferred Stock and a warrant.

Net cash provided by operating activities was $4.3 million in the nine month period ended June 30, 2002 and $658,000 in the nine month period ended June 30, 2001. Net cash provided by operating activities in the nine month period ended June 30, 2002 was primarily due to our net income, an increase in deferred revenue and long-term liabilities, an increase in accounts payable, other liabilities, and depreciation and amortization; partially offset by a decrease in the provision for doubtful accounts, an increase in net contract receivables and an increase in prepaid expenses and other assets. Net cash provided by operating activities in the nine month period ended June 30, 2001 was primarily due to non-cash charges associated with depreciation and amortization, amortization of goodwill and other intangible assets, and the one-time charge for in process research and development related to the acquisition of the Physical Library Business of Synopsys and an increase in accounts payable and accrued liabilities; partially offset by our net loss, an increase in contract receivables and an increase in deferred taxes.

Net cash used in investing activities was $8.3 million in the nine month period ended June 30, 2002 and $14.8 million in the nine month period ended June 30, 2001. In the nine month period ended June 30, 2002, investing activities consisted primarily of net purchases of marketable securities and acquisition of property and equipment. In the nine month period ended June 30, 2001, investing activities consisted primarily of the acquisition of the Physical Library Business of Synopsys and the purchase of property and equipment, partially offset by net sales of marketable securities.

Net cash provided by financing activities was $2.3 million in the nine month period ended June 30, 2002 and $1.2 million in the nine month period ended June 30, 2001. Net cash provided by financing activities in both periods consisted of proceeds from the issuance of common stock to employees upon the exercise of stock options and the purchase of stock through the employee stock purchase plan.

At June 30, 2002, we had cash, cash equivalents and current marketable securities of $48.3 million and working capital of $47.9 million. The following table represents our future commitments under minimum annual lease payments as of June 30, 2002:

      Fourth quarter of Fiscal 2002 ......................         $   447
      Fiscal 2003 ........................................           2,285
      Fiscal 2004 ........................................           2,427
      Fiscal 2005 ........................................           1,930
      Fiscal 2006 and thereafter .........................           6,092
                                                                   -------
      Total minimum annual lease payments ................         $13,181

We rent our current office facility in Sunnyvale under a noncancelable operating lease that expires in 2008. Under the terms of the lease, we issued a letter of credit in the amount of $284,000, representing the security deposit. The letter of credit was cancelled in April 2002. Under the terms of the lease, we are responsible for a proportionate amount of taxes, insurance and common area maintenance costs.

We continue to lease our previous office facility in Sunnyvale under a non-cancelable lease that expires in 2004. We are actively seeking a sub-tenant for this building. As a result, at June 30, 2002 we have an accrued loss of $1.3 million representing the committed lease payments net of the estimated sublease income, the net book value of leasehold improvements of the building and the estimated commission expenses relating to the sublease. Should rental rates continue to decrease or should it take longer than expected to sublease this facility, the actual loss could exceed this estimate.

We entered into a new lease for 1,218 square feet of office space for our sales office in Tokyo, Japan. The term of this lease is 24 months and it expires in 2004.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method Of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, upon initial adoption of the standard and then annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

We adopted SFAS 142 effective October 1, 2001. As a result of the adoption of SFAS 142 workforce intangibles of $1.0 million were reclassified as goodwill. In addition we have ceased amortization of goodwill and the workforce intangible assumed into goodwill. As of October 1, 2001, the net book value of these intangibles was $13.7 million and amortization of $4.6 million was recorded for the year ended September 30, 2001.

We have also completed an impairment review required upon adoption of SFAS 142 and did not record any impairment charge with respect to our goodwill intangibles. We also review our goodwill and other intangible assets on a regularly basis during the year. We will complete the annual review of goodwill and intangibles during the quarter ending September 30, 2002, and there can be no assurance that an impairment charge will not be necessary at that time.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is required to be applied starting with fiscal years beginning after December 12, 2001. SFAS 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. We will adopt SFAS 144 on October 1, 2002. The adoption of SFAS 144 is not expected to have a significant impact on our results of operations and financial position.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We are currently assessing the impact of adopting SFAS 146 on our results of operations and financial position.

FACTORS AFFECTING FUTURE OPERATING RESULTS

OUR BUSINESS DEPENDS ON CONTINUED DEMAND FOR COMPLEX SYSTEM-ON-A-CHIP SEMICONDUCTORS AND THE ELECTRONIC EQUIPMENT THAT INCORPORATE THEM

Our business is substantially dependent on the adoption of our technology by semiconductor manufacturers and on an increasing demand for products requiring complex system-on-a-chip integrated circuits, such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations. A system-on-a-chip is a semiconductor that includes the computing, memory and communications components that previously had been available only on separate chips. Our business is subject to many risks beyond our control that influence the success of our customers including, among others, competition faced by each customer in its particular industry, market acceptance of the customer's products that incorporate our technology, the engineering, sales and marketing capabilities of the customer and the financial and other resources of the customer. Demand for our products may also be affected by mergers in the semiconductor and related industries, which may reduce the aggregate level of purchases of our products and services by the combined companies. If there is faltering growth in the semiconductor and related industries, a reduced number of design starts, shifts in the types of integrated circuits manufactured, tightening of customers' operating budgets or consolidation among our customers, our business could suffer.

The semiconductor and electronics products industries are characterized by rapid technological change, frequent introductions of new products, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Each of these industries is highly cyclical and has periodically experienced significant downturns, often in connection with or in anticipation of decline in general economic conditions during which the number of new semiconductor design projects often decreases. Revenue generated from licensing depends in large part on the rate at which semiconductor manufacturers adopt new product generations, which, in turn, is affected by the level of demand for semiconductors. Revenue generated from royalties depends on production and sale of integrated circuits or wafers that incorporate our technology. If the semiconductor and electronics products industries experience a downturn, then our business could suffer.

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

The semiconductor industry suffered a sharp decline in orders and revenue in 2001 and this weakness has continued in 2002. Many semiconductor manufacturers and vendors of products incorporating semiconductors have announced earnings shortfalls and employee layoffs. Overall, customer spending tightened. These conditions have negatively affected our business, and will continue to do so in the future if these conditions persist. The outlook for the electronics industry is uncertain and it is very difficult to predict how long the current downturn will last.

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

WE HAVE INCURRED OPERATING LOSSES IN RECENT PERIODS AND MAY BE UNABLE TO MAINTAIN PROFITABILITY

Although we were profitable in the three month period ended June 30, 2002, we incurred net operating losses in the first six months of fiscal 2002, and in fiscal years 2001 and 1999. If our revenue in future periods increases more slowly than we expect or not at all, we may not maintain profitability. In addition, most of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. We expect to continue to incur significant expenses in connection with funding for research and development, operational and administrative activities and expansion of our sales and marketing efforts. As a result, we will need to increase revenue to maintain profitability. We may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to maintain profitability, our business and financial condition would suffer, we could lose the benefit of tax credits and other deferred tax assets and our stock price could decline.

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

We face risks inherent in a royalty based business model, such as the rate of incorporation of our IP components into semiconductor designs, the rate of adoption of our IP components by semiconductor manufacturers, and the demand for products incorporating such integrated circuits. Additionally, our ability to forecast and realize royalty revenue is limited by factors that are beyond our control. Such factors include the timing of the manufacture of royalty-bearing integrated circuits, the price charged by semiconductor manufacturers to their customers for royalty-bearing integrated circuits, and the quantity of royalty-bearing integrated circuits ordered and actually manufactured. Even if our IP components are used in a product that achieves commercial success, the royalty rate that we negotiate with our customers varies, and in certain cases, with respect to specific process geometries, or product generations, declines over time. Accordingly, on a period-to-period basis, royalty revenue as a percentage of total revenue may vary significantly. Net royalty revenue as a percentage of total revenue was 26% in the third quarter of fiscal 2002, 31% in the second quarter of fiscal 2002, and 26% in the first quarter of fiscal 2002.

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

Our strategy of targeting semiconductor manufacturers that participate in, or may enter, the system-on-a-chip market requires us to compete in intensely competitive markets. Within the third party IP component market, we compete primarily against Nurlogic Design, Inc., Virage Logic Corporation and Virtual Silicon Technology, Inc. In addition, we may face competition from consulting firms and companies that typically have operated in the generic library segment of the market and that now seek to offer customized IP components as enhancements to their generic solutions.

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

In connection with our acquisition of the physical library business of Synopsys in January 2001, Synopsys agreed that it would not engage in the development, sale, marketing or support of certain IP components for a period of two years commencing in January 2001. This restriction is subject to early termination upon the occurrence of certain events, including but not limited to a sale of our company. If, upon termination of this restriction, Synopsys elects to engage in the development, sale, marketing or support of IP components that compete with our IP components, our revenue and operating results could be negatively affected. Synopsys recently acquired Avant! Corporation, including its physical library business, and must either sell or terminate that business. We may not be able to enforce our rights to require Synopsys to sell Avant!'s physical library business before the non-compete period terminates, if at all.

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

The license of our products typically involves a significant commitment of capital by the customer and a purchase will often be timed to coincide with a customer's migration to a new manufacturing process. Potential customers generally commit significant resources to an evaluation of available IP or IP solutions and require that we expend substantial time, effort and resources to educate them about the value of our products. Despite these efforts, potential customers may select an alternate solution or delay or forego a license of our products. Once we receive and accept an order from a customer, we must commit significant resources to customizing our products for the customer's manufacturing process. This customization is complex and time consuming and is subject to a number of risks over which we have little or no control. These risks include the customer's alterations of its manufacturing process or the timing of its migration to a new process. Typically, this customization takes from six to nine months to complete. A substantial majority of our contracts are billed and recognized to revenue on a percentage of completion basis. Our revenue recognition and cost management practices are based on estimates for project completion costs and costs incurred to date. Accordingly, if there are delays in product customization, our operating results could suffer. As a result, the sales cycle for our products is long, typically ranging from three to nine months. Our ability to forecast the timing and scope of specific sales is limited.

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

WE FACE RISKS FROM FOREIGN OPERATIONS, WHICH COULD REDUCE OUR OPERATING RESULTS AND HARM OUR FINANCIAL CONDITION

Historically, a large portion of our total revenue has been revenue from outside of the United States. International revenue as a percentage of our total revenue was approximately 68% in the three month period ended June 30, 2002 and 64% in the three month period ended June 30, 2001. International revenue as a percentage of our total revenue was approximately 78% in the nine month period ended June 30, 2002 and 71% in the nine month period ended June 30, 2001. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. If our competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the U.S. dollar, then we may experience fewer orders from international customers whose business is based primarily on the less expensive currency. In addition, present or future dislocations with respect to international financial markets may materially harm our business.

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

We derive a substantial majority of all our revenue from license fees associated with the sales of our products, including support and maintenance fees. License fees accounted for 74% of total revenue for the three months ended June 30, 2002 and 84% of total revenue the three months ended June 30, 2001. License fees accounted for 72% of total revenue in the nine month period ended June 30, 2002 and 82% of total revenue in the nine month period ended June 30, 2001. We expect that license revenue will continue to account for a substantial portion of our revenue for the foreseeable future. We cannot be certain that we will continue to derive sufficient revenue from license revenue. If license revenue were to decline, our business would suffer in the short term, and our royalty revenue may decline in the long term as fewer semiconductors incorporate our products. Our future license revenue will depend in part on the successful development, introduction and customer acceptance of new products.

BECAUSE WE RELY ON A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A LARGE PORTION OF OUR REVENUE, OUR REVENUE COULD DECLINE IF OUR EXISTING CUSTOMERS DO NOT CONTINUE TO PURCHASE AND USE OUR PRODUCTS

We have been dependent on a relatively small number of customers for a large portion of our total revenue, although the customers comprising this group have changed from time to time. In the three month period ended June 30, 2002, TSMC accounted for 32% of total revenue, Jazz accounted for 13% of total revenue and NSC accounted for 11% of our total revenue. In the three month period ended June 30, 2001, UMC accounted for 19% of total revenue, NSC accounted for 18% of total revenue, TSMC accounted for 15% of total revenue and Synopsys, Inc. accounted for 12% of total revenue. In the nine month period ended June 30, 2002, TSMC accounted for 38% of total revenue. In the nine month period ended June 30, 2001, TSMC accounted for 25% of total revenue and NSC accounted for 10% of our total revenue. In addition, TSMC accounted for 88% of our net royalty revenue in the three month period ended June 30, 2002, and 76% of our net royalty revenue in the three month period ended June 30, 2001. In the nine month period ended June 30, 2002, TSMC accounted for 90% of net royalty revenue and in the nine month period ended June 30, 2001, TSMC accounted for 88% of net royalty revenue. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future. The companies considered to be our major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs produced that utilize our products.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments issued by high-quality corporate issuers and the U.S. Government and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

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

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The carrying values approximate fair values at June 30, 2002 and September 30, 2001. All investments mature in one year or less.

                                CARRYING     AVERAGE RATE     CARRYING     AVERAGE RATE
                                VALUE AT     OF RETURN AT     VALUE AT     OF RETURN AT
                                JUNE 30,       JUNE 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                  2002           2002           2001            2001
                             --------------  ------------  --------------  -------------
                             (IN THOUSANDS)  (ANNUALIZED)  (IN THOUSANDS)   (ANNUALIZED)
INVESTMENT SECURITIES:

Cash Equivalents -
    variable rate .........     $ 6,049          0.7%          $ 3,708          3.2%
Money market funds -
    variable rate .........         187          1.6%              121          3.2%
Cash Equivalents -
    fixed rate ............      23,669          1.9%           27,763          4.0%
Short-term investments -
    fixed rate ............      18,372          2.3%           10,737          4.1%
                                -------                        -------
Total .....................     $48,277                        $42,329
                                =======                        =======

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved in the three months ended June 30, 2002 by the Company's Audit Committee to be performed by the Company's external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The non-audit services approved by the Audit Committee in the three months ended June 30, 2002 are each considered by the Company to be audit-related services, which are closely related to the financial audit process. The non-audit services performed by the Company's external auditor during the three months ended June 30, 2002 were each approved by the Audit Committee. During the three months ended June 30, 2002, the Audit Committee approved engagements of PricewaterhouseCoopers LLP, the Company's external auditor, for the following non-audit services: tax services; services related to the formation and qualification of a foreign subsidiary of the Company; and work on the Company's resale registration statement on Form S-3.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      Exhibit 99.1  Certification Pursuant To 18 U.S.C. Section 1350, As
                    Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)   Reports on Form 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002

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

                                  EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION

99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002