Form 10-K
period 2002-09-30
ARTISAN COMPONENTS INC
filed 2002-12-27
CIK 1048982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

|X|	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2002

|_|	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. ________ ARTISAN COMPONENTS, INC. (Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0278185 (I.R.S. Employer Identification Number)

141 Caspian Court Sunnyvale, California (Address of principal executive offices)	94089 (Zip Code)

Registrant’s telephone number, including area code: (408) 734-5600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes |X|     No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes |X|     No |_|

The aggregate market value of Common Stock held by non-affiliates of the registrant as of October 31, 2002 was $167.2 million. The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 28, 2002 was $241.9 million. Shares of Common Stock held by each executive officer, director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2002 was 16,925,252.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2003 Annual Meeting of Stockholders.

ARTISAN COMPONENTS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2002

TABLE OF CONTENTS

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and the information incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report, the words “expects,” “anticipates” and “estimates” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those we expect or anticipate. These risks and uncertainties include those discussed below and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Operating Results.” We undertake no obligation to publicly update or correct these forward-looking statements to reflect events or circumstances that occur after the date this Report is filed with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS

GENERAL

We are a leading developer of high performance, high density and low power embedded memory, standard cell and input/output intellectual property, or IP, components for the design and manufacture of complex integrated circuits or semiconductors. We license our products to customers for the design of integrated circuits used in complex, high volume applications, such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers, workstations and servers.

Our customers include foundries, which only manufacture integrated circuits, integrated device manufacturers, which design and manufacture integrated circuits, and companies that design integrated circuits for manufacture by third parties. Integrated circuit manufacturers invest significant resources in libraries that are designed to match their specific manufacturing processes. Our IP library products are designed to enable these manufacturers to achieve the best combination of performance, density, power and yield for a given manufacturing process. We provide a layer of reliable IP components that help ensure integrated circuits will work to specification before they are manufactured. This process interface layer is important since every integrated circuit design must be mapped into a specific manufacturing process to achieve targeted performance and yield. As a result, we believe integrated circuit designers view optimized IP components as an important link between the design of an integrated circuit and the manufacturing process. Typically, an integrated circuit manufacturer licenses one or more products designed for its manufacturing process that is accompanied by layout databases, views to support a customer’s design tool environment and design methodology documentation.

We license our products on a nonexclusive, worldwide basis to major integrated circuit manufacturers and grant these manufacturers the right to distribute our products to their internal design teams and to their integrated circuit design customers. We charge manufacturers a license fee that gives them the right to manufacture integrated circuits containing products we have developed for their manufacturing process. In addition, manufacturers agree to pay us royalties based on manufacturing volumes of integrated circuits that include our products. A portion of such royalty payments is then credited back to the manufacturer’s account to be applied against future license fees, if any, payable by such manufacturer.

For most of our integrated circuit manufacturing customers, we perform all or part of the distribution and licensing of our products to the integrated circuit design companies that use such manufacturers to produce their designs. In performing this distribution and licensing function, we have licensed our products to over 1,000 design companies. When distributing our products to integrated circuit design companies, we make the core set of our product libraries available to our licensed companies at no charge. We also provide customized IP component products and services to our licensed customers on a separate fee basis.

We have several industry partner programs whereby our partners provide a wide variety of IP solutions, design services and tool support to streamline the design process for users of our IP components. Through these programs, we provide products and support to over 150 companies who use these products in support of our licensed users.

We believe that the licensing of our IP components to integrated circuit manufacturers and the design companies that use them encourages proliferation of our products and provides a highly efficient distribution channel for our IP components. We have licensed our products to many leading semiconductor manufacturers including Chartered Semiconductor Manufacturing Ltd., Dongbu Electronics Co. Ltd., Fujitsu Ltd., 1st Silicon (Malaysia) Sdn. Bhd., Infineon Technologies AG, International Business Machines Corporation, Newport Fab, LLC (doing business as Jazz Semiconductor), National Semiconductor Corporation, NEC Corporation Ltd., Sanyo Electric Co. Ltd., Sharp Corporation, Siemens AG, Silterra Malaysia Sdn. Bhd., Taiwan Semiconductor Manufacturing Company Ltd. and United Microelectronics Corporation.

We incorporated in California in April 1991 as VLSI Libraries Incorporated, changed our name to Artisan Components, Inc. in March 1997 and reincorporated in Delaware in January 1998. On January 4, 2001, we acquired certain assets of the physical library business of Synopsys, Inc. for approximately $27.4 million in cash, stock and assumed obligations. Our principal executive offices are located at 141 Caspian Court, Sunnyvale, California 94089-1013, our telephone number is (408) 734-5600 and our website is www.artisan.com. Our trademarks include Artisan, Process-Perfect, SAGE and the Artisan logo. This Annual Report on Form 10-K also includes our and other organizations’ product names, trade names and trademarks.

INDUSTRY BACKGROUND

The development of the market for memory, standard cell and input/output components used in complex single chip integrated circuits has resulted from the continuing horizontal specialization in the semiconductor industry. This trend has been driven by a growth in design complexity due to increases in manufacturing capacity and an increasing focus on core competencies. In the 1970s, semiconductor companies were vertically integrated and responsible for all aspects of integrated circuit production, including integrated circuit design, electronic design automation tool design, IP component design and integrated circuit manufacturing. In the 1980s, application specific integrated circuit companies developed a new approach that allowed their customers to perform the logic design of an integrated circuit while they performed the detailed physical implementation of the design and manufactured the integrated circuit. In addition, stand-alone electronic design automation tool vendors began providing software design tools to complement those developed by internal divisions of semiconductor companies. The early 1990s saw the emergence of a number of semiconductor design companies that chose to focus on specific design expertise, take advantage of the availability of excess semiconductor manufacturing capacity and avoid the capital expenditures necessary to build fabrication facilities. Throughout this period, semiconductor manufacturers continued to focus on their core competencies: semiconductor design and manufacturing processes. Due to the greatly increased complexity of single chip integrated circuits, semiconductor manufacturers began to outsource the design of particular IP components critical to the successful development of such integrated circuits.

Since the 1970s, advances in semiconductor manufacturing processes have enabled the transistor density on integrated circuits to double approximately every 18 months. Today, it is possible to place tens of millions of transistors on a single integrated circuit. State of the art fabrication facilities of the 1980s produced integrated circuits using process geometries of 1.0 µm (one millionth of a meter). Current state-of-the-art fabrication facilities use 0.13 µm process geometries, and many semiconductor manufacturers have begun the transition to facilities using 90 nanometer (0.09 µm) processes. These advances enable the manufacture of highly complex integrated circuits, resulting in substantial performance, power, cost and reliability improvements over conventional multi-chip systems on printed circuit boards. These integrated circuits are known as system-on-a-chip integrated circuits and combine all of the functionality of printed circuit boards onto a single integrated circuit and are optimal for use in complex, high volume applications such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations.

As shown above, in both a printed circuit board system and in a system-on-a-chip, the primary building blocks may include memory, standard cell, input/output, microprocessor, digital signal processor, mixed-signal and analog components. However, integration of these components into system-on-a-chip integrated circuits at process geometries of 0.25 µm or below is far more complex and time consuming than the design of a traditional printed circuit board system. Given shorter product life cycles and the importance of reducing time to market, we believe the use of our IP components to leverage design and manufacturing capabilities can be a significant competitive advantage to semiconductor manufacturers.

Semiconductor manufacturers require solutions that fully utilize their manufacturing processes in order to maximize performance, speed and density of the finished integrated circuit while reducing time to market. Although the electronic design automation tool industry has successfully developed partial solutions to increase design productivity and performance, electronic design automation tools have not completely overcome the challenges of creating IP components tailored to a particular manufacturing process within a compressed time-to-market window. Suppliers of portable generic IP libraries have also improved design productivity by offering products designed to work with many manufacturing processes. However, these generic libraries do not fully utilize the depth and strengths of a particular manufacturing process. Semiconductor manufacturers have also increased their internal design resources to produce IP components for themselves and for their customers. In addition, many of these same semiconductor manufacturers use third party IP components, such as ours, in order to harness the strengths of their manufacturing processes, increase the performance of their manufactured products, accelerate time to market for themselves and their customers and gain access to integrated circuit design companies that utilize IP components produced by third parties such as Artisan.

MARKET APPROACH

Our objective is to be the leading provider of high performance IP components to the semiconductor industry. Our strategy is based upon the following key elements:

Focus on Key Components for High Volume System-on-a-Chip Integrated Circuits. We target the system-on-a-chip integrated circuit industry with highly specialized memory, standard cell and input/output components. Together, these components constitute a substantial majority of the silicon area on a typical system-on-a-chip integrated circuit and have a substantial impact on the overall performance of the integrated circuit. By offering improved performance in these critical areas of high volume integrated circuits, we seek to expand the utilization of our products in the design and manufacture of integrated circuits.

Strengthen Relationships with Leading Semiconductor Manufacturers. We focus on licensing our products to the world’s leading semiconductor manufacturers. We believe these manufacturers represent the largest revenue potential for us because they utilize the most advanced manufacturing processes, manufacture the largest number of integrated circuits, have the most pressing need for high performance IP components and face the greatest time-to-market pressures.

3

Increase Revenue through Diversified Business Model. We generate revenue through a combination of license fees and royalties. We believe our license agreements with manufacturers and sublicenses to designers facilitate the broad and rapid penetration of our products into multiple designs, thereby increasing potential royalty revenue. We seek to increase our total revenue by developing products for a broader range of integrated circuit manufacturers, expanding the scope of products we develop for such manufacturers, increasing the number of users of our products, expanding the services we provide to integrated circuit designers and manufacturers and improving our procedures for tracking and collecting royalties.

Strengthen Relationships with Integrated Circuit Designers. We receive royalties from our licensed integrated circuit manufacturers based upon the number of chips or wafers, depending on the license, that they manufacture which contain our IP components. We seek to strengthen our relationships with the integrated circuit design companies that drive integrated circuit production through the provision of trusted high performance IP components, product customization services and other value-added services, to ensure that we are the supplier of choice for integrated circuit designers and manufacturers.

Leverage Product Development Process. We have developed a large portfolio of IP building blocks and design tools that allow us to develop new products rapidly. We believe that our development time for additional products may decrease over time due to our growing base of knowledge and understanding of various manufacturing processes and design requirements. We intend to continue to improve the efficiency of our product development process in order to decrease product delivery time.

Maintain Technological Leadership. Our customers evaluate IP components based on speed, density, power, quality, compatibility with a given manufacturing process, reliability and price. Against these evaluation criteria, we believe that we currently have a position of technological leadership. We intend to maintain our technological leadership position by continuing to develop, internally or through possible acquisitions, a significant portfolio of IP building blocks upon which we can base new generations of products and by making enhancements to our existing products. We also intend to maintain our expertise in state of the art manufacturing processes by working with customers during their development efforts for new manufacturing processes.

THE ARTISAN SOLUTION

Our IP components are designed to offer customers the following benefits:

Performance, Power and Reliability. We deliver high performance, high density, low power and high reliability IP components through a combination of design expertise, proprietary technology and design tools. Our IP components, which are customized, verified and tested for a particular manufacturing process, require little or no integration by customers and have been proven by use in over 100 different manufacturing processes. Many of our products are designed to achieve speeds in excess of 1 GHz.

Significant Time-to-Market Advantages. We enable semiconductor companies to reduce the time required to bring new integrated circuits to market by (i) eliminating the customer’s need to design IP components, (ii) delivering products designed for a specific manufacturing process and (iii) delivering products ready for use with industry standard and proprietary integrated circuit design tools. Our products can be reused in multiple customer designs, which reduces the design cycle and decreases time to market for new integrated circuits.

Long Term Product Development Path. Our technology provides semiconductor companies with reliable building blocks for future generations of their complex integrated circuit designs. Our ability to adapt and customize IP components used in one process and one design for reuse in additional designs and processes provides each customer with a ready source of reliable IP components for future designs and processes. This enables our customers to standardize on our products, accelerate their product development and focus internal engineering resources on core competencies, including semiconductor design and manufacturing processes.

4

Cost Effective Solutions. As semiconductor manufacturing process geometries shrink and the complexity of integrated circuit designs increases, the cost to design system-on-a-chip integrated circuits increases significantly. By providing reliable products with significant time-to-market benefits, we enable customers to reduce design costs, minimize integration costs and increase manufacturing yield. Moreover, by using our products, semiconductor companies avoid the cost of recruiting and training a significant group of engineers dedicated to IP component design.

PRODUCTS

Our current family of IP components includes high performance, high density and low power memory, standard cell and input/output components. Our contracts with customers generally require them to pay a license fee to us ranging from approximately $250,000 to $650,000 for each product delivered under a contract.

Our products are developed and delivered using a proprietary methodology that includes a set of design tools, techniques and specific design expertise that we call “Process-Perfect™.” This methodology ensures that our IP components are designed to achieve the best combination of performance, density, power and yield for a given manufacturing process. In addition, we have created a flexible portfolio of IP building blocks. This portfolio, combined with the Process-Perfect methodology, allows us to satisfy our customers’ schedule and quality requirements in a cost effective manner. Our IP components are easily integrated into a variety of customer design methodologies and support industry standard integrated circuit design tools, including those from electronic design automation tool vendors such as Cadence Design Systems, Inc., Mentor Graphics Corporation and Synopsys, Inc., as well as customers’ proprietary integrated circuit design tools. To support these various integrated circuit design tool environments, each of our products includes a comprehensive set of verified tool models.

Memory Products

Our embedded memory products include random access memories, read only memories and register files. Our high speed, high density and low power products include single- and dual-port random access memories; read only memories; and single-, two-and three-port register files. Our embedded memory products are configurable and vary in size to meet the customer’s specification. For example, our memory products will support sizes from 2 to 128 bits wide and from 8 to 16,384 words. All of our memory products include features such as a power down mode, low voltage data retention and fully static operation. In addition, our memory products may include built-in test interfaces that support popular test methodologies.

High Speed Memory Family. Our high speed products are designed to achieve speeds in excess of 1 GHz for 0.13µm manufacturing processes. We achieve the high performance of our memory products through a combination of proprietary design innovations that include latch based sense amplifiers, high speed row select technology, precise core cell balancing and rapid recovery bitlines.

High Density Memory Family. Our high density products are designed for applications where achieving the lowest possible manufacturing cost is critical. These are typically consumer applications with high manufacturing volumes. To achieve the lowest possible manufacturing cost for these products, we utilize proprietary circuit and layout techniques to reduce the overall area of the memories. In addition, we use specific design and analysis techniques to enhance production yield.

Low Power Memory Family. Our low power products are designed to prolong battery life when used in battery-powered electronic systems. These products achieve low power through a combination of proprietary design innovations that include latch-based sense amplifiers, a power efficient banked memory architecture, precise core cell balancing and unique address decoder and driver circuitry.

5

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

Input/Output Products

Our input/output library includes over 600 standard input/output functions. We also offer a wide variety of specialized input/output products that are compatible with industry standard PCI, GTL, AGP, USB, SSTL2 and LVDS interfaces. In addition, we offer input/output products for many additional industry standard interfaces. Every input/output product utilizes each customer’s proprietary manufacturing process rules, pad pitch and ESD requirements, resulting in superior performance, reliability and manufacturability.

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

Engineering costs are allocated between cost of revenues and product development expenses. Engineering efforts devoted to developing products for specific customer projects are recognized as cost of revenues while the balance of engineering costs, incurred for general development of our technology, is charged to product development. We expect that we will continue to invest substantial funds for engineering activities.

As of September 30, 2002, our engineering staff had 128 employees. We seek to recruit highly skilled employees, and our ability to attract and retain such employees will be a principal factor in our success in maintaining our leading technological position. We believe that such investments in product development are required in order for us to remain competitive and we believe our team of software developers and our development capabilities represent a significant competitive advantage. Our fiscal year-end is September 30. Our product development expenses were $11.9 million in fiscal 2002, $12.4 million in fiscal 2001 and $6.8 million in fiscal 2000.

SALES, MARKETING AND DISTRIBUTION

We license our products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grant these manufacturers the right to distribute our IP components to their internal design teams and to their application specific integrated circuit and fabless semiconductor customers. For most of our integrated circuit manufacturing customers, we perform all or part of the distribution and licensing of our products to the integrated circuit design companies that use such manufacturers to produce their designs. While the basic elements of our product libraries are distributed at no charge, design companies can pay us a direct license and support fee to receive modified products and support from us. As part of the license agreement entered into by the design companies, the design companies agree to manufacture any semiconductor design using any of our products at the particular semiconductor manufacturer for which we developed the products. The semiconductor manufacturer then pays us a royalty based on the volume of the semiconductor manufacturer’s production containing our IP components.

We have several industry partner programs whereby our partners provide a wide variety of IP solutions, design services and tool support to streamline the design process for users of our IP components. Through these programs, we provide products and support to over 150 companies who use these products in support of our licensed users.

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

Historically, a substantial portion of our revenue has been derived from customers outside the United States. International revenue, primarily from Asia and Europe, represented 75% of our total revenues in fiscal 2002, 70% in fiscal 2001 and 86% in fiscal 2000. We anticipate that international revenue will remain a substantial portion of our total revenues in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars.

CUSTOMERS

We focus on licensing our products and providing related services to semiconductor manufacturers and integrated circuit design companies. Many of the world’s leading semiconductor manufacturers are among our customers including: Chartered, Dongbu, Fujitsu, IBM, 1st Silicon, Infineon, Jazz, National, NEC, Sanyo, Sharp, Siemens, Silterra, TSMC and UMC. Our license fee and royalty based business model enables widespread product distribution and licensing to integrated circuit design companies who are the customers of the semiconductor manufacturers. To date, we have licensed our products to over 100 integrated circuit design companies. In addition, we have several industry partner programs whereby members provide a wide variety of IP and microprocessor solutions, design services and tool support to streamline the design process for our library users.

We have been dependent on a relatively small number of customers for a substantial portion of our annual revenue, although the customers comprising this group have changed from time to time. In fiscal 2002, TSMC accounted for 39% of our total revenues. In fiscal 2001, TSMC accounted for 26% of our total revenues and Synopsys accounted for 12% of our total revenues. In fiscal 2000, TSMC accounted for 35% of our total revenues, Sharp accounted for 12% of our total revenues and NEC accounted for 10% of our total revenues. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing our products.

COMPETITION

Our strategy of targeting semiconductor manufacturers and integrated circuit design companies that participate in, or may enter, the system-on-a-chip market requires us to compete in intensely competitive markets. We face significant competition from third party IP component providers, such as DOLPHIN Integration SA, Faraday Technology Corporation, LEDA Systems, Inc., VeriSilicon Microelectronics (Shanghai) Co., Ltd., Virage Logic Corporation, Virtual Silicon Technology, Inc., and from the internal design groups of semiconductor manufacturers, such as TSMC. In addition, we face competition from small consulting firms and design companies that operate in the library segment of the market and offer a limited selection of specialized IP components.

We face significant competition from the internal design groups of semiconductor manufacturers that have expanded their manufacturing capabilities and portfolio of IP components to participate in the system-on-a-chip market. Semiconductor manufacturers that license our products have historically had their own internal IP component design groups. These design groups continue to compete with us for access to the parent’s IP component requisitions and, in some cases, compete with us to supply IP components to third parties on a merchant basis. IP components developed by internal design groups are designed to utilize the qualities of their own manufacturing process, and may therefore benefit from certain capacity, informational, cost and technical advantages. If internal design groups expand their product offerings to compete directly with our products or actively seek to participate as vendors in the IP component market, then our revenue and operating results could be negatively affected.

TSMC, our largest customer, has announced that it intends to more aggressively supply internally developed IP components for its manufacturing processes to integrated circuit design companies through multiple library and EDA tool partners, including our competitors. TSMC has substantially greater financial, manufacturing and other resources, name recognition and market presence than us and the internal design group at TSMC has greater access to technical information about TSMC’s manufacturing processes. Distribution partners selected by TSMC may have greater resources, name recognition and distribution networks than us. If TSMC is successful in supplying IP components to third parties either directly or through distribution arrangements with other companies, our revenue and operating results could be negatively affected.

We may also face competition from vendors such as Cadence, Mentor Graphics and Synopsys, which supply electronic design automation, or EDA, software tools. IP component offerings from leading EDA companies may benefit from greater integration into EDA tool design flows and may also benefit from distribution through more established and widely-used distribution networks. We cannot be certain that we will be able to compete successfully against such EDA companies.

In connection with our acquisition of certain assets of the physical library business of Synopsys in January 2001, Synopsys agreed that it would not engage in the development, sale, marketing or support of certain IP components for a period of two years commencing in January 2001. If, upon termination of this restriction, Synopsys elects to engage in the development, sale, marketing or support of IP components that compete with our IP components, our revenue and operating results could be negatively affected. Synopsys recently acquired Avant! Corporation, including its physical library business, which competes against us. We believe that the January 2001 agreements between us and Synopsys require Synopsys to suspend operations of such business, other than maintenance and support of existing contracts, until January 2003 and exercise commercially reasonable efforts to sell such business to a third party, subject to our right of first refusal. If Synopsys sells the Avant! physical library business to a third party or elects to operate such business itself, then our revenue and operating results could be negatively affected.

PATENTS AND IP PROTECTION

We rely primarily on a combination of nondisclosure agreements and other contractual provisions and patent, trademark, trade secret, and copyright law to protect our proprietary rights. We have an active program to protect our proprietary technology through the filing of patents. As of September 30, 2002, we had 28 U.S. patents granted, 19 patent applications pending before the U.S. Patent and Trademark Office, 3 issued foreign patents and 13 pending patent applications in foreign countries.

We also rely on trademark and trade secret laws to protect our IP. We protect our trade secrets and other proprietary information through confidentiality agreements with our employees and customers in addition to other security measures. Despite these efforts, there can be no assurance that others will not gain access to our trade secrets, that such trade secrets will not be independently discovered by competitors or that we can meaningfully protect our IP. In addition, effective trade secret protection and enforcement may be unavailable or limited in certain foreign countries. Although we intend to protect our rights vigorously, we cannot assure you that such measures will be successful.

FOREIGN OPERATIONS

We offer various IP components and services to our customers; however, we do not manage operations by these IP components and services. Instead, we view our Company as one operating segment when making business decisions. The Company uses one measurement of profitability for its business. We currently operate principally in the United States, Taiwan, Japan and other countries in Asia and Europe.

Historically, a substantial portion of our total revenues have been derived from customers outside the United States, primarily from Asia and Europe. International revenue as a percentage of our total revenues was approximately 75% in fiscal 2002, 70% in fiscal 2001 and 86% in fiscal 2000. We anticipate that international revenue will remain a substantial portion of our total revenues in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. However, we face increasing pressure from our customers in Europe to denominate sales to such customers in Euro. If we elect to denominate some or all of our sales to European customers in Euro, we may attempt to address the associated currency risk by engaging in foreign currency hedging transactions.

EMPLOYEES

As of September 30, 2002, we had 181 employees and full-time equivalents compared to 163 at September 30, 2001. In the event that we complete our proposed acquisition of NurLogic Design, Inc., or NurLogic and establish our Indian subsidiary, we expect our total worldwide employee and full-time equivalent count to be approximately 307. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our relations with employees are good.

EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers as of October 1, 2002:

Name	Age	Position
Mark R. Templeton	43	President, Chief Executive Officer and Director
Joy E. Leo	41	Vice President, Finance and Administration, Chief Financial Officer and Secretary
Harry Dickinson	55	Chief Operating Officer
G. Lee Allgood	59	Vice President, Worldwide Sales
Scott T. Becker	42	Chief Technical Officer and Director
Neal Carney	46	Vice President, Marketing
Brent Dichter	41	Vice President, Engineering
Dhrumil Gandhi	45	Senior Vice President, Product Technology
James H. Hogan	50	Senior Vice President, Business Development

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

Joy E. Leo has served as our Vice President of Finance and Administration, Chief Financial Officer and Secretary since September 2000. From January 2000 to August 2000, she served as Vice President of Finance and Administration and Chief Financial Officer for IMP, Inc, a semiconductor company. From August 1998 to January 2000, she was Vice President of Finance, Operations and Administration at Innomedia Incorporated, a telecommunications company. From June 1995 to January 1998, she was Vice President and Chief Financial Officer for Philips Components, a division of Royal Philips Electronics N.V.

Harry Dickinson has served as our Chief Operating Officer since June 2001. From December 1998 to January 2000, Mr. Dickinson was Vice President of Worldwide Sales for Cygnus Solutions (now Red Hat, Inc.), a computer software distribution company. From October 1997 to October 1998, he was President and CEO of Entridia Corporation a network controller company of which he was also a founder. From January 1992 to October 1997, he was Senior Vice President of Sales for S3 Incorporated, a fabless semiconductor company specializing in graphics chips.

G. Lee Allgood has served as our Vice President of Worldwide Sales since June 2001. From April 1993 to April 1998, he was Vice President of North American Sales for S3 Incorporated. From April 1991 to April 1993, Mr. Allgood was Eastern United States Regional Sales Manager for Valid, an EDA company, which was acquired by Cadence in 1992.

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

Neal Carney has served as our Vice President of Marketing since August 2001. From June 2000 to August 2001, he was Vice President of Marketing for Tripath Technology, a fabless semiconductor company. From January 1998 to June 2000, he was Business Unit Manager of Imaging Products for Agilent Technologies, Inc., a technology company focusing on communications, electronics and life sciences. From January 1994 to January 1998, Mr. Carney was Marketing Manager of the Integrated Circuit Division at Hewlett-Packard Company. From November 1982 to January of 1994 Mr. Carney held various marketing management positions at Hewlett Packard including a three year international assignment from May 1987 to May 1990 as the Japan Marketing Center manager for Hewlett-Packard’s Semiconductor Products Group.

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

James H. Hogan has served as our Senior Vice President of Business Development since October 2002. From August 2000 to September 2002, he was Senior Vice President of Business Development and Chief Technology Officer of Cadence. From February 1997 to October 2000, Mr. Hogan held several positions at Cadence including President of Cadence Japan from December 1999 to October 2000, Corporate Vice President of Marketing from December 1998 to December 1999, and Corporate Vice President for Field Operations from February 1997 to December 1998. From December 1996 to February 1997, he was Chief Operating Officer of Smart Machines, Inc., a semiconductor equipment automation company. From November 1999 to September 2002, Mr. Hogan served on the Board of NurLogic, a semiconductor IP company.

ITEM 2. PROPERTIES

Our executive, administrative and technical offices currently occupy 54,489 square feet in Sunnyvale, California, under a lease that expires in 2008. We are currently planning to sublet the 32,660 square foot space we formerly occupied in Sunnyvale, California. This lease expires in 2004. We also lease 1,204 square feet of sales and support office space in Tokyo, Japan, which expires in 2004. We also lease 387 square feet of sales and support office space in Paris, France, which expires in 2002, but is renewable at our option for three, six or nine years. We believe that these facilities will be adequate and suitable for our near-term needs.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our Common Stock has been quoted on the Nasdaq National Market under the symbol “ARTI” since our initial public offering on February 3, 1998. Prior to such time, there was no public market for our Common Stock. The following table sets forth for the periods indicated the high and low sale prices per share of our Common Stock as reported on the Nasdaq National Market.

	Fiscal Year Ending		Fiscal Year Ending
	September 30, 2002		September 30, 2001
	High	Low	High	Low
First Quarter	$17.400	$6.950	$13.125	$5.313
Second Quarter	$17.950	$11.861	$13.500	$5.688
Third Quarter	$16.500	$8.260	$10.200	$5.438
Fourth Quarter	$9.940	$6.840	$10.490	$5.850

On December 20, 2002, the reported last sale price of our Common Stock on the Nasdaq National Market was $16.40 per share.

Dividend Policy

Since March 1996, when we converted to a C corporation from a subchapter S corporation, we have not declared or paid any cash dividends on our Common Stock or other securities. We presently intend to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Holders of Common Stock

As of October 31, 2002, there were approximately 60 stockholders of record of our Common Stock, not including those stockholders holding shares in street or nominee name.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of September 30, 2002 and 2001 and the statement of operations data for the fiscal years ended September 30, 2002, 2001 and 2000 are derived from the financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, and which are included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of September 30, 2000, 1999 and 1998 and the statement of operations data for the fiscal years ended September 30, 1999 and 1998 are derived from the financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, and which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in the future.

In the fiscal year ended September 30, 2001, the acquisition of certain assets of Synopsys’ physical library business resulted in a significant increase in our costs and expenses relating primarily to the increased headcount and amortization of goodwill and other intangibles associated with the acquisition. The acquisition has affected the comparability of the selected financial data set forth below.

	Fiscal Years Ended September 30,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
License	$27,728	$21,136	$17,042	$14,138	$16,568
Net royalty	9,518	4,621	3,250	729	—

Total revenues	37,246	25,757	20,292	14,867	16,568

Total costs and expenses	34,414	36,787	21,622	18,292	14,494

Operating income (loss)	2,832	(11,030)	(1,330)	(3,425)	2,074
Interest and other (expense) income, net	(377)	1,226	2,945	2,024	1,175

Income (loss) before provision (benefit) for
income taxes	2,455	(9,804)	1,615	(1,401)	3,249
Provision (benefit) for income taxes	340	4,168	533	(858)	923

Net income (loss)	$2,115	$(13,972)	$1,082	$(543)	$2,326

Net income (loss) per share:

Basic (1)	$0.13	$(0.88)	$0.08	$(0.04)	$0.22

Diluted (1)	$0.12	$(0.88)	$0.07	$(0.04)	$0.18

Shares used in computing net income (loss) per share:

Basic	16,716	15,965	14,334	13,569	10,457

Diluted	17,991	15,965	15,456	13,569	12,917

	At September 30,
	2002	2001	2000	1999	1998
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$52,244	$42,329	$54,016	$48,181	$47,204
Working capital	50,955	41,214	56,571	50,612	49,874
Total assets	82,448	73,026	71,930	64,344	59,489
Long term liabilities, net of current portion	2,422	689	235	174	218
Total stockholders’ equity	69,160	63,385	63,454	57,120	55,539

(1) For an explanation of net income/(loss) per share and shares used in per share calculations, see Note 14 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements can often be identified by the use of forward-looking words such as “may,” “will,” “could,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project,” or other similar words. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those that expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below, and in the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Form 10-K, 10-Q and 8-K, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We are a leading developer of high performance, high density and low power embedded memory, standard cell and input/output IP components for the design and manufacture of complex integrated circuits or semiconductors. We license our products to customers for the design of integrated circuits used in complex, high volume applications, such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers, workstations and servers.

Our customers include foundries, which only manufacture integrated circuits, integrated device manufacturers, which design and manufacture integrated circuits, and companies that design integrated circuits for manufacture by third parties. Integrated circuit manufacturers invest significant resources in libraries that are designed to match their specific manufacturing processes. Our IP library products are designed to enable these manufacturers to achieve the best combination of performance, density, power and yield for a given manufacturing process. We provide a layer of reliable IP components that help ensure integrated circuits will work to specification before they are manufactured. This process interface layer is important since every integrated circuit design must be mapped into a specific manufacturing process to achieve targeted performance and yield. As a result, integrated circuit designers view optimized IP components as a critical link between the design of an integrated circuit and the manufacturing process. Typically, an integrated circuit manufacturer licenses one or more products designed for its manufacturing process that is accompanied by layout databases, views to support a customer’s design tool environment and design methodology documentation.

We license our products on a nonexclusive, worldwide basis to major integrated circuit manufacturers and grant these manufacturers the right to distribute our products to their internal design teams and to their integrated circuit design customers. We charge manufacturers a license fee that gives them the right to manufacture integrated circuits containing products we have developed for their manufacturing process. In addition, manufacturers agree to pay us royalties based on manufacturing volumes of integrated circuits that include our products. A portion of such royalty payments is then credited back to the manufacturer’s account to be applied against future license fees, if any, payable by such manufacturer.

For most of our integrated circuit manufacturing customers, we perform all or part of the distribution and licensing of our products to the integrated circuit design companies that use such manufacturers to produce their designs. In performing this distribution and licensing function, we have licensed our products to over 1,000 design companies. When distributing our products to integrated circuit design companies, we make the core set of our product libraries available to our licensed companies at no charge. We also provide customized IP component products and services to our licensed customers on a separate fee basis.

We have several industry partner programs whereby our partners provide a wide variety of IP solutions, design services and tool support to streamline the design process for users of our IP components. Through these programs, we provide products and support to over 150 companies who use these products in support of our licensed users.

SOURCES OF REVENUE

The license of our products to a integrated circuit manufacturer typically involves a sales cycle of six to nine months and often coincides with a customer’s migration to a new manufacturing process. Our contracts with customers generally require them to pay a license fee to us ranging from approximately $250,000 to $650,000 for each product delivered under a contract. Our contracts generally require payment of a portion of the license fees upon signing of the contract with the final payment due within 30 to 60 days after delivery, which generally takes six to nine months.

We have been dependent on a relatively small number of customers for a substantial portion of our revenue, although the customers comprising this group have changed from time to time. In fiscal 2002, TSMC accounted for 39% of total revenues. In fiscal 2001, TSMC accounted for 26% of total revenues and Synopsys accounted for 12% of total revenues. In fiscal 2000, TSMC accounted for 35% of total revenues, Sharp accounted for 12% of total revenues and NEC accounted for 10% of total revenues. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing our products.

We derive a substantial majority of our total revenues from license fees associated with the sale of product licenses, including support and maintenance fees. Together, these license, support and maintenance fees accounted for 74% of total revenues in fiscal 2002, 82% of total revenues in fiscal 2001 and 84% of total revenues in fiscal 2000. We expect that license revenue will continue to account for a substantial portion of our total revenues for the foreseeable future.

Royalty revenue is calculated based on unit sales by manufacturers of integrated circuits or wafers containing our IP components. License arrangements dictate royalty reporting by each customer on either a per-chip or per-wafer basis. Given that we provide our products early in the customer’s integrated circuit design process, there is a delay of approximately three to four years, if at all, between the time we deliver a product and the time we receive royalty revenue when the semiconductors incorporating our products are manufactured and sold.

To date, a substantial portion of our net royalty revenue has been derived from one customer, TSMC, which accounted for 89% of net royalty revenue in fiscal 2002, 88% in fiscal 2001 and 97% in fiscal 2000. Royalty rates may vary among customers, and in certain cases, with respect to specific process geometries, or product generations, may decline over time. Our success will depend, in part, on our ability to generate royalty revenue from a substantially larger number of designs and on many of these designs achieving large manufacturing volumes.

Net royalty revenue as a percentage of total revenues was 26% in fiscal 2002, 18% in fiscal 2001 and 16% in fiscal 2000. We expect royalty revenue to grow as a percentage of total revenues; however, we expect that royalty revenue as a percentage of total revenues may vary significantly from quarter to quarter. For example, net royalty revenue as a percentage of total revenues was 21% in the fourth quarter of fiscal 2002, 26% in the third quarter of fiscal 2002, 31% in the second quarter of fiscal 2002 and 26% in the first quarter of fiscal 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 2 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. On an on-going basis, we evaluate our estimates, assumptions and judgments including those related to revenue recognition, allowance for doubtful accounts, warranty costs, goodwill impairments, contingencies, restructuring costs and other special charges and taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are described in the following paragraphs:

        REVENUE RECOGNITION

Our revenue recognition policy is a significant accounting policy for us because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses. We follow specific and detailed guidelines in recognizing revenue in accordance with the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-4 and Statement of Position 98-9, as well as Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts” and Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts;” however, judgments may affect the application of our revenue recognition policy. Revenue in any given period is difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

We recognize and report revenue in two separate categories: license revenue and net royalty revenue. License revenue is comprised of license fees, maintenance fees and support fees. License fees are derived from the purchase of a license for our products. Maintenance fees are derived from maintenance contracts, which form part of a licensing arrangement. Support fees are derived from arrangements with customers of our licensed foundries to support the use of our libraries in their designs. Royalty revenue is derived from fees associated with the volume of a licensee’s production and sales of semiconductors or wafers containing our Intellectual Property or “IP.”

License Revenue

For all licenses, we use both a binding purchase order and a signed license agreement as evidence of an arrangement. We assess cash collectibility based on a number of factors, including past collection history with the customer and the credit worthiness of the customer. In cases where a customer’s credit worthiness is uncertain, we require a letter of credit as assurance of payment. If we determine that collection of a fee is not probable, we defer the revenue and recognize it at the time collection becomes probable.

For licensed products which do not require significant customization of the Company’s IP component, license revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable.

For licensed products requiring significant customization of our IP component, license revenue is generally recognized using the percentage-of-completion method of accounting over the period that services are performed. For all license and service agreements accounted for under the percentage-of-completion method, we determine progress-to-completion based on actual direct labor hours incurred to date as a percentage of the estimated total direct labor hours required to complete the project. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remains accurate. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. To date, such losses have not been significant. Costs incurred in advance of billings are recorded as costs in excess of related billings on uncompleted contracts. If the amounts of revenue recognized exceed the amounts received from customers, the excess amount is recorded as unbilled contract receivables. If the amounts billed exceed the amounts of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on our progress toward completion of projects in development. Significant management judgment and discretion is used to estimate total direct labor hours. Any changes in or deviation from these estimates could have a material effect on the amount of revenue recognized in any period.

For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined in reliance on vendor specific objective evidence. Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those licensed products and services when sold separately and, for maintenance, is additionally measured by the renewal rate. If we cannot objectively determine the fair value of any undelivered element included in license arrangements, we defer revenue until all elements are delivered, services have been performed, or until fair value can objectively be determined. When the fair value of a license element has not been established, we use the residual method to record license revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Maintenance fees are derived from maintenance contracts, which are part of the licensing arrangement. Maintenance fees include telephone and email support and the right to receive unspecified upgrades on a when-and-if available basis. First year maintenance is typically sold with the related licensed product and may be renewed on an annual basis thereafter. Maintenance fees are deferred based on vendor-specific objective evidence of fair value and recognized ratably over the term of the maintenance period. Vendor-specific objective evidence of maintenance is generally determined based on renewal rates stated in individual contracts.

Support fees are derived from arrangements with customers of our licensed foundries to support the use of our libraries in their designs. Support fees include telephone and email support and the right to receive unspecified upgrades on a when-an-if available basis. Support fees are recognized ratably over the support period. Support is generally for a period of 12 months and may be renewed on an annual basis.

Royalty Revenue

Royalty revenue is recognized based on royalty reports received from our customers, generally on a one-quarter-lag basis. According to contract terms, a portion of each royalty payment is credited back to the customer’s account for use as payment of license fees for future orders placed with us. The remaining portion of the royalty is reported as net royalty revenue. The amount of credits that can be earned by a customer is limited to the cumulative amount of orders placed by that customer for a given process technology. A customer has a limited time to use the credits before they expire, generally 18 months from the time royalties are earned. As a result, we defer any royalty revenue associated with our “credit-back” program until the customer purchases additional licenses or the “credit-back” expires, whichever is earlier. If the customer does not use the credits within this period, we record the amount of expired credits as net royalty revenue as we no longer have an obligation to provide any future products for such expired credits. Historically, customers have utilized substantially all credit-backs to purchase our licensed products prior to expiration of such credit-backs. When credit-backs are utilized, we recognize the resulting license revenue when our revenue recognition criteria have been met.

        WARRANTY COSTS

We accrue for warranty costs based on historical trends in product return rates and the expected labor costs to provide warranty services. If we were to experience an increase in warranty claims compared with our historical experience, or costs of servicing warranty claims were greater than the expectations on which the accrual had been based, our gross margins could be adversely affected.

        ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have an adverse impact on our operating results. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenues.

        GOODWILL IMPAIRMENTS

On October 1, 2001, we adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” and were required to analyze our goodwill for impairment. The determination of the value of goodwill requires management to make estimates and assumptions that affect our Consolidated Financial Statements. In assessing the recoverability of our goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances whenever events may indicate an impairment exists. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of goodwill.

        CONTINGENCIES

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

        ACCOUNTING FOR INCOME TAXES

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider historical and future taxable income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As of September 30, 2002, we recorded a full valuation allowance against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all or part of the deferred tax asset in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of any deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

        ACQUISITIONS

On October 21, 2002, we announced a definitive agreement to acquire NurLogic, a privately held technology firm headquartered in San Diego, California. NurLogic supplies high-performance mixed signal and communications IP to the semiconductor industry. Under the terms of the agreement, we expect to acquire NurLogic for consideration of approximately $21 million consisting of cash and stock. This acquisition will be accounted for under the purchase method of accounting and is expected to close in the second quarter of fiscal 2003. Our acquisition of NurLogic is expected to result in a significant increase in our costs and expenses relating primarily to the increased headcount and amortization of purchased intangible assets. This acquisition will affect the comparability of our Consolidated Financial Statements.

On January 4, 2001, we acquired certain assets of Synopsys’ physical library business for approximately $27.4 million. We accounted for the acquisition under the purchase method of accounting. Notes 2 and 3 to the Consolidated Financial Statements outline the details of the purchase price allocation and pro forma financial information related to the acquisition. Upon consummation of our acquisition of certain assets of the Synopsys physical library business, we immediately charged to expense $2.4 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. In fiscal 2001, the acquisition of certain assets of Synopsys’ physical library business resulted in a significant increase in our costs and expenses relating primarily to the increased headcount and amortization of goodwill and other intangibles associated with the acquisition. In fiscal 2002, we ceased amortization of goodwill in accordance with SFAS 142. The acquisition has affected the comparability of our Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of our total revenues:

	Years ended September 30,
	2002	2001	2000
Revenue:
License	74.4%	82.1%	84.0%
Net royalty	25.6	17.9	16.0

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of revenues	22.3	23.2	26.9
Product development	31.8	48.3	33.7
Sales and marketing	23.6	25.2	34.5
General and administrative	9.4	13.1	11.5
In-process research and development	—	9.5	—
Amortization of purchased intangible assets	5.3	5.7	—
Amortization of goodwill and acquired workforce	—	17.8	—

Total costs and expenses	92.4	142.8	106.6

Operating income (loss)	7.6	(42.8)	(6.6)
Interest and other (expense) income, net	(1.0)	4.7	14.5

Income (loss) before provision for income taxes	6.6	(38.1)	7.9
Provision for income taxes	0.9	16.1	2.6

Net income (loss)	5.7%	(54.2)%	5.3%

Fiscal Years 2002, 2001 and 2000

Total Revenues ($ In Thousands)	Fiscal 2002	Percent Inc / (Dec)	Fiscal 2001	Percent Inc / (Dec)	Fiscal 2000
License revenue	$27,728	31%	$21,136	24%	$17,042
Net royalty revenue	9,518	106%	4,621	42%	3,250

Total revenues	$37,246	45%	$25,757	27%	$20,292

Our total revenues increased by 45% in fiscal 2002 compared to fiscal 2001. The increase in total revenues was primarily attributable to increased license revenue of $6.6 million and an increase in net royalty revenue of $4.9 million. Gross royalty payments are calculated based on per unit sales of integrated circuits or wafers containing our IP components. Gross royalties for fiscal 2002 were $13.3 million. From this amount, $3.8 million was credited back to the customer’s account for use as payment of license fees for future orders to be placed with us. The remaining portion of gross royalty revenue, or $9.5 million in fiscal 2002, was reported as net royalty revenue in fiscal 2002.

Our total revenues increased by 27% in fiscal 2001 compared to fiscal 2000. The increase in total revenues was primarily attributable to an increase in license revenue of $4.0 million and an increase in net royalty revenue of $1.4 million. Gross royalties for fiscal 2001 were $6.6 million. From this amount, $2.0 million was credited back to the customer’s account for use as payment of license fees for future orders to be placed with us. The remaining portion of gross royalty revenue, or $4.6 million in fiscal 2001, was reported as net royalty revenue in fiscal 2001.

Cost of Revenues	2002	Inc / (Dec)	2001	Inc / (Dec)	2000
($ In Thousands)	$8,297	39%	$5,971	9%	$5,462

Engineering costs are allocated between cost of revenues and product development. Engineering efforts devoted to developing products for specific customer projects are recognized as cost of revenues. The balance of engineering costs, incurred for general development of our technology, is charged to product development. Engineering costs generally are expensed as incurred.

Cost of revenues increased by 39% in fiscal 2002 as compared to fiscal 2001. The absolute dollar increase in cost of revenues of $2.3 million in fiscal 2002, as compared to fiscal 2001, was due to increased engineering hours allocated to revenue-generating projects of $1.8 million and increased use of outside services of $521,000. We expect that cost of revenues will continue to increase in absolute dollars.

Cost of revenues increased by 9% in fiscal 2001 as compared to fiscal 2000. The absolute dollar increase in cost of revenues of $509,000 in fiscal 2001, as compared to fiscal 2000, was due to increased engineering hours allocated to revenue-generating projects of $894,000, partially offset by decreased use of external contractors of $323,000 and decreased warranty expense of $62,000 in fiscal 2001.

Product Development Expenses	2002	Inc / (Dec)	2001	Inc / (Dec)	2000
($ In Thousands)	$11,869	(5%)	$12,438	82%	$6,837

Product development expenses decreased by 5% in fiscal 2002 as compared to fiscal 2001. The absolute dollar decrease in product development expenses of $569,000 in fiscal 2002, as compared to fiscal 2001, was due to increased engineering hours allocated to revenue-generating projects of $1.8 million and decreased computer and networking equipment maintenance and depreciation costs of $622,000, partially offset by an increase in headcount and personnel expenses of $1.1 million, increased outside services of $254,000 and increased leasing costs associated with the relocation of our principal offices of $456,000. We expect that product development expenses will increase in absolute dollars.

Product development expenses increased by 82% in fiscal 2001 as compared to fiscal 2000. The absolute dollar increase in product development expenses of $5.6 million in fiscal 2001, as compared to fiscal 2000, was due to an increase in headcount and personnel expenses of $5.1 million, increased leasing costs associated with the relocation of our principal offices of $757,000, increased computer and networking equipment maintenance and depreciation costs of $500,000 and increased legal costs of $133,000, partially offset by an increase in engineering hours allocated to revenue-generating projects of $894,000. Headcount and personnel related costs increased due to the acquisition of certain assets of Synopsys’ physical library business as well as additional hiring in engineering. Facilities costs increased due to increased leasing costs associated with the relocation of our principal offices and an increase in the proportion of engineering employees relative to other functional groups. Computer and networking related costs increased as a result of increased software and hardware needed to develop our products.

Sales and Marketing Expenses	Fiscal 2002	Percent Inc / (Dec)	Fiscal 2001	Percent Inc / (Dec)	Fiscal 2000
($ In Thousands)	$8,782	35%	$6,510	(7%)	$6,999

Sales and marketing expenses include salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses increased by 35% in fiscal 2002 as compared to fiscal 2001. The increase in absolute dollars in sales and marketing expenses of $2.3 million in fiscal 2002, as compared to fiscal 2001, was attributable to an increase in personnel expenses of $2.4 million, increased outside services of $119,000 and increased facility costs of $252,000, partially offset by decreased marketing program expenses of $327,000 and decreased travel and miscellaneous expenses of $126,000. We expect sales and marketing expenses to increase in absolute dollars in the future.

Sales and marketing expenses decreased by 7% in fiscal 2001 as compared to fiscal 2000. The decrease in sales and marketing expenses of $489,000 in fiscal 2001, as compared to fiscal 2000, was attributable to decreased headcount and personnel-related expenses of approximately $278,000, lower travel expenses of approximately $397,000, partially offset by increased marketing programs and other expenses of approximately $186,000. Headcount and related costs and travel costs decreased due to a smaller sales force in fiscal 2001. Marketing program expenses increased due to increased advertising and trade show costs.

General and Administrative Expenses	Fiscal 2002	Percent Inc / (Dec)	Fiscal 2001	Percent Inc / (Dec)	Fiscal 2000
($ In Thousands)	$3,499	4%	$3,371	45%	$2,324

General and administrative expenses increased by 4% in fiscal 2002 as compared to fiscal 2001. The increase in general and administrative expenses of $128,000 in fiscal 2002, as compared to fiscal 2001, was due to increased personnel related costs of $289,000, increased insurance and legal expenses of $560,000 and increased facility and miscellaneous costs of $68,000, partially offset by the reduction of the bad debt expense of $712,000 and decreased outside services of $77,000. We expect general and administrative expenses to grow in absolute dollars in future periods.

General and administrative expenses increased by 45% in fiscal 2001 as compared to fiscal 2000. The increase in general and administrative expenses of $1.0 million in fiscal 2001, as compared to fiscal 2000, was due to higher provision for doubtful accounts of $370,000, increased headcount and personnel-related expenses of approximately $291,000, increased use of contractors of approximately $167,000, increased costs for legal, accounting services and directors and officers insurance of approximately $162,000 and increased travel of approximately $43,000. The increase in the provision for doubtful accounts was due to an increase in our past due receivables.

Acquisition-Related Expenses	Fiscal 2002	Percent Inc / (Dec)	Fiscal 2001	Percent Inc / (Dec)	Fiscal 2000
($ In Thousands) In-process research and development	$—	(100%)	$2,441	N/A	$—
Amortization of purchased intangible assets	1,967	33%	1,476	N/A	—
Amortization of goodwill and acquired workforce	—	(100%)	4,580	N/A	$—

Acquisition-related expenses	$1,967	(77%)	$8,497	N/A	$—

The amount expensed to in-process research and development was related to our acquisition of certain assets of Synopsys’ physical library business in January 2001 and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed (see Note 3 to the Consolidated Financial Statements). The fair value of the existing purchased technology and patents, as well as the technology under development, was determined using the income approach, which discounts expected future cash flows to present value. The 30% discount rate used in the present value calculations was derived from a weighted-average cost of capital analysis and venture capital surveys, adjusted upward to reflect additional risks inherent in the particular technologies and the development life cycle. We consider the pricing model for products related to this acquisition to be standard within the high-technology industry. However we do not expect to achieve a material amount of expense reductions as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

The development of these technologies remains a significant risk due to the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats from numerous companies. The nature of the efforts to develop these technologies into commercially viable products consists principally of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize in emerging markets, and could have a material adverse impact on our business and operating results.

The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects, revenue and expense projections assuming the products have entered the market, and discount rates based on the risks associated with the development life cycle of the in-process technology acquired. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time that the acquisitions were completed and may result in impairment charges. The increase in the amortization of purchased intangible assets was attributable to the timing of the acquisition in fiscal 2001.

The decrease in the amortization of goodwill and acquired workforce was attributable to the adoption of SFAS 142 in fiscal 2002. As a result, we ceased amortization of goodwill on October 1, 2001.

We expect acquisition related expenses to increase in absolute dollars in future periods due to our proposed acquisition of NurLogic.

Interest and Other (Expense) Income, net	Fiscal 2002	Percent Inc / (Dec)	Fiscal 2001	Percent Inc / (Dec)	Fiscal 2000
($ In Thousands)	($377)	(131%)	$1,226	(58%)	$2,945

Interest and other (expense) income decreased by 131% in fiscal 2002 as compared to fiscal 2001. The decrease of $1.6 million in fiscal 2002, as compared to fiscal 2001, reflected a lower rate of return on our investment portfolio in 2002 combined with an increase of $1.2 million in the loss provision related to our unused leased facility. Interest and other (expense) income decreased by 58% in fiscal 2001 as compared to fiscal 2000. The decrease of $1.7 million in fiscal 2001, as compared to fiscal 2000, reflected a lower rate of return on our investment portfolio as well as a lower portfolio balance during fiscal 2001, combined with a loss provision of $1.3 million related to our unused leased facility. The lower investment balance was a result of cash paid for our acquisition of certain assets of the Synopsys physical library business.

Provision for Income Taxes	Fiscal 2002	Percent Inc / (Dec)	Fiscal 2001	Percent Inc / (Dec)	Fiscal 2000
($ In Thousands)	$340	(92%)	$4,168	682%	$533

The income tax provision was $340,000 in fiscal 2002, $4.2 million in fiscal 2001 and $533,000 in fiscal 2000. The tax provision in fiscal 2002 was a result of the alternative minimum tax and foreign withholding tax. The tax provision in fiscal 2001 was a result of a full valuation allowance provided against the deferred tax assets that had been carried on our books. The valuation allowance was established due to uncertainty surrounding the realization of the benefit of such assets. The tax provision in fiscal 2000 was due to the operating income in fiscal 2000. The difference between the statutory and effective rates of income tax is due to the impact of state taxes and tax-free interest income and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily from revenue from continuing operations from inception to September 30, 2002, the net proceeds of $27.1 million from our February 1998 initial public offering, the net proceeds of $15.8 million from our April 1998 secondary offering and, to a lesser extent, the proceeds of approximately $7.7 million from the sale of preferred stock and a warrant prior to our initial public offering.

Net cash provided by operating activities in fiscal 2002 of $8.3 million was primarily attributable to the net income of $2.1 million, an increase in accounts payable of $689,000, an increase in deferred revenue of $2.9 million, an increase in other liabilities of $1.1 million and non-cash related charges of $4.6 million; partially offset by an increase in contract receivables of $1.5 million, an increase in prepaid and other currents assets of $800,000 and a decrease in accrued liabilities of $1.1 million. Net cash provided by operating activities in fiscal 2001 of $2.7 million was primarily attributable to a decrease in contract receivables of $1.1 million, an increase in deferred taxes of $4.1 million, an increase in accrued liabilities of $2.2 million, an increase in other liabilities of $398,000 and non-cash charges of $11.8 million; partially offset by the net loss of $14.0 million, a decrease in accounts payable of $601,000 and a decrease in deferred revenue of $2.2 million. Net cash provided by operating activities in fiscal 2000 of $3.6 million was primarily attributable to the net income of $1.1 million, an increase in deferred revenue of $945,000, an increase in accrued liabilities of $884,000 and non-cash charges of $4.4 million; offset by a decrease in accounts payable of $506,000 and a decrease in deferred taxes of $3.4 million. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including but not limited to fluctuations in our operating results, shipment linearity, accounts receivable collections and the timing of tax and other payments.

Net cash used in investing activities in fiscal 2002 of $13.8 million was attributable to an increase in purchases of property and equipment of $1.5 million and a net increase in purchases of marketable securities of $12.3 million. Net cash used in investing activities in fiscal 2001 of $6.3 million was primarily attributable to an increase in purchases of property and equipment of $1.9 million and the acquisition of certain assets of the physical library business of Synopsys, net of cash acquired, of $14.5 million; partially offset by the net decrease of marketable securities of $10.0 million. Net cash provided by investing activities in fiscal 2000 of $11.0 million was primarily attributable to a net decrease in marketable securities of $12.2 million; partially offset by an increase in purchases of property and equipment of $1.4 million.

Net cash provided by financing activities was $3.1 million in fiscal 2002, $2.0 million in fiscal 2001 and $3.5 million in fiscal 2000. In all three fiscal years, financing activities consisted of proceeds from issuance of common stock to employees upon the exercise of stock options or our employee stock purchase plan.

On October 21, 2002, we announced a definitive agreement to acquire NurLogic for a purchase price of approximately $21.0 million consisting of $5.4 million in cash and the remaining balance in common stock. Our acquisition of NurLogic is expected to result in a significant increase in our costs and expenses relating primarily to the increased headcount and amortization of purchased intangible assets associated with the acquisition. This acquisition will be accounted for under the purchase method of accounting and is expected to close in the second quarter of our fiscal 2003.

We intend to continue to invest heavily in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities and our international operations, the extent to which our existing and new products gain market acceptance, the costs and timing of future acquisitions, if any, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other IP rights, the level and timing of license and royalty revenue, available borrowings under line of credit arrangements, if any, and other factors. We believe that our current cash, cash equivalents and investment balances and any cash generated from operations and from potential future debt financing arrangements will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, from time to time, we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

We do not have any off-balance sheet arrangements other than operating leases on our facilities, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we have not entered into any derivative contracts, nor do we have any synthetic leases. At September 30, 2002, we had no foreign currency contracts outstanding.

The following table represents the future minimum annual lease payments of the Company as of September 30, 2002 (in thousands):

Fiscal 2003	$2,283
Fiscal 2004	2,426
Fiscal 2005	1,930
Fiscal 2006	2,007
Fiscal 2007 and thereafter	4,085

Total minimum annual lease payments	$12,731

We rent our current office facility in Sunnyvale, California under a non-cancelable operating lease that expires in 2008. Under the terms of the lease, we are responsible for a proportionate amount of taxes, insurance and common area maintenance costs. We continue to lease our previous office facility in Sunnyvale under a non-cancelable lease that expires in September 2004. We are actively seeking a sub-tenant for this building. As a result, we have accrued a loss of $1.1 million for the anticipated loss on subleasing the facility, including the estimated commission expenses relating to the sublease. We also lease facilities for our sales and support offices in Paris, France and Tokyo, Japan, which expire in 2002 and 2004, respectively. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred, but not paid. Net rent expense was $2.2 million in fiscal 2002, $783,000 in fiscal 2001 and $625,000 in fiscal 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The objectives of SFAS 144 are to address significant issues relating to the implementation of Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. We do not believe the adoption of SFAS 144 will have a material impact on our financial position and results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not believe the adoption of SFAS 146 will have a material impact on our financial position and results of operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Our business depends on continued demand for complex system-on-a-chip semiconductors and the electronic equipment that incorporate them

Our business is substantially dependent on the adoption of our technology by semiconductor manufacturers and on an increasing demand for products requiring complex system-on-a-chip integrated circuits, such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations. A system-on-a-chip is a semiconductor that includes the computing, memory and communications components that previously had been available only on separate chips. Our business is subject to many risks beyond our control that influence the success of our customers including, among others, competition faced by each customer in its particular industry, market acceptance of the customer’s products that incorporate our technology, the engineering, sales and marketing capabilities of the customer and the financial and other resources of the customer. Demand for our products may also be affected by mergers in the semiconductor and related industries, which may reduce the aggregate level of purchases of our products and services by the combined companies. If there is a retraction or growth falters in the semiconductor and related industries, a reduced number of design starts, shifts in the types of integrated circuits manufactured, tightening of customers’ operating budgets or consolidation among our customers, our business could suffer.

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

The semiconductor industry is cyclical in nature and a general economic downturn in the United States or abroad may reduce our revenue and harm our business

The primary customers for our IP components are semiconductor design and manufacturing companies. Any significant downturn in our customers’ markets, or domestic and global conditions which result in the reduction of research and development budgets or the delay of software purchases by our customers would likely result in a decline in demand for our IP components and services and could harm our business. In addition, the markets for semiconductor products are cyclical. For example, in previous years certain Asian countries have experienced significant economic difficulties, including currency devaluation and instability, business failures and a depressed business environment. These difficulties have coincided with a significant downturn in the semiconductor market, resulting in reduced budgets for chip design tools, which, in turn, has negatively impacted us.

The semiconductor industry suffered a sharp decline in orders and revenue in 2001 and this weakness has continued throughout 2002. Many semiconductor manufacturers and vendors of products incorporating semiconductors have announced earnings shortfalls and employee layoffs. We believe these conditions have negatively affected the rate of growth of our revenue, and may negatively affect our business in the future if these conditions persist. The outlook for the electronics industry is uncertain and it is very difficult to predict how long the current downturn will last.

Our quarterly operating results may fluctuate, which could cause our stock price to decline

Our operating results have fluctuated in the past as a result of a number of factors including:

•	the relatively large size and small number of customer orders we receive during a given period;

•	the timing of customer orders, including the capital budgeting and purchasing cycles of our customers;

•	the size and timing of production by our customers of chips containing our IP components;

•	the gain or loss by us of a large semiconductor manufacturing customer or the gain or loss by such customer of a major order of chips containing our IP components;

•	delays in the design process due to changes by a customer to its order after it is placed;

•	our progress on contracts that are billed and recognized to revenue on a percentage-of-completion basis, which represent a substantial majority of our contracts and have completion periods of six to nine months;

•	the accuracy of our estimates for project completion costs and costs incurred to date, which estimates involve significant management judgment and discretion;

•	the length of our sales cycle;

•	our ability to develop, introduce and market new products and product enhancements;

•	the timing of our new product announcements and introductions and those of our competitors;

•	market acceptance of our products; and

•	fluctuations in the demand for semiconductors and end user products that incorporate semiconductors.

Our future revenue may fluctuate from quarter to quarter and on an annual basis as a result of these and other factors. Our expense levels are based in part on our expectations regarding future revenue. If revenue is below our expectations in any quarter and we are not able to adjust spending in a timely manner, the negative effect of such shortfall may be increased. We intend to continue our investment in product development as well as in product promotion, licensing and support programs in an effort to maximize the growth of future royalties. Accordingly, it is likely that in some future quarters our operating results will be below the expectations of public market analysts and investors, which could cause our stock price to decline, perhaps substantially.

We have incurred operating losses in recent periods and may be unable to maintain profitability

Although we were profitable in fiscal 2002 as a whole, we incurred net operating losses in the first six months of fiscal 2002, in fiscal 2001 and fiscal 1999. If our revenue in future periods increases more slowly than we expect, or not at all, we may not maintain profitability. In addition, most of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. We expect to continue to incur significant expenses in connection with funding for product development, operational and administrative activities and expansion of our sales and marketing efforts. As a result, we will need to increase revenue to maintain profitability. We may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to maintain profitability, our business and financial condition would suffer, we could lose the benefit of tax credits and other deferred tax assets and our stock price could decline.

We have relied and expect to continue to rely on royalties as a key component of our business model and if we fail to realize expected royalties our business will suffer

Royalty payments are calculated based on per unit sales by our customers of integrated circuits or wafers containing our IP components. We believe that our long-term success is substantially dependent on future royalties.

We face risks inherent in a royalty based business model, such as the rate of incorporation of our IP components into semiconductor designs, the rate of adoption of our IP components by semiconductor manufacturers, and the demand for products incorporating such integrated circuits. Additionally, our ability to forecast and realize royalty revenue is limited by factors that are beyond our control. Such factors include the timing of the manufacture of royalty-bearing integrated circuits, the price charged by semiconductor manufacturers to their customers for royalty-bearing integrated circuits, and the quantity of royalty-bearing integrated circuits ordered and actually manufactured. Even if our IP components are used in a product that achieves commercial success, the royalty rate that we negotiate with our customers varies, and in certain cases, with respect to specific process geometries, or product generations, declines over time. Accordingly, on a period-to-period basis, net royalty revenue as a percentage of our total revenues may vary significantly. Net royalty revenue as a percentage of our total revenues was 21% in the fourth quarter of fiscal 2002, 26% in the third quarter, 31% in the second quarter, and 26% in the first quarter.

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

If the market for third party IP components does not expand, our business may suffer

Our ability to achieve sustained revenue growth and profitability in the future will depend on the continued development of the market for third party IP components and, to a large extent, on the demand for system-on-a-chip integrated circuits. System-on-a-chip integrated circuits are characterized by rapid technological change and competition from an increasing number of alternate design strategies such as combining multiple chips to create a system-on-package. We cannot be certain that the market for third party IP components and system-on-a-chip integrated circuits will continue to develop or grow at a rate sufficient to support our business. If either of these markets fails to grow or develops slower than expected, then our business may suffer. A significant majority of our existing and potential customers currently rely on components developed internally and/or by other vendors. Our future growth, if any, is dependent on the adoption of, and increased reliance on, third party design components by both existing and potential customers.

We continue to experience intense competition from other IP component providers, semiconductor manufacturers and electronic design automation companies, and this competition could negatively affect our business and our revenue

Our strategy of targeting semiconductor manufacturers and integrated circuit design companies that participate in, or may enter, the system-on-a-chip market requires us to compete in intensely competitive markets. We face significant competition from third party IP component providers, such as DOLPHIN Integration SA, Faraday Technology Corporation, LEDA Systems, Inc., VeriSilicon Microelectronics (Shanghai) Co., Ltd., Virage Logic Corporation and Virtual Silicon Technology, Inc., and from the internal design groups of semiconductor manufacturers, such as TSMC. In addition, we face competition from small consulting firms and design companies that operate in the library segment of the market and offer a limited selection of specialized IP components.

We face significant competition from the internal design groups of semiconductor manufacturers that have expanded their manufacturing capabilities and portfolio of IP components to participate in the system-on-a-chip market. Semiconductor manufacturers that license our products have historically had their own internal IP component design groups. These design groups continue to compete with us for access to the parent’s IP component requisitions and, in some cases, compete with us to supply IP components to third parties on a merchant basis. IP components developed by internal design groups are designed to utilize the qualities of their own manufacturing process, and may therefore benefit from certain capacity, informational, cost and technical advantages. If internal design groups expand their product offerings to compete directly with our products or actively seek to participate as vendors in the IP component market, then our revenue and operating results could be negatively affected.

TSMC, our largest customer, has announced that it intends to more aggressively supply internally developed IP components for its manufacturing processes to integrated circuit designers through multiple library and EDA tool partners, including our competitors. TSMC has substantially greater financial, manufacturing and other resources, name recognition and market presence than us and the internal design group at TSMC has greater access to technical information about TSMC’s manufacturing processes. Distribution partners selected by TSMC may have greater resources, name recognition and distribution networks than us. If TSMC is successful in supplying IP components to third parties either directly or through distribution arrangements with other companies, then our revenue and operating results could be negatively affected.

We may also face competition from vendors such as Cadence, Mentor Graphics and Synopsys, which supply EDA software tools. IP component offerings from leading EDA companies may benefit from greater integration into EDA tool design flows and may also benefit from distribution through more established and widely-used distribution networks. We cannot be certain that we will be able to compete successfully against such EDA companies.

In connection with our acquisition of certain assets of the physical library business of Synopsys in January 2001, Synopsys agreed that it would not engage in the development, sale, marketing or support of certain IP components for a period of two years commencing in January 2001. If, upon termination of this restriction, Synopsys elects to engage in the development, sale, marketing or support of IP components that compete with our IP components, our revenue and operating results could be negatively affected. Synopsys recently acquired Avant! Corporation, including its physical library business, which competes against us. We believe that the January 2001 agreements between us and Synopsys require Synopsys to suspend operations of such business, other than maintenance and support of existing contracts, until January 2003 and exercise commercially reasonable efforts to sell such business to a third party, subject to our right of first refusal. If Synopsys sells the Avant! physical library business to a third party or elects to operate such business itself, then our revenue and operating results could be negatively affected.

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

Our ability to compete successfully in the market for IP components will depend upon numerous factors, many of which are beyond our control including, but not limited to:

•	our success in designing new products;

•	our ability to implement new designs at smaller process geometries;

•	access to adequate EDA tools (many of which are licensed from our current or potential competitors);

•	access to adequate technical information from semiconductor manufacturers (many of which are actual or potential competitors);

•	the price, quality and timing of our new product introductions and those of our competitors;

•	the emergence of new IP component interchangeability standards;

•	the widespread licensing of IP components by semiconductor manufacturers or their design groups to third party manufacturers;

•	our ability to protect our IP;

•	market acceptance of our IP components;

•	success of competitive products; and

•	continued market acceptance of products using system-on-a-chip integrated circuits and industry and general economic conditions.

We cannot be certain that we will be able to compete successfully in the market for third party IP components.

If we fail to enhance our IP component libraries and develop and introduce new products on a timely basis, we may not be able to address the needs of our customers, our technology may become obsolete and our results of operations may be harmed

Our customers compete in the semiconductor industry, which is subject to rapid technological change, frequent introductions of new products, short product life cycles, changes in customer demands and requirements and evolving industry standards. The development of new manufacturing processes, the introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, our future success will depend on our ability to continue to enhance our existing products and to develop and introduce new products that satisfy increasingly sophisticated customer requirements and that keep pace with new product introductions, emerging manufacturing process technologies and other technological developments in the semiconductor industry. If we fail to anticipate or adequately respond to changes in manufacturing processes or customer requirements, or if we experience significant delays in product development, our business and operating results may be negatively affected. We cannot be certain that we will avoid difficulties that could delay or prevent the successful introduction, development and sale of new or enhanced products or that such new or enhanced products will achieve market acceptance. If we do not satisfy our delivery commitments, then we could also be exposed to litigation or claims from our customers. Any such claim could have a material negative effect on our business, which could cause our stock price to decline.

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

Our sales cycle is unpredictable and may be more than twelve months, so we may fail to adequately adjust our resources and expenses to anticipated or actual demand in any given period or meet market expectations

The license of our products typically involves a significant commitment of capital by the customer and a purchase will often be timed to coincide with a customer’s migration to a new manufacturing process. Potential customers generally commit significant resources to an evaluation of available IP or IP solutions and require that we expend substantial time, effort and resources to educate them about the value of our products. Despite these efforts, potential customers may select an alternate solution or delay or forego a license of our products. As a result, the sales cycle for our products is long, typically ranging from six to nine months. Our ability to forecast the timing and scope of specific sales is limited.

Once we receive and accept an order for a customized product from a customer, we must commit significant resources to customizing our products for the customer’s manufacturing process. We generate a substantial majority of our license revenue from customized products. This customization is complex and time consuming and is subject to a number of risks over which we have little or no control. These risks include the customer’s alterations of its manufacturing process or the timing of its migration to a new process. Typically, this customization, once started, takes from six to nine months to complete. If we fail to adequately adjust our resources and expenses to meet actual demand, our business may suffer. If anticipated orders fail to materialize, we may be unable to reduce our resources and expenses in time and our operating results could suffer. In addition, where customer orders exceed our anticipated demand, we may be unable to deliver customized products in time to meet our customer’s requirements. Any such delays in product customization and delivery, whether due to capacity constraints or otherwise, give rise to the risk of cancellation or alteration of customer orders. In the last half of fiscal 2002 and the first quarter of fiscal 2003 we experienced an increase in customer orders that has placed a strain on our product customization resources and increased the time it takes for us to deliver customized products to our customers. While we have increased and continue to increase our engineering capacity, we cannot be certain that such capacity will match demand in future periods. Contracts for customized products are billed and recognized to revenue on a percentage-of-completion basis. Our revenue recognition and cost management practices are based on estimates for project completion costs and costs incurred to date. Accordingly, if there are delays in product customization, our operating results could suffer.

Due to the significant dollar amounts represented by a single customer order, the timing of the receipt of an order can have a significant impact on our revenue for a particular period. Because our revenue is concentrated among a small number of customers, a decline or a delay in the recognition of revenue from one customer in a period may cause our operating results in such period to be negatively affected. The unpredictability of our sales cycle makes it difficult to plan our expenses and forecast our results of operations for any given period. If we do not correctly predict the timing of our customers’ purchases, then the amount of revenue we recognize in a given quarter could be negatively impacted, which could harm our operating results. If we fail to obtain new orders from customers or fail to collect outstanding accounts receivable our business may be negatively affected.

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

We face risks from sales to foreign customers and foreign operations, which could reduce our operating results and harm our financial condition

Historically, a large portion of our total revenues has been derived from customers located outside of the United States. International revenue as a percentage of our total revenues was approximately 75% in fiscal 2002, 70% in fiscal 2001 and 86% in fiscal 2000. Revenue from Taiwan as a percentage of our total revenues was approximately 44% in fiscal 2002, 34% in fiscal 2001 and 43% in fiscal 2000. We anticipate that international revenue will remain a substantial portion of our total revenues in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. If our competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the U.S. dollar, then we may experience fewer orders from international customers whose business is based primarily on the less expensive currency. We are facing increased pressure from our customers in Europe to denominate our sales to such customers in the European Union Euro. In addition, present or future dislocations with respect to international financial markets may materially harm our business.

We intend to expand our sales, marketing and design activities in Asia and Europe. We are currently establishing an engineering services and support facility in Bangalore, India. International expansion will result in increased costs and may not be successful, which could harm our business. Our expansion of international activity and dependence on customers outside the United States involves a number of risks including:

•	the impact of possible recessions in economies outside the United States;

•	political and economic instability, including such instability arising from relations between Taiwan and the Peoples Republic of China;

•	exchange rate fluctuations;

•	longer accounts receivable collection periods and greater difficulty in accounts receivable collection;

•	compliance with, and unexpected changes in regulatory requirements, which could prevent us from delivering our products into markets outside the United States;

•	reduced or limited protection for IP rights;

•	significant difficulties in enforcement of contractual rights, such as royalty rights, IP rights, such as infringement claims, and other legal rights;

•	export license requirements;

•	difficulties and costs of staffing and managing foreign operations; and

•	tariffs and other trade barriers and potentially adverse tax consequences.

If we are unable to sustain or increase revenue derived from international customers or minimize the foregoing risks, our business may be materially and negatively affected, which could cause our stock price to decline.

We have relied and expect to continue to rely on license revenue for a substantial portion of our revenue, and a decline in sales of licenses could cause our income to decline

We derive a substantial majority of our revenue from license fees, including support and maintenance fees, associated with the sale of our products. License fees accounted for 74% of total revenues in fiscal 2002, 82% in fiscal 2001 and 84% in fiscal 2000. We expect that license revenue will continue to account for a substantial portion of our total revenues for the foreseeable future. If license revenue were to decline, our business would suffer in the short term, and our royalty revenue may decline in the long term as fewer semiconductors incorporate our products. Our future license revenue will depend in part on the successful development, introduction and customer acceptance of new products.

Because we rely on a relatively small number of customers for a large portion of our revenue, our revenue could decline if our existing customers do not continue to purchase and use our products

We have been dependent on a relatively small number of customers for a large portion of our total revenues, although the customers comprising this group have changed from time to time. In fiscal 2002, TSMC accounted for 39% of total revenues. In fiscal 2001, TSMC accounted for 26% of total revenues and Synopsys accounted for 12% of total revenues. In fiscal 2000, TSMC accounted for 35% of total revenues, Sharp accounted for 12% of total revenues and NEC accounted for 10% of total revenues. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future. The companies considered to be our major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs produced that utilize our products.

None of our customers have a written agreement with us that obligates them to license future generations of products or new products from us, and we cannot be certain that any customer will license IP components from us in the future. In addition, we cannot be certain that any of our customers will produce products incorporating our technology or that, if such production occurs, they will generate significant royalty revenue. If one or more of our major customers stops licensing our products, reduces their orders, fails to pay license or royalty fees due or does not produce products containing our IP components, then our operating results could be materially and negatively affected.

TSMC, our largest customer, has announced that it intends to more aggressively supply internally developed IP components for its manufacturing processes to integrated circuit designers through multiple library and EDA tool partners, including our competitors. TSMC has substantially greater financial, manufacturing and other resources, name recognition and market presence than us and the internal design group at TSMC has greater access to technical information about TSMC’s manufacturing processes. Distribution partners selected by TSMC may have greater resources, name recognition and distribution networks than us. If TSMC is successful in supplying IP components to third parties either directly or through distribution arrangements with other companies, then our revenue and operating results could be negatively affected.

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

If we lose any of our key personnel or are unable to attract, train and retain qualified personnel, our ability to manage our business and continue our growth would be negatively impacted

Our success depends in large part on the continued contributions of our key management, engineering, sales and marketing personnel, many of whom are highly skilled and would be difficult to replace. None of our senior management, key technical personnel or key sales personnel is bound by a written employment contract to remain with us for a specified period. In addition, we do not currently maintain key man life insurance covering our key personnel. Our success also depends on our ability to attract, train and retain highly skilled managerial, engineering, sales, marketing and finance personnel and on the abilities of new personnel to function effectively, both individually and as a group. If we are unable to effectively integrate and utilize newly hired engineering, management or sales personnel, the execution of our business strategy and our ability to react to changing market conditions may be impeded and our business could suffer. Competition for personnel is intense, and we cannot be certain that we will be successful in attracting and retaining effective personnel. If we lose the services of any key personnel, are unable to attract or retain qualified personnel in the future or experience delays in the integration of new personnel in the United States and abroad, our business and operations may suffer.

Our historical growth and acquisitions have placed and future acquisitions might place a significant strain on our management systems and resources and we may be unable to effectively control our costs and implement our business strategies as a result

Our ability to license our products and manage our business successfully in a rapidly evolving market requires an effective planning and management process. Our historical growth, international expansion, acquisition of certain assets and personnel from Synopsys in January 2001 and expected acquisition of NurLogic have placed, and are expected to continue to place, a significant strain on our managerial, operational and financial resources. We are currently in the process of establishing a design facility in India and we plan to open offices in China. The number of our employees or full-time equivalents has increased from 163 on September 30, 2001 to 181 on September 30, 2002. Furthermore, approximately 99 employees are expected to join us upon completion of our acquisition of NurLogic and establishment of our new office in Bangalore, India. Despite the time and resources invested in the acquisition of NurLogic, there can be no assurance that the acquisition will be consummated. Our international expansion is expected to result in increased costs associated with the commencement of operations. If our international operations are unsuccessful, our business and results of operations would be negatively affected.

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

If we are not able to effectively integrate and develop the operations of NurLogic or future acquisitions, our business may suffer

Our acquisition of NurLogic is expected to close, subject to customary closing conditions, in January 2003. Upon the closing of this transaction, we intend to integrate the workforce and operations of NurLogic into our organizational structure and work towards the effective utilization of the additional workforce. We face various risks as a result of this planned acquisition including, but not limited to, difficulty in satisfying the conditions to closing this acquisition, retaining and motivating NurLogic’s employees, retaining and developing NurLogic’s customers, combining the technology, operations and work force of NurLogic and realizing the potential financial or strategic benefits of the acquisition; substantial unanticipated integration costs; and disruption of our ongoing business. If we are not able to successfully develop and commercially exploit NurLogic’s business, our business may be negatively affected in future periods, which may cause our stock price to decline. In addition, if the value of intangible assets acquired becomes impaired, we may be required to write down the value of such assets, which would negatively affect our financial results. If our efforts to refocus NurLogic’s business and integrate it with our existing business are not successful, our future revenue and operating results could be negatively affected, which could cause our stock price to decline.

We may continue to make investments in complementary companies, products or technologies. If we buy a company or a division of a company, we may experience difficulty assimilating that company or division’s personnel and operations, which could negatively affect our operating results. In addition, the key personnel of the acquired company may decide not to work for us. Furthermore, we may have to incur debt or issue equity securities as we have in past acquisitions to pay for any future acquisition, the issuance of which would involve restrictive covenants or be dilutive to our existing stockholders.

Our expected acquisition of NurLogic will make planning and predicting our future growth rates and operating results more difficult

Our expected acquisition of NurLogic may reduce our revenue growth rate and make prediction of our future revenue, costs and expenses and operating results more difficult. We expect the strategic and operational integration of the NurLogic business to make prediction of our future revenue, costs and expenses and operating results more difficult because our results of operations in future periods will reflect an expanded workforce and product development effort and changed customer base. Due to the expected acquisition, we may not be able to accurately predict:

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

We are in the process of establishing our first remote engineering sites which, if not structured and managed effectively, could cause our product development efforts and our overall business to suffer

We are currently in the process of establishing an engineering services and support office in Bangalore, India. In addition, subject to the closing of our proposed acquisition of NurLogic, we expect to have engineering services performed in San Diego, California. We have no prior experience in establishing or operating engineering centers outside of our headquarters in Sunnyvale, California. Our expansion of engineering operations to remotely situated offices presents a number of risks including increased difficulty in coordinating our engineering efforts, increased costs associated with establishing remote offices, obtaining required equipment and tools and training new personnel, increased communications and travel costs, and potential delays in our engineering efforts.

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

Effective IP protection may be unavailable or limited in certain foreign jurisdictions. As a result, we may experience difficulty protecting our IP from misuse or infringement by others in foreign countries. The risks associated with protection of our IP in foreign countries are likely to increase as we expand our international operations.

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

Defects in our proprietary technologies and IP components could decrease our revenue and our competitive market share

If the IP components we provide to a customer contain defects that increase our customer’s cost of goods sold and time to market, these defects could significantly decrease the market acceptance of our IP components. Any actual or perceived defects with our products may also hinder our ability to attract or retain industry partners or customers, leading to a decrease in our revenue. These defects are frequently found during the period following introduction of new proprietary technologies or enhancements to existing proprietary technologies. Our IP components may contain errors not discovered until after customer utilization of the IP components provided by us. If our products contain errors or defects, it could require us to expend significant resources to alleviate these problems, which could result in the diversion of technical and other resources from our other development efforts.

Our future capital needs may require that we seek additional debt or equity funding which, if not available, could cause our business to suffer

We intend to continue to invest heavily in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including:

•	the costs and timing of expansion of product development efforts and the success of these development efforts;

•	the costs and timing of expansion of sales and marketing activities;

•	the costs and timing of expansion of our international operations;

•	the extent to which our existing and new products gain market acceptance;

•	the costs and timing of future acquisitions, if any;

•	competing technological and market developments;

•	the costs involved in maintaining and enforcing patent claims and other IP rights;

•	the level and timing of license and royalty revenue; and

•	available borrowings under line of credit arrangements and other factors.

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

Semiconductor fabrication facilities are subject to risk of natural disasters, which, if they were to occur, could harm our revenue

Semiconductor fabrication facilities have in the past experienced major reductions in foundry capacity due to earthquakes in Taiwan, Japan and California. For example, in 1999 Taiwan experienced several earthquakes which impacted foundries due to power outages, physical damage and employee dislocation. The royalty component of our revenue is directly related to the manufacture and sale of semiconductors containing our IP components, and, as a result, our business could suffer if a major customer’s manufacturing capacity was adversely affected by a natural disaster such as an earthquake, fire, tornado or flood.

Our stock will likely be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, and those fluctuations may prevent our stockholders from reselling our common stock at a profit

The trading price of our common stock has in the past been and could in the future be subject to significant fluctuations in response to:

•	quarterly variations in our results of operations;

•	announcements regarding our product developments;

•	announcements of technological innovations or new products by us, our customers or competitors;

•	announcements of competitive product introductions by our competitors or our customers;

•	release of reports by securities analysts;

•	sales or the perception in the market of possible sales of a large number of shares of our common stock by our directors, officers, employees or principal stockholders;

•	changes in security analysts’ recommendations; and

•	developments or disputes concerning patents or proprietary rights or other events.

If our revenue and results of operations are below the expectations of public market securities analysts or investors, then significant fluctuations in the market price of our common stock could occur. In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies and which often are unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has occurred against that company. Such litigation could result in substantial costs and would at a minimum divert management’s attention and resources, which could have a material adverse effect on our business, which could further reduce our stock price. Any adverse decision in such litigation could also subject us to significant liabilities.

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

38

•	the establishment of an advance notice procedure for stockholder proposals and director nominations to be acted upon at annual meetings of the stockholders.

On December 12, 2001, our board of directors adopted a stockholder rights plan. Under this plan, we issued a dividend of one right for each share of our common stock. Each right initially entitles stockholders to purchase a fractional share of our preferred stock for $115. However, the rights are not immediately exercisable. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of a certain percentage of our common stock, then, unless the rights are redeemed by us for $0.001 per right, the rights will become exercisable by all rights holders, except the acquiring person or group, for shares of our preferred stock or of the third party acquirer having a value of twice the right’s then-current exercise price.

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

Future changes in accounting standards, specifically changes affecting methods of revenue recognition, could cause adverse unexpected revenue fluctuations

Future changes in accounting standards including those affecting revenue recognition, could require us to change our accounting policies. If a change in accounting standards caused us to defer of revenue recognized in current periods to subsequent periods or accelerate recognition of deferred revenue to current periods, we may not meet securities analysts and investors’ expectations. Any such shortfalls could have an adverse impact on our stock price.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the impact of interest rate changes and changes in the market values of our marketable securities. Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of high-quality corporate issuers and the U.S. Government. Our investment policy limits the amount of credit exposure to any one issuer. As stated in our policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

Cash, cash equivalents and marketable securities in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

The table below presents the carrying value and related weighted average interest rates for our cash, cash equivalents and marketable securities. The carrying values approximate fair values at September 30, 2002 and 2001. All marketable securities mature in one year or less.

Cash, cash equivalents and marketable securities:	Carrying Value at September 30, 2002 (In Thousands)	Average Rate of Return at September 30, 2002 (Annualized)	Carrying Value at September 30, 2001 (In Thousands)	Average Rate of Return at September 30, 2001 (Annualized)
Cash and cash equivalents — variable rate	$9,873	0.6%	$3,708	3.2%
Money market funds — variable rate	299	1.4%	121	3.2%
Cash and cash equivalents — fixed rate	18,987	1.8%	27,763	4.0%
Marketable securities — fixed rate	23,085	2.0%	10,737	4.1%

Total	$52,244		$42,329

Currency Risk

Historically, a large portion of our total revenues has been generated from outside of the United States. International revenue as a percentage of our total revenues was approximately 75% for fiscal 2002, 70% for fiscal 2001 and 86% for fiscal 2000. We anticipate that international revenue will remain a substantial portion of our total revenues in the future. As all of our sales are currently denominated in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets. We face increasing pressure from our customers in Europe to denominate our sales to such customers in Euro. We do not use derivative financial instruments for speculative or trading purposes. We have not historically engaged in any foreign currency hedging transactions.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Consolidated Financial Statements that appear on page F-1 of this report. The Report of PricewaterhouseCoopers LLP, Independent Accountants, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this report, are incorporated by reference into this Item 8.

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

	Three Months Ended,
	Sep 30, 2002	June 30, 2002	Mar 30, 2002	Dec 31, 2001	Sep 30, 2001	Jun 30, 2001	Mar 30, 2001	Dec 31, 2000
Revenue:	(Unaudited, in thousands)
License	$9,219	$7,418	$5,492	$5,599	$5,177	$5,942	$5,555	$4,462
Net Royalty	2,492	2,545	2,512	1,969	1,219	1,170	1,140	1,092

Total revenues	11,711	9,963	8,004	7,568	6,396	7,112	6,695	5,554

Costs and expenses
Cost of revenues	3,089	2,086	1,541	1,581	1,567	1,871	1,512	1,021
Product development	2,829	2,923	3,215	2,902	3,946	2,993	3,220	2,279
Sales and marketing	2,443	2,268	2,027	2,044	1,691	1,812	1,581	1,426
General and administrative	1,125	1,172	594	608	1,284	762	656	669
In-process research and
development	—	—	—	—	—	—	2,441	—
Amortization of purchased
intangible assets	491	492	492	492	492	492	492	—
Amortization of goodwill
and acquired workforce	—	—	—	—	1,528	1,532	1,520	—

Total costs and expenses	9,977	8,941	7,869	7,627	10,508	9,462	11,422	5,395

Operating income (loss)	1,734	1,022	135	(59)	(4,112)	(2,350)	(4,727)	159
Interest and other income
(expense), net	223	195	(1,051)	256	(674)	412	588	900

Income (loss) before provision
(benefit) for income taxes	1,957	1,217	(916)	197	(4,786)	(1,938)	(4,139)	1,059

Provisions (benefit) for
income taxes	148	75	38	79	5,874	(659)	(1,407)	360

Net income (loss)	$1,809	$1,142	$(954)	$118	$(10,660)	$(1,279)	$(2,732)	$699

Net income (loss) per share:
Basic	$0.11	$0.07	$(0.06)	$0.01	$(0.65)	$(0.08)	$(0.17)	$0.05
Diluted	$0.10	$0.06	$(0.06)	$0.01	$(0.65)	$(0.08)	$(0.17)	$0.05

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item concerning our directors is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement relating to the Annual Meeting of Stockholders to be filed by us with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Business—Executive Officers” and certain other information required by this item is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2003 annual stockholders’ meeting.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section captioned “Executive Compensation and Other Matters” contained in our definitive proxy statement for our 2003 annual stockholders’ meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the sections captioned “Record Date and Principal Share Ownership” contained in our definitive proxy statement for our 2003 annual stockholders’ meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the sections captioned “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” contained in our definitive proxy statement for our 2003 annual stockholders’ meeting.

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing of this Form 10-K, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

See the accompanying Index to Consolidated Financial Statements which appears on page F-1 of this report. The Report of Independent Accountants, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this report are incorporated by reference in Item 8 of this report:

(2) Financial Statement Schedules

See the accompanying Index to Consolidated Financial Statements which appears on page F-1 of this report. Financial Statement Schedules not listed in the Index to Consolidated Financial Statements have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits

Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.1.1	Certificate of Designation.
3.2(1)	Bylaws of the Registrant.
4.1(6)	Securities Rights and Restrictions Agreement by and among Registrant and Synopsys, Inc., dated January 1, 2001.
4.2(10)	Preferred Stock Rights Agreement dated December 12, 2001 between the Registrant and EquiServe Trust Company, N.A.
10.1(12)*	1993 Stock Option Plan, as amended.
10.1.1(1)*	Form of Agreement under 1993 Stock Option Plan, as amended.
10.2(1)*	1997 Employee Stock Purchase Plan.
10.3(1)*	1997 Director Stock Option Plan.
10.4(12)*	2000 Supplemental Stock Option Plan and form of agreement thereunder, as amended.
10.5(1)*	Form of Indemnification Agreement for directors and executive officers.
10.6(1)	Lease Agreement dated June 16, 1997 between Registrant, Richard Bowling and Katherine Bowling for 1195 Bordeaux Drive, Sunnyvale, California office.
10.7(3)	Form of License Agreement of the Registrant.
10.8(2)(3)	License Agreement dated as of November 30, 1997 between the Registrant and Taiwan Semiconductor Manufacturing Corporation or TSMC, as amended.
10.8.1(2)(8)	Addendum dated September 30, 1999 to License Agreement dated as of November 30, 1997 between the Registrant and TSMC, as amended.
10.8.2(2)(8)	Amendment dated June 30, 2000 to License Agreement dated as of November 30, 1997 between the Registrant and TSMC, as amended.
10.8.3(2)	Addendum dated September 10, 2002 to License Agreement dated as of November 30, 1997 between the Registrant and TSMC, as amended.

43

10.9(5)	Commercial Lease Agreement dated December 1, 1999 by and between the Registrant and The Dai-Tokyo Fire and Marine Insurance Co., Ltd., for Yoyogi 3-25-3, Shibuya-Ku, Tokyo, Japan.
10.10(8)*	Severance Agreement dated September 11, 2000 between the Registrant and Joy E. Leo.
10.11(2)(7)	Master License Agreement dated February 28, 2001 between the Registrant and National Semiconductor Corporation (the “National Master License”).
10.11.1(2)(11)	Amendment to National Master License dated December 21, 2001 between the Registrant and National Semiconductor Corporation.
10.12(7)*	Severance Agreement dated June 7, 2001 between the Registrant and Harry Dickinson.
10.13(9)	Sublease Agreement dated August 22, 2001 between the Registrant and Globalcenter Inc. and Global Crossing North America for 141 Caspian Ct., Sunnyvale, California office.
10.14(2)(11)	Master License Agreement dated April 26, 2002 between the Registrant and International Business Machines Corporation.
10.15(8)	Consulting Agreement dated July 21, 2000 between the Registrant and Leon Malmed.
10.15.1	Consulting Termination Agreement and Release dated August 1, 2002 between the Registrant and Leon Malmed.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
24.1	Power of Attorney (see page 45).
99.1	Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Audit Committee approval of Non-Audit Services.

(1)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 333-41219) which was declared effective on February 2, 1998.
(2)	Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83, 230.46 and 240.24b-2.
(3)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 333-50243) which was declared effective on April 29, 1998.
(4)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 333-50243) which was declared effective on April 29, 1998.
(5)	Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K (No. 000-23649) on December 10, 1999.
(6)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K (No. 000-23649) on September 15, 2000.
(7)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (No. 000-23649) on August 14, 2001.
(8)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (No. 000-23649) on December 22, 2000.
(9)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (No. 000-23649) on December 11, 2001.
(10)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form 8-A (000-23649) on December 27, 2001.
(11)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (000-23649) on May 15, 2002.
(12)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (333-101465) on November 26, 2002.

*	Management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.

(b) Reports on Form 8-K

The Registrant did not file any reports on Form 8-K during the three months ended September 30, 2002.

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

Dated: December 27, 2002

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

Signature	Title	Date

/S/ MARK R. TEMPLETON —————————————— (Mark R. Templeton)	President and Chief Executive Officer, Director (Principal Executive Officer)	December 27, 2002

/S/ JOY E. LEO —————————————— (Joy E. Leo)	Vice President, Finance and Administration, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	December 27, 2002

/S/ SCOTT T. BECKER —————————————— (Scott T. Becker)	Chief Technology Officer and Director	December 27, 2002

/S/ LUCIO L. LANZA —————————————— (Lucio L. Lanza)	Chairman of the Board of Directors	December 27, 2002

/S/ LEON MALMED —————————————— (Leon Malmed)	Director	December 27, 2002

/S/ MORIO KUROSAKI —————————————— (Morio Kurosaki)	Director	December 27, 2002

Section 302 Certification for Reports on Form 10-K

I, Mark R. Templeton, certify that:

1. I have reviewed this annual report on Form 10-K of Artisan Components, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 26, 2002

/s/ Mark R. Templeton
——————————————
Mark R. Templeton
Chief Executive Officer

Section 302 Certification for Reports on Form 10-K

I, Joy E. Leo, certify that:

1. I have reviewed this annual report on Form 10-K of Artisan Components, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 26, 2002

/s/ Joy E. Leo
——————————————
Joy E. Leo
Chief Financial Officer

EXHIBIT INDEX

Number	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.1.1	Certificate of Designation.
3.2(1)	Bylaws of the Registrant.
4.1(6)	Securities Rights and Restrictions Agreement by and among Registrant and Synopsys, Inc., dated January 1, 2001.
4.2(10)	Preferred Stock Rights Agreement dated December 12, 2001 between the Registrant and EquiServe Trust Company, N.A.
10.1(12)*	1993 Stock Option Plan, as amended.
10.1.1(1)*	Form of Agreement under 1993 Stock Option Plan, as amended.
10.2(1)*	1997 Employee Stock Purchase Plan.
10.3(1)*	1997 Director Stock Option Plan.
10.4(12)*	2000 Supplemental Stock Option Plan and form of agreement thereunder, as amended.
10.5(1)*	Form of Indemnification Agreement for directors and executive officers.
10.6(1)	Lease Agreement dated June 16, 1997 between Registrant, Richard Bowling and Katherine Bowling for 1195 Bordeaux Drive, Sunnyvale, California office.
10.7(3)	Form of License Agreement of the Registrant.
10.8(2)(3)	License Agreement dated as of November 30, 1997 between the Registrant and Taiwan Semiconductor Manufacturing Corporation, as amended.
10.8.1(2)(8)	Addendum dated September 30, 1999 to License Agreement dated as of November 30, 1997 between the Registrant and Taiwan Semiconductor Manufacturing Corporation or TSMC, as amended.
10.8.2(2)(8)	Amendment dated June 30, 2002 to License Agreement dated as of November 30, 1997 between the Registrant and TSMC, as amended.
10.8.3(2)	Addendum dated September 10, 2002 to License Agreement dated as of November 30, 1997 between the Registrant and TSMC, as amended.
10.9(5)	Commercial Lease Agreement dated December 1, 1999 by and between the Registrant and The Dai-Tokyo Fire and Marine Insurance Co., Ltd. for Yoyogi 3-25-3, Shibuya-Ku, Tokyo, Japan.
10.10(8)*	Severance Agreement dated September 11, 2000 between the Registrant and Joy E. Leo.
10.11(2)(7)	Master License Agreement dated February 28, 2001 between the Registrant and National Semiconductor Corporation (the “National Master License”).
10.11.1(2)(11)	Amendment to National Master License dated December 21, 2001 between the Registrant and National Semiconductor Corporation.
10.12(7)*	Severance Agreement dated June 7, 2001 between the Registrant and Harry Dickinson.
10.13(9)	Sublease Agreement dated August 22, 2001 between the Registrant and Globalcenter Inc. and Global Crossing North America for 141 Caspian Ct., Sunnyvale, California office.
10.14(2)(11)	Master License Agreement dated April 26, 2002 between the Registrant and International Business Machines Corporation.
10.15(8)	Consulting Agreement dated July 21, 2000 between the Registrant and Leon Malmed.
10.15.1	Consulting Termination Agreement and Release dated August 1, 2002 between the Registrant and Leon Malmed.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
24.1	Power of Attorney (see page 45).
99.1	Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Audit Committee approval of Non-Audit Services.

(1)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 333-41219) which was declared effective on February 2, 1998.
(2)	Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83, 230.46 or 240.24b-2.
(3)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 333-50243) which was declared effective on April 29, 1998.
(4)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 333-50243) which was declared effective on April 29, 1998.
(5)	Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K (No. 000-23649) On December 10, 1999.

(6)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K (No. 000-23649) on September 15, 2000.
(7)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (No. 000-23649) on August 14, 2001.
(8)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (No. 000-23649) on December 22, 2000.
(9)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (No. 000-23649) on December 11, 2001.
(10)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form 8-A (000-23649) on December 27, 2001.
(11)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (000-23649) on May 15, 2002.
(12)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (333-101465) on November 26, 2002.

*	Management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.

Report of Independent Accountants

To the Board of Directors and Stockholders of
Artisan Components, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Artisan Components, Inc. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
October 22, 2002

ARTISAN COMPONENTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$29,159	$31,592
Marketable securities	23,085	10,737
Contract receivables, net of allowance for doubtful
accounts of $280 and $655 at September 30, 2002 and 2001, respectively	7,232	6,292
Prepaid expenses and other current assets	2,345	1,545

Total current assets	61,821	50,166
Property and equipment, net	3,499	4,422
Goodwill, net	13,741	13,741
Purchased intangible assets, net	2,271	4,238
Other assets	1,116	459

Total assets	$82,448	$73,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$861	$172
Accrued liabilities	4,081	5,150
Deferred revenue, current portion	5,924	3,630

Total current liabilities	10,866	8,952
Deferred revenue	812	173
Other liabilities	1,610	516

Total liabilities	13,288	9,641

Commitments (Note 10)

Stockholders’ Equity
Common Stock, $0.001 par value;
Authorized: 50,000;
Issued and outstanding: 16,898 and 16,487 shares at September 30, 2002 and 2001, respectively	17	16
Additional paid in capital	77,170	73,511
Accumulated deficit	(8,027)	(10,142)

Total stockholders’ equity	69,160	63,385

Total liabilities and stockholders’ equity	$82,448	$73,026

The accompanying notes are an integral part of these Consolidated Financial Statements. F-3 ARTISAN COMPONENTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)

	Year ended September 30,
	2002	2001	2000
Revenue:
License	$27,728	$21,136	$17,042
Net royalty	9,518	4,621	3,250

Total revenues	37,246	25,757	20,292

Costs and expenses:
Cost of revenues	8,297	5,971	5,462
Product development	11,869	12,438	6,837
Sales and marketing	8,782	6,510	6,999
General and administrative	3,499	3,371	2,324
In-process research and development	—	2,441	—
Amortization of purchased intangible assets	1,967	1,476	—
Amortization of goodwill and acquired workforce	—	4,580	—

Total costs and expenses	34,414	36,787	21,622

Operating income (loss)	2,832	(11,030)	(1,330)
Interest and other (expense) income, net	(377)	1,226	2,945

Income (loss) before provision for income taxes	2,455	(9,804)	1,615
Provision for income taxes	340	4,168	533

Net income (loss)	$2,115	$(13,972)	$1,082

Net income (loss) per share:
Basic	$0.13	$(0.88)	$0.08

Diluted	$0.12	$(0.88)	$0.07

Shares used in computing net income (loss) per share:
Basic	16,716	15,965	14,334

Diluted	17,991	15,965	15,456

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARTISAN COMPONENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
(In thousands)

	Common Stock		Additional Paid	Retained Earnings / (Accumulated
	Shares	Amount	In Capital	Deficit)	Total
Balance at October 1, 1999	13,910	$14	$54,358	$2,748	$57,120
Options exercised	651	1	2,604	—	2,605
Common Stock issued pursuant to employee stock purchase plan	169	—	888	—	888
Compensation expense related to options granted	—	—	56	—	56
Tax benefit arising from disqualifying dispositions of stock options	—	—	1,703	—	1,703
Net income	—	—	—	1,082	1,082

Balance at September 30, 2000	14,730	15	59,609	3,830	63,454

Options exercised	158	1	973	—	974
Common Stock issued pursuant to employee stock purchase plan	149	—	977	—	977
Common Stock issued in connection with the acquisition of certain assets of the physical library business of Synopsys	1,450	—	11,509	—	11,509
Compensation expense related to options granted	—	—	8	—	8
Tax benefit arising from disqualifying dispositions of stock options	—	—	435	—	435
Net loss	—	—	—	(13,972)	(13,972)

Balance at September 30, 2001	16,487	16	73,511	(10,142)	63,385

Options exercised	238	1	1,784	—	1,785
Common Stock issued pursuant to employee stock purchase plan	173	—	1,320	—	1,320
Tax benefit arising from disqualifying dispositions of stock options	—	—	555	—	555
Net income	—	—	—	2,115	2,115

Balance at September 30, 2002	16,898	$17	$77,170	$(8,027)	$69,160

The accompanying notes are an integral part of these Consolidated Financial Statements. F-5 ARTISAN COMPONENTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Years ended September 30,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$2,115	$(13,972)	$1,082
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	4,410	8,552	2,711
(Gain) loss on sale of fixed assets	(42)	18	(89)
Provision for doubtful accounts	(342)	370	—
Compensation expense related to options granted	—	8	56
Tax benefit related to disqualified dispositions	555	435	1,703
In-process research and development	—	2,441	—
Changes in assets and liabilities:
Contract receivables, net	(1,453)	1,060	(1)
Prepaid expenses and other current assets	(800)	179	128
Other assets	198	(257)	122
Deferred taxes	—	4,053	(3,444)
Accounts payable	689	(601)	(506)
Accrued liabilities	(1,069)	2,238	884
Deferred revenue	2,933	(2,217)	945
Other liabilities	1,094	398	—

Net cash provided by operating activities	8,288	2,705	3,591

Cash flows from investing activities:
Purchase of property and equipment	(1,478)	(1,863)	(1,369)
Proceeds from sale of property and equipment	—	50	120
Acquisition of certain assets of the physical library business
of Synopsys, net of cash acquired	—	(14,530)	—
Purchase of marketable securities	(39,570)	(40,424)	(43,079)
Proceeds from sale of marketable securities	27,222	50,425	55,289

Net cash (used in) provided by investing
activities	(13,826)	(6,342)	10,961

Cash flows from financing activities:
Proceeds from issuance of common stock	3,105	1,951	3,493

Net (decrease) increase in cash and cash equivalents	(2,433)	(1,686)	18,045
Cash and cash equivalents, beginning of year	31,592	33,278	15,233

Cash and cash equivalents, end of year	$29,159	$31,592	$33,278

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Fixed asset acquisitions in exchange for accounts
payable	$—	$34	$18
Issuance of common stock and assumption of obligations in
connection with the acquisition of certain assets of the
physical library business of Synopsys	$—	$12,859	$—
CASH PAID FOR:
Income taxes	$908	$393	$566

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARTISAN COMPONENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Artisan Components, Inc. (“Artisan” or the “Company”) is a leading developer of high performance, high density and low power embedded memory, standard cell and input/output (“I/O”) IP (“IP”) components for the design and manufacture of complex integrated circuits (“ICs”). The Company licenses its products to semiconductor manufacturers and fabless semiconductor companies for the design of ICs used in complex, high volume applications, such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all inter-company transactions. The Company’s fiscal year end is September 30.

Use of Estimates

The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, warranty costs, goodwill impairment, contingencies, restructuring costs and other special charges and taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Reclassification

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities or remaining maturities at the date of acquisition of three months or less to be cash equivalents. Cash and cash equivalents are maintained with four major financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, contract receivables, accounts payable and accrued liabilities approximate fair value due to their short-term maturities.

Marketable Securities

The Company’s investments are primarily comprised of U.S. government notes and bonds; corporate notes and bonds; and commercial paper. Investments with original maturities of greater than three months and less than one year are considered to be short-term. Investments are custodied with major financial institutions. Realized gains and losses are recorded using the specific identification method. At September 30, 2002 and 2001, all of the Company’s investments were classified as available-for-sale and were recorded on the consolidated balance sheets at fair value. Unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive income (loss), net of any related tax effect. As of September 30, 2002 and 2001, unrealized gains or losses were immaterial. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. The Company recognizes an impairment charge when the decline in fair value of its investments below the cost basis is judged to be other-than-temporary.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Depreciation and amortization of leasehold improvements are computed using the shorter of the estimated useful lives or the terms of their respective leases.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with Statement of Financial Accounting Standards. No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of.” Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Goodwill and Intangible Assets

During the first quarter of fiscal 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”

SFAS 141 establishes the purchase method as the only acceptable methodology for accounting for a business combination. In addition, SFAS 141 provides guidance for allocating the cost of an acquired entity, including the recognition and identification of goodwill and other intangible assets. Under SFAS 141, an acquired workforce does not meet the criteria for recognition as an intangible asset that is separable from goodwill. As such, at October 1, 2001, the Company reclassified to goodwill the carrying value of its previously identified acquired workforce that was recognized in the Company’s acquisition of the physical library business of Synopsys (See Note 3). As a result of this reclassification, the gross carrying value of goodwill increased by $1.4 million to $18.3 million.

SFAS 142 requires goodwill to be tested on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Under this standard, goodwill is no longer amortized and, as such, the Company stopped amortizing its goodwill as of October 1, 2001. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their expected useful lives unless these lives are determined to be indefinite (See Note 3). Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to three years.

For the purposes of the impairment tests, the Company considers itself a single reporting unit, as defined by SFAS 142. To conduct these tests, the fair value of the reporting unit is compared to its carrying value. To the extent that the reporting unit’s carrying value exceeds its fair value, the Company must then compare the implied fair value of the reporting units’ goodwill to its carrying value to determine if an impairment has occurred. This exercise entails the allocation of the reporting units’ total fair value to its assets and liabilities in a manner similar to that of the purchase price allocation methodology prescribed under SFAS 141. Any resulting impairment would be expensed immediately.

The Company conducted the required initial impairment test in October 2001 and the annual impairment test in September 2002, and concluded that no impairment had occurred.

The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had the accounting standard been in effect for fiscal 2001 and 2000 (in thousands, except per-share amounts):

	Years ended September 30,
	2002	2001	2000
Net income (loss), as reported	$2,115	$(13,972)	$1,082
Add back: goodwill amortization expense, net of tax		4,238	—
Add back: acquired workforce amortization expense, net of tax		342	—

Net income (loss), as adjusted	$2,115	$(9,392)	$1,082

Net income (loss) per common share - Basic:
As reported	$0.13	$(0.88)	$0.08
As adjusted	$0.13	$(0.59)	$0.08

Net income (loss) per common share - Diluted:
As reported	$0.12	$(0.88)	$0.07
As adjusted	$0.12	$(0.59)	$0.07

All of the Company’s acquired intangible assets, except for goodwill, are subject to amortization over their estimated useful lives. Purchased intangible assets include existing technologies and non-compete agreements. No significant residual value is estimated for the intangible assets. Intangible asset amortization was $2.0 million in fiscal 2002 and $1.5 million in fiscal 2001.

The components of goodwill assets are as follows (in thousands):

	September 30,
	2002	2001
Goodwill assets	$18,321	$16,953
Acquired workforce	—	1,368

Goodwill assets	$18,321	$18,321
Accumulated amortization	(4,580)	(4,580)

Goodwill assets, net	$13,741	$13,741

F-9 The components of purchased intangible assets are as follows (in thousands):

	September 30,
	2002	2001
Acquired technology	5,338	5,338
Non-compete agreement	376	376

Purchased intangible assets	$5,714	$5,714
Accumulated amortization	(3,443)	(1,476)

Purchased intangible assets, net	$2,271	$4,238

As of September 30, 2002, the Company believes there are no impairment losses of its intangible assets, goodwill and other long-lived assets. However, no assurances can be given that future evaluations of intangible assets, goodwill and other long-lived assets will not result in changes as a result of future impairment.

Expected future estimated annual amortization expense as of September 30, 2002 of intangible assets is as follows (in thousands):

Fiscal 2003	$1,826
Fiscal 2004	445

$2,271

Comprehensive Income

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments of contributions by stockholders. The unrealized gains and losses on marketable securities and foreign currency translation adjustments are comprehensive income items applicable to the Company. The effect of such items was immaterial to all periods presented.

Revenue Recognition

Revenue consists of license revenue and net royalty revenue. License revenue is comprised of license fees, maintenance fees and support fees. License fees are the fees earned from license agreements with customers to provide the Company’s intellectual property (“IP”) component products. The Company’s IP component products can be purchased with or without customization. IP component products consist of data and/or software and related documentation that enable a customer to design and manufacture complex integrated circuits (“IC”). The purpose of the license is to permit the customer to use the Company’s IP in connection with the design and manufacture of the customers’ products.

For all licenses, the Company uses a binding purchase order and a signed license agreement as evidence of an arrangement. The Company assesses cash collectibility based on a number of factors, including past collection history with the customer and the credit worthiness of the customer. In cases where a customer’s credit worthiness is uncertain, the Company requires a letter of credit as assurance of payment.

For licensed products which do not require significant customization of the Company’s IP component, license revenue is generally recognized when persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable.

For licensed products requiring significant customization of the Company’s IP component, license revenue is generally recognized using the percentage-of-completion method of accounting over the period that services are performed. For all license and service agreements accounted for under the percentage-of-completion method, the Company determines progress-to-completion based on actual direct labor hours incurred as a percentage of the estimated total direct labor hours required to complete the project. The Company periodically evaluates the actual status of each project to ensure that the estimates to complete each contract remains accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. To date, such losses have not been significant. Costs incurred in advance of billings are recorded as costs in excess of related billings on uncompleted contracts. If the amounts of revenue recognized exceed the amounts received from customers, the excess amount is recorded as unbilled contract receivables. If the amounts billed exceed the amounts of revenue recognized, the excess amount is recorded as deferred revenue.

For arrangements with multiple elements, the Company allocates revenue to each element of a transaction based upon its fair value as determined in reliance on vendor specific objective evidence. Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those licensed products and services when sold separately and, for maintenance, is additionally measured by the renewal rate. If the Company cannot objectively determine the fair value of any undelivered element included in license arrangements, the Company defers revenue until all elements are delivered, services have been performed, or until fair value can objectively be determined. When the fair value of a license element has not been established, the Company uses the residual method to record license revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Maintenance fees are derived from maintenance contracts, which are part of the licensing arrangement. Maintenance contracts include telephone and email support and the right to receive unspecified upgrades on a when-and-if available basis. First year maintenance is typically sold with the related licensed product and may be renewed on an annual basis thereafter. Maintenance fees are deferred based on vendor-specific objective evidence of fair value and recognized ratably over the term of the maintenance period. Vendor-specific objective evidence of maintenance is generally determined based on renewal rates stated in individual contracts.

Support fees are derived from arrangements with customers of our licensed foundries to support the use of our libraries in their designs. Support fees include telephone and email support and the right to receive unspecified upgrades on a when-and-if available basis. Support fees are recognized ratably over the support period. Support is generally for a period of 12 months and may be renewed on an annual basis.

Royalty revenue is calculated based on unit sales by manufacturers of ICs containing the Company’s IP. License agreements dictate royalty reporting by each customer on either a per-chip or per-wafer basis. Royalties are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer. In accordance with contract terms, a portion of each royalty is credited back to the customer’s account for use as payment of license fees for future orders. The remaining portion of the gross royalty is reported as net royalty revenue. The amount of credits that can be earned by a customer is limited to the cumulative amount of orders placed by that customer for a given process technology. Customers have a limited time to use the credits before they expire, generally 18 months from the time royalties are earned. As a result, the Company defers royalties associated with these credits until the customer purchases additional licenses or these credits expire, whichever is earlier. If customers do not use the credits within this 18 month period, the Company records the amount of expired credits as net royalty revenue as the Company no longer has an obligation to provide any future products for such expired credits.

Cost of revenues are primarily comprised of salaries and benefits of direct employees assigned to revenue bearing projects and depreciation and amortization of equipment and software used in the development of the Company’s products. Cost of revenues are allocated based on the amount of time devoted to each contract by the employees and includes an accrual for warranty and product support costs.

Product development

The Company expenses the cost of product development as incurred. Product development expenses principally consist of payroll and related costs and depreciation and amortization of equipment and software used in product development projects.

Software Development Costs

In accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility which is evidenced by a working model; accordingly, software costs incurred after the establishment of technological feasibility have not been significant and, therefore, no costs have been capitalized to date. The Company has also not incurred any software development costs for internal use required to be capitalized pursuant to Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Advertising Costs

Expenses related to advertising and promotional activities are charged to sales and marketing expense as incurred. Advertising expense was $28,000 in fiscal 2002, $177,000 in fiscal 2001 and $93,000 in fiscal 2000.

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at exchange rates in effect at the balance sheet date with resulting translation adjustments directly recorded as a separate component of accumulated other comprehensive income (loss), if material. Income and expense accounts are translated at average exchange rates during the year. Where the U.S. dollar is the functional currency, translation adjustments are recorded in other income (loss). Translation adjustment gains and losses have not been material to date.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No. 25,” and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company uses the Black-Scholes option pricing model to value options granted to non-employees.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share are computed in accordance with SFAS No. 128, “Earnings per share.” Basic net income (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed using the treasury stock method giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common shares consist of the exercise of stock options for all periods. Such potentially dilutive common shares are not included during periods in which the Company experienced a net loss, as the impact would be anti-dilutive.

Recent Accounting Pronouncements

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The Company does not believe the adoption of SFAS 144 will have a material impact on its financial position and results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe the adoption of SFAS 146 will have a material impact on its financial position and results of operations.

NOTE 3. ACQUISITION

On January 4, 2001, the Company completed its acquisition of certain assets of Synopsys’ physical library business (“Physical Library Business”) for $27.4 million including $14.5 million in cash, 1.5 million shares of the Company’s common stock valued at $11.5 million and the assumption of $1.4 million of liabilities.

The acquisition was accounted for using the purchase method of accounting, and the results of the Physical Library Business have been included in the Company’s Consolidated Financial Statements since the date of acquisition. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition, based on management’s estimates and an independent valuation report. The excess of the purchase price over the amounts allocated to the assets acquired and liabilities assumed was recorded as goodwill.

Portions of the purchase price were allocated to certain intangible assets such as existing technology, acquired workforce and in-process research and development. The amount of the purchase price allocated to in-process research and development was determined by estimating the stage of completion of each in-process research project at the date of acquisition and the estimated net present value of cash flows based on incremental future cash flows from revenue expected to be generated by the technologies in the process of development, taking into account the characteristics and applications of the technologies, the size and growth rate of existing and future markets and an evaluation of past and anticipated technology and product life cycles. Estimated net future cash flows included allocations of operating expenses and income taxes, but excluded the expected completion costs of the in-process research projects. The discount rate applied to the net cash flows was 30%, which reflected the level of risk associated with the particular technologies and the current return on investment requirements of the market. At the date of acquisition, technological feasibility of these in-process research projects had not been reached and the technology had no alternative future uses without further development. Accordingly, the Company expensed the portion of the purchase price allocated to in-process research and development of $2.4 million at the date of acquisition.

The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and overcoming the obstacles necessary to attain technological feasibility. The weighted average stage of completion for all projects, in the aggregate, was approximately 75% as of the acquisition date. Upon completion, cash flows from sales of products incorporating those technologies were estimated to commence in fiscal 2001.

The purchase price was allocated as follows (in thousands, except number of years):

	Amount	Estimated Useful Life (in years)
Tangible assets acquired	$914	1 - 3
Identifiable intangibles acquired
In-process research and development	2,441	N/A
Existing technology	5,338	3
Noncompete agreements	376	2
Acquired workforce	1,368	N/A
Goodwill	16,953	N/A

Net assets acquired	$27,390

NOTE 4. BUSINESS RISKS AND CREDIT CONCENTRATION

The Company operates in an intensely competitive industry that has been characterized by rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could affect operating results adversely.

The Company markets and sells its technology to a narrow base of customers and generally does not require collateral. At September 30, 2002, three customers accounted for 27%, 26% and 14% of gross contract receivables. At September 30, 2001, two customers accounted for 56% and 12% of gross contract receivables. Gross contract receivables include unbilled receivables.

As of September 30, 2002, the Company’s cash and cash equivalents were deposited with four major financial institutions in the form of demand deposits, money market accounts, corporate and government bonds, certificates of deposit and commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk comprise principally cash and cash equivalents, marketable securities and contract receivables. The Company invests its excess cash primarily in high-quality government and corporate debt instruments that mature within one year.

NOTE 5. MARKETABLE SECURITIES

Marketable securities, classified as available-for-sale securities, included the following (in thousands):

	September 30,
	2002	2001

Corporate and government bonds and notes	$13,019	$6,018
Commercial paper	10,066	4,719

Marketable securities	$23,085	$10,737

All short-term investments have maturities of less than one year from the respective balance sheet dates. The cost of marketable securities approximates fair value of the securities and there are no material unrealized holding gains or losses.

NOTE 6. CONTRACT RECEIVABLES

Contract receivables were comprised of the following (in thousands):

	September 30,
	2002	2001
Accounts receivable	$3,043	$6,331
Costs in excess of related billings on uncompleted contracts	5,324	616

Gross contract receivables	8,367	6,947
Allowance for doubtful accounts	(280)	(655)
Long-term portion of contract receivables	(855)	—

Contract receivables, net	$7,232	$6,292

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following (in thousands):

	September 30,
	2002	2001
Computer equipment and software	$10,786	$9,845
Office furniture	1,522	1,556
Leasehold improvements	2,894	2,763

Property and equipment	15,202	14,164
Accumulated depreciation and amortization	(11,703)	(9,742)

Property and equipment, net	$3,499	$4,422

NOTE 8. ACCRUED LIABILITIES

Accrued liabilities were comprised of the following (in thousands):

	September 30,
	2002	2001
Accrued expenses	1,846	2,424
Accrued compensation	1,882	1,540
Provision for unused leased facility	222	560
Accrued warranty	131	127
Deferred taxes	—	499

Accrued liabilities	$4,081	$5,150

NOTE 9. OTHER LIABILITIES

Other liabilities were comprised of the following (in thousands):

	September 30,
	2002	2001
Deferred rent	$770	$169
Provision for unused leased facility (Note 12)	840	347

Other liabilities	$1,610	$516

NOTE 10. COMMITMENTS

The following table represents the future minimum annual lease payments of the Company as of September 30, 2002 (in thousands):

Fiscal 2003	$2,283
Fiscal 2004	2,426
Fiscal 2005	1,930
Fiscal 2006	2,007
Fiscal 2007 and thereafter	4,085

Total minimum annual lease payments	$12,731

The Company rents its office facility in Sunnyvale, California under a non-cancelable operating lease that expires in 2008. Under the terms of the lease, the Company is responsible for a proportionate amount of taxes, insurance and common area maintenance costs.

The Company continues to lease its previous office facility in Sunnyvale under a non-cancelable lease that expires in September 2004. The Company is actively seeking a sub-tenant for this building. As a result, the Company has accrued a provision of $1.1 million and $907,000 at September 30, 2002 and 2001, respectively, for the anticipated loss on subleasing the facility, including the estimated commission expenses relating to the sublease.

The Company also leases facilities for its sales and support office in Paris, France and Tokyo, Japan, which expire in 2002 and 2004, respectively.

The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Net rent expense was $2.2 million in fiscal 2002, $783,000 in fiscal 2001 and $625,000 in fiscal 2000.

NOTE 11. STOCKHOLDERS’ EQUITY

Authorized Preferred Stock

The Company is authorized to issue 5,000,000 shares of undesignated preferred stock, $0.001 par value per share, of which no shares were issued and outstanding as of September 30, 2002 and 2001. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company’s stockholders.

Stock Option Plans

The Company had reserved 5,723,350 shares of its Common Stock under its 1993 Stock Option Plan, as amended (the “1993 Plan”) for issuance upon the exercise of incentive and nonstatutory stock options to employees, directors and consultants as of September 30, 2002. The 1993 Plan expires in October 2003. The 1993 Plan provides for an automatic annual increase in the number of shares reserved for issuance thereunder commencing on October 1, 2000 in an amount equal to the lesser of (i) 1,000,000 shares, (ii) 5% of the outstanding shares on such date or (iii) such amount as determined by the Board of Directors. Pursuant to such mechanism, on October 1, 2002, the number of shares reserved for issuance under the 1993 plan was increased by 845,790 shares to a total of 7,393,514. On October 1, 2001, the number of shares reserved for issuance under the 1993 Plan was increased by 824,374 shares to a total of 6,547,724. On October 1, 2000, the number of shares reserved for issuance under the 1993 Plan was increased by 736,489 shares to a total of 5,723,350. On October 1, 1999, the number of shares reserved for issuance under the 1993 Plan was increased by 695,465 shares to a total of 4,986,861. Incentive stock options may be granted with exercise prices of no less than fair market value, and non-statutory stock options may be granted with exercise prices of no less than 85% of the fair market value of the common stock on the grant date, as determined by the Board of Directors. Options become exercisable as determined by the Board of Directors but generally at a rate of 25% after the first year and 6.25% each quarter thereafter. Options expire as determined by the Board of Directors but not more than ten years after the date of grant. At September 30, 2002, options to purchase a total of 4,055,715 shares of Common Stock were outstanding under the 1993 Plan.

In November 1997, the Company adopted the 1997 Director Option Plan (the “Director Plan”). The Director Plan provides for the granting of options of up to 200,000 shares of Common Stock of the Company. The option grants under the Director Plan are automatic and nondiscretionary, and the exercise price of the options is 100% of the fair market value of the Company’s Common Stock on the date of grant. The Director Plan provides for an initial grant of options to purchase 25,000 shares of Common Stock to each new non-employee director. In addition, each non-employee director will automatically be granted an option to purchase 5,000 shares of Common Stock annually. Options granted under the Director Plan become exercisable over a four year period with the 25,000 share grants vesting as to one-fourth of the shares on the first anniversary of the date of grant and then monthly thereafter and the 5,000 share grants vesting monthly. At September 30, 2002, options to purchase a total of 110,000 shares of Common Stock were outstanding under the Director Plan. The Director Plan expires in February 2008.

In December 2000, the Company adopted the 2000 Supplemental Stock Option Plan (the “2000 Plan”) for issuance upon the exercise of nonstatutory stock options to employees and consultants, other than officers of the Company and members of the Board of Directors of the Company. The 2000 Plan provides for granting of options of up to 1,000,000 shares of Common Stock of the Company. On October 1, 2002, the number of shares reserved for issuance under the 2000 Plan was increased by 207,672 to a total of 1,207,672. The 2000 Plan expires in 2010. The 2000 Plan does not provide for automatic increases in the shares reserved for issuance thereunder. At September 30, 2002, options to purchase a total of 949,782 shares of Common Stock were outstanding under the 2000 Plan.

Activity under the 1993 Plan, the Director Plan and the 2000 Plan was as follows (in thousands except per share data):

	Shares Available For Grant	No. of Shares	Outstanding Price per Share	Total	Weighted Average Exercise Price Per Share
Balance at October 1, 1999	741	2,384		$14,045	$5.89

Additional shares reserved for issuance	695
Granted	(1,567)	1,567	$8.31-$24.13	17,370	$11.08
Exercised	—	(651)	$0.01-$17.13	(2,605)	$4.00
Canceled	481	(481)	$0.15-$24.13	(4,095)	$8.52

Balance at September 30, 2000	350	2,819		$24,715	$8.77

Additional shares reserved for issuance	1,736
Granted	(2,345)	2,345	$6.86-$11.86	19,753	$8.42
Exercised	—	(158)	$0.01-$ 9.56	(974)	$6.16
Canceled	542	(542)	$0.25-$19.86	(5,216)	$9.63

Balance at September 30, 2001	283	4,464		$38,278	$8.57

Additional shares reserved for issuance	824
Granted	(1,352)	1,352	$8.15-$16.60	13,085	$9.68
Exercised	—	(238)	$0.01-$14.94	(1,785)	$7.50
Canceled	462	(462)	$5.00-$19.88	(4,532)	$9.80

Balance at September 30, 2002	217	5,116		$45,046	$8.81

The options outstanding and currently exercisable by exercise price at September 30, 2002 are as follows (in thousands, except per share data):

Exercise Price	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01-$ 7.25	1,187	6.72	$5.91	828	$5.41
$ 7.44-$ 8.31	1,159	7.46	$8.16	468	$8.03
$ 8.44-$ 9.17	1,074	9.13	$8.64	50	$8.79
$ 9.25-$12.75	1,056	8.02	$9.72	481	$9.67
$13.34-$19.88	640	7.92	$14.11	355	$13.93

	5,116	7.81	$8.81	2,182	$8.37

At September 30, 2002, 2001 and 2000, options to purchase 2,181,952, 1,299,727 and 743,856 shares of Common Stock, respectively, were exercisable pursuant to the 1993 Plan, the Director Plan and the 2000 Plan, respectively with a weighted average cost of $8.37, $7.84 and $5.82, respectively.

The fair value of option grants related to the above plans is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for fiscal 2002, 2001 and 2000:

	2002	2001	2000
Risk-free interest rate	4.17%	3.66%	5.86%
Expected average life	6 years	5 years	5 years
Expected dividends	—	—	—
Expected volatility	97%	103%	93%

The weighted average fair value of options granted was $8.82 in fiscal 2002, $7.33 in fiscal 2001 and $10.28 in fiscal 2000.

In connection with the grant of options for the purchase of 96,200 shares of Common Stock to employees during the period from December 1996 through March 1997 and 15,000 shares of Common Stock to non-employees in January 1998, the Company recorded aggregate deferred compensation of approximately $281,000, representing the difference between the deemed fair value of the Common Stock and the option exercise price at the date of grant. Such deferred compensation is amortized over the vesting period relating to the options, of which approximately $8,000 were amortized in fiscal 2001 and $56,000 were amortized in fiscal 2000. As of September 30, 2001, the balance was fully amortized to Product Development and Sales and Marketing.

Employee Stock Purchase Plan

In November 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 600,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan provides for an automatic annual increase in the number of shares reserved for issuance under the Purchase Plan. On each anniversary date of the adoption of the Purchase Plan an amount equal to the lesser of (i) 200,000 shares, (ii) 1% of the outstanding shares on such date or (iii) a lesser amount as determined by the Board of Directors will be added to the shares available under the Purchase Plan. In November 2002, 168,980 incremental shares were reserved for issuance under the Purchase Plan. In November 2001, 165,325 incremental shares were reserved for issuance under the Purchase Plan. In November 2000, 147,714 incremental shares were reserved for issuance under the Purchase Plan. In November 1999, 140,278 incremental shares were reserved for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s Common Stock at either the first day of each offering period or the date of purchase. As of September 30, 2002, 706,500 shares had been issued under the Purchase Plan at an average price of $6.12 per share.

The estimated fair value of purchase rights under the Company’s Purchase Plan is determined using the Black-Scholes pricing model with the following assumptions for fiscal 2002, 2001 and 2000:

	2002	2001	2000
Risk-free interest rate	2.17%	4.47%	5.36%
Expected average life	0.57 years	1.07 years	1.35 years
Expected dividends	—	—	—
Expected volatility	100%	100%	98%

The weighted average per share fair value of purchase rights under the Purchase Plan was $4.39 during fiscal 2002, $4.26 during fiscal 2001 and $3.59 during fiscal 2000.

Stock Compensation

The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for options granted under the 1993 Plan, the Director Plan, the 2000 Plan or the Purchase Plan. Had compensation expense been determined at the fair value on the grant dates for awards under the plans consistent with the method of SFAS 123, the Company’s net income/(loss) in fiscal 2002, 2001 and 2000 would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	Years ended September 30,
	2002	2001	2000
Net income/(loss)
As reported	$2,115	($13,972)	$1,082
Pro forma	($7,176)	($21,304)	($2,756)
Net income/(loss) per share
As reported
Basic income/(loss) per share	$0.13	($0.88)	$0.08
Diluted income/(loss) per share	$0.12	($0.88)	$0.07
Pro forma
Basic income/(loss) per share	($0.43)	($1.33)	($0.19)
Diluted income/(loss) per share	($0.43)	($1.33)	($0.19)

The effects of SFAS No. 123 on pro forma disclosures of net income/(loss) and net income/(loss) per share for fiscal 2002, 2001, and 2000 are not likely to be representative of the pro forma effects on net income and earnings per share in future years.

NOTE 12. INTEREST AND OTHER (EXPENSE) INCOME

Interest and other (expense) income were comprised of the following (in thousands):

	Years ended September 30,
	2002	2001	2000
Interest income	$910	$2,343	$2,996
Other (expense) income	(68)	224	(51)
Provision for unused leased facility	(1,219)	(1,341)

Total interest and other (expense) income	($377)	$1,226	$2,945

The Company continues to lease its previous facility in Sunnyvale under a non-cancelable lease that expires in 2004. The Company is actively seeking a sub-tenant for this building. As a result of this continuing obligation, the Company accrued a loss of $1.3 million for the unused leased facility in fiscal 2001, consisting of $230,000 in non-cash charges for the write-off of leasehold improvements and $1.1 million for the anticipated loss on subleasing the facility, including the estimated commission expense relating to the sublease. During fiscal 2002, the Company was unable to sublease this building and as a result, recorded an additional $1.2 million loss. At September 30, 2002, the loss accrued for this unused facility aggregated $1.1 million. Leased facility costs paid and utilized against the provision amounted to $1.1 million in fiscal 2002 and $434,000 in fiscal 2001. Should rental rates continue to decrease, and should it take longer than expected to sub-lease this facility, the actual loss may exceed the accrued loss at September 30, 2002.

NOTE 13. INCOME TAXES

The provision/(benefit) for income taxes were comprised of the following (in thousands):

	Years ended September 30,
	2002	2001	2000
Federal:
Current	$98	$—	$148
Deferred	—	3,483	(175)

	98	3,483	(27)
State:
Current	—	—	—
Deferred	—	292	—

	—	292	—
Foreign:
Current	242	393	560

Total	$340	$4,168	$533

The Company’s effective tax rate on pretax income/(loss) differed from the U.S. federal statutory regular tax rate as follows:

	Years ended September 30,
	2002	2001	2000
Provision/(benefit) at U.S. federal statutory rate	34.0%	(34.0%)	34.0%
State tax, net of federal benefit	5.8	(5.8)	5.8
Research and development credits	(28.5)	(3.5)	(11.0)
Tax exempt interest	—	—	—
Change in valuation allowance	1.3	86.0	—
Other	0.4	(0.2)	4.2

Effective tax rate	13.0%	(42.5%)	33.0%

Temporary differences and carryforwards that gave rise to significant portions of deferred tax assets and liabilities as of September 30 were as follows (in thousands):

	2002	2001
Deferred Tax Assets:
Current:
Net operating losses	$128	$416
Deferred revenue	667	1,281
Accruals and reserves	1,024	898
Other credits	59	59

	1,878	2,654

Non current:
Research and development credits	1,664	1,081
Accruals and reserves	—	67
Foreign tax credits	1,342	1,099
Depreciation and amortization	3,872	3,455

	6,878	5,702

Deferred Tax Liabilities:
Current:
Accrual to cash conversion	—	(499)

	—	(499)

Less: Valuation allowance	(8,756)	(8,356)

Net deferred tax asset (liability)	$—	$(499)

As of September 30, 2002, the Company had federal and state net operating loss carryforwards (“NOLs”) of approximately $376,000 and $0, respectively, available to offset future taxable income. The Company had federal and state credits of $2.6 million and $663,000, respectively. The net operating loss and credit carryforwards expire between 2003 and 2022 if not utilized. Under current tax rules, the amounts of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating loss that the Company may utilize in any year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

The Company established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of the benefit of such assets. Management periodically evaluates the recoverability of the deferred tax assets and will recognize the tax benefit only as reassessment demonstrates they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

NOTE 14. NET INCOME (LOSS) PER SHARE

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows (in thousands, except per share amounts).

	Years ended September 30,
	2002	2001	2000
Net income (loss)	$2,115	($13,972)	$1,082

Weighted-average shares - Basic	16,716	15,965	14,334
Effect of dilutive potential common shares	1,275	—	1,122

Weighted- average shares - Diluted	17,991	15,965	15,456

Net income (loss) per share - Basic	$0.13	($ 0.88)	$0.08

Net income (loss) per share - Diluted	$0.12	($ 0.88)	$0.07

Employee stock options to purchase approximately 3,840,315 shares in fiscal 2002, 4,463,762 shares in fiscal 2001 and 118,958 shares in fiscal 2000 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive.

NOTE 15. SEGMENT REPORTING

The Company has adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Although the Company offers various IP components and services to its customers, the Company does not manage its operations by these IP components and services, but instead views the Company as one operating segment when making business decisions. The Company does not manage its operations on a geographical basis. Revenue attributed to the United States and to all foreign countries is based on the geographical location of the customer. The Company uses one measurement of profitability for its business.

The distribution of revenue by geographic area are summarized as follows (in thousands):

	Years ended September 30,
	2002	2001	2000
Revenue from Unaffiliated Customers:
Asia - Taiwan	$16,546	$8,644	$8,656
Asia - Japan	1,882	6,396	4,601
Asia - Other	7,087	1,779	1,971

Asia Total	25,515	16,819	15,228
United States and Canada	9,271	7,816	2,785
Europe	2,460	1,122	2,279

	$37,246	$25,757	$20,292

The distribution of long-term assets by geographic region are summarized as follows (in thousands): F-22

	September 30,
	2002	2001
Long-Term Assets, Net:
United States	$20,609	$22,849
Other	18	11

	$20,627	$22,860

Revenue from individual customers equal to 10% or more of our total revenues was as follows:

	Years ended September 30,
	2002	2001	2000
	Percent	Percent	Percent
A.	39%	26%	35%
B.	—	—	12%
C.	—	—	10%
D.	—	12%	—

NOTE 16. BENEFIT PLAN

The Company sponsors a 401(k) profit sharing plan (the “401(k) Plan”) for substantially all employees. The
401(k) Plan provides for profit sharing contributions to be made at the discretion of the Company’s Board of Directors. The Company did not elect to make a profit sharing contribution for fiscal 2002, 2001 or 2000.

The 401(k) Plan also provides for elective employee salary reduction contributions and Company matching of employees’ contributions. Employees may contribute up to 20% of elective compensation. The Company’s matching contribution is at the discretion of the Company’s Board of Directors. The Company’s matching contributions were $267,000 in fiscal 2002, $169,000 in fiscal 2001 and $165,000 in fiscal 2000.

NOTE 17. SUBSEQUENT EVENTS

In October 2002, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock of the Company in the open market or negotiated transactions. Under the program, up to $5 million of the Company’s common stock could be reacquired through October 24, 2003.

On October 21, 2002, the Company announced a definitive agreement to acquire NurLogic, a privately held technology firm headquartered in San Diego, California. NurLogic supplies high-performance mixed signal and communications IP to the semiconductor industry. Under the terms of the agreement, the Company expects to acquire NurLogic for consideration of approximately $21 million consisting of cash and stock. The acquisition is expected to close in the second quarter of fiscal 2003.

ARTISAN COMPONENTS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write Off	Balance at End of Period

Allowance for Doubtful Accounts:
September 30, 2000	746	—	(461)	285
September 30, 2001	285	370	—	655
September 30, 2002	655	(342)	(33)	280

Deferred Tax Valuation Allowance:
September 30, 2001	—	8,356	—	8,356
September 30, 2002	8,356	400	—	8,756

Provision for unused leased facility:
September 30, 2001	—	1,341	(434)	907
September 30, 2002	907	1,219	(1,064)	1,062

S-1