Form 10-Q
period 2002-12-31
ARTISAN COMPONENTS INC
filed 2003-02-14
CIK 1048982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-23649

ARTISAN COMPONENTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0278185 (I.R.S. Employer Identification Number)

141 Caspian Court

Sunnyvale, California 94089

(Address of principal executive offices)

Telephone Number (408) 734-5600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).  YES  ☒    NO  ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of March 28, 2002 was $241.9 million. As of January 31, 2003 there were 17,524,726 shares of the Registrant’s Common Stock outstanding.

ARTISAN COMPONENTS, INC.

Form 10-Q

ARTISAN COMPONENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2002	September 30, 2002
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$25,981	$29,159
Marketable securities	28,765	23,085
Accounts receivable, net	12,055	7,232
Prepaid expenses and other current assets	2,275	2,345

Total current assets	69,076	61,821
Property and equipment, net	4,142	3,499
Goodwill	13,741	13,741
Intangible assets, net	1,779	2,271
Other assets	1,977	1,116

Total assets	$90,715	$82,448

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$952	$861
Accrued liabilities	5,309	4,081
Deferred revenue	8,048	5,924

Total current liabilities	14,309	10,866
Deferred revenue	810	812
Other liabilities	872	1,610

Total liabilities	15,991	13,288

Stockholders’ equity
Common Stock, $0.001 par value:
Authorized: 50,000; Issued and outstanding: 17,313 and 16,898 shares at December 31, 2002 and September 30, 2002, respectively	17	17
Additional paid in capital	80,569	77,170
Accumulated deficit	(5,862)	(8,027)

Total stockholders’ equity	74,724	69,160

Total liabilities and stockholders’ equity	$90,715	$82,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTISAN COMPONENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended December 31,
	2002	2001
	(unaudited)
Revenue:
License	$11,969	$5,599
Net royalty	2,015	1,969

Total revenue	13,984	7,568

Costs and expenses:
Cost of revenue	3,906	1,581
Product development	2,935	2,902
Sales and marketing	3,104	2,044
General and administrative	1,395	608
Amortization of purchased intangible assets	492	492

Total costs and expenses	11,832	7,627

Operating income (loss)	2,152	(59)
Interest and other income, net	203	256

Income before provision for income taxes	2,355	197
Provision for income taxes	190	79

Net income	$2,165	$118

Net income per share:
Basic	$0.13	$0.01

Diluted	$0.11	$0.01

Shares used in computing net income per share:
Basic	17,103	16,525
Diluted	18,857	17,754

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTISAN COMPONENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended December 31,
	2002	2001
	(unaudited)
Cash flows from operating activities:
Net income	$2,165	$118
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	985	1,134
Changes in assets and liabilities:
Accounts receivable, net	(4,823)	(4,913)
Prepaid expenses and other assets	(791)	97
Accounts payable	91	36
Accrued liabilities	1,228	(1,097)
Deferred revenue	2,122	1,145
Other liabilities	(738)	151

Net cash provided by (used in) operating activities	239	(3,329)

Cash flows from investing activities:
Purchase of property and equipment	(1,136)	(574)
Purchase of marketable securities	(19,030)	(5,582)
Proceeds from the sale of marketable securities	13,350	1,964

Net cash used in investing activities	(6,816)	(4,192)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,399	683

Net cash provided by financing activities	3,399	683

Net decrease in cash and cash equivalents	(3,178)	(6,838)
Cash and cash equivalents, beginning of period	29,159	31,592

Cash and cash equivalents, end of period	$25,981	$24,754

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

The accompanying unaudited condensed consolidated financial statements of Artisan have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The September 30, 2002 fiscal year end balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003 or any other future period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended September 30, 2002 included in the Company’s Annual Report on Form 10-K as filed with the SEC.

2. USE OF ESTIMATES

The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, goodwill impairment, contingencies, restructuring costs and other special charges and taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

3. NET INCOME PER SHARE:

Basic and diluted net income per share are computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”). Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potentially dilutive common shares that were outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities exercisable into or convertible to our common stock were exercised or converted to common stock. Dilutive potential common shares are not included during periods in which the Company experienced a net loss, as the impact would be anti-dilutive.

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2002	2001
Net income	$2,165	$118

Weighted average shares—Basic	17,103	16,525
Effect of dilutive potential common shares	1,754	1,229

Weighted average shares—Diluted	18,857	17,754

Net income per share
Basic	$0.13	$0.01

Diluted	$0.11	$0.01

Employee stock options to purchase approximately 207,000 shares for the three months ended December 31, 2002 and 521,000 shares for the three months ended December 31, 2001 were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a material impact on its financial position and results of operations. SFAS 146 is applied prospectively upon adoption and, as a result, does not impact the Company’s current financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not believe that the adoption of FIN 45 will have a material impact on its financial position and results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe that the adoption of EITF 00-21 will have a material impact on its financial position and results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company does not believe that the adoption of SFAS 148 will have a material impact on its financial position and results of operations.

5. COMPREHENSIVE INCOME:

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

The distribution of revenue by geographic area is summarized as follows (in thousands):

	Three months ended December 31,
	2002	2001
Revenue from Unaffiliated Customers:
Asia—Taiwan	$3,412	$3,967
Asia—Japan	674	353
Asia—Other	3,104	1,339

Asia Total	7,190	5,659
United States and Canada	4,726	1,194
Europe	2,068	715

	$13,984	$7,568

The distribution of long-term assets by geographic region is summarized as follows (in thousands):

	December 31, 2002	September 30, 2002
Long-Term Assets, Net:
United States	$21,622	$20,609
Other	17	18

	$21,639	$20,627

The Company has been dependent on a relatively small number of customers for a large portion of its total revenue, although the customers comprising this group have changed from time to time. Revenue from individual customers equal to 10% or more of our total revenue was as follows:

	Three months ended December 31,
	2002	2001
	Percent	Percent
A.	22%	44%
B.	22%	—
C.	11%	—
D.	10%	—
E.	—	13%

7. DEFINITIVE AGREEMENT TO ACQUIRE NURLOGIC DESIGN, INC.

On October 21, 2002, the Company announced a definitive agreement to acquire NurLogic Design, Inc., a privately held technology firm headquartered in San Diego, California. NurLogic supplies high-performance mixed signal and communications IP to the semiconductor industry. Under the terms of the agreement, the Company expects to acquire NurLogic for consideration of approximately $21 million consisting of cash and stock. In addition, the Company expects to issue options to purchase common stock of the Company in exchange for options to purchase NurLogic common stock. Such exchange will be accounted for at fair value upon the closing of the acquisition. The acquisition is expected to close in the second quarter of our fiscal 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Interim Financial Statements and the Notes thereto included elsewhere herein and the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended September 30, 2002 as filed with the Securities and Exchange Commission. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements can often be identified by the use of forward-looking words such as “may,” “will,” “could,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project,” or other similar words. We undertake no obligation to revise or update any such forward-looking statements.

OVERVIEW

We are a leading provider of physical intellectual property, or IP, components for the design and manufacture of complex integrated circuits. Our embedded memory, standard cell and input/output components are designed to optimize performance, density, power and yield for a given manufacturing process. Our IP components have been characterized in silicon which enables designers to reduce the risk of design failure and to gain valuable time to market.

Our IP components are designed to enable semiconductor manufacturers to achieve the best combination of performance, density, power and yield for a given manufacturing process. We provide a layer of reliable IP components that help ensure that integrated circuits will work to specification before they are manufactured. This process interface layer is important since every integrated circuit design must be mapped into a specific manufacturing process to achieve targeted performance and yield. We believe that integrated circuit designers view optimized IP components as an important link between the design of an integrated circuit and the manufacturing process and that they require manufacturers to use our products as a result. Users of our products include:

➢	foundries, such as Taiwan Semiconductor Manufacturing Company, or TSMC, and United Microelectronics Corporation, or UMC, which are independent fabrication facilities;

➢	integrated device manufacturers, such as International Business Machines, or IBM, which are semiconductor companies that design and fabricate their own products;

➢	application specific integrated circuit vendors, such as NEC Corporation Ltd.;

➢	fabless semiconductor companies, such as NVIDIA Corporation and ATI Technologies Inc., which are semiconductor companies that do not have their own fabrication facilities but use our products in their designs; and

➢	system manufacturers, such as Sharp Corporation and National Semiconductor Corporation, which are integrated companies that design and manufacture integrated circuits for use in their electronic products.

We license our products on a nonexclusive, worldwide basis to major integrated circuit manufacturers and grant these manufacturers the right to distribute our products to their internal design teams and to their integrated circuit design customers. We charge manufacturers a license fee that gives them the right to manufacture integrated circuits containing products we have developed for their manufacturing process. In addition, manufacturers agree to pay us royalties based on the selling prices of integrated circuits or wafers containing our IP components. A portion of such royalty payments is then credited to the manufacturer’s account to be applied against future license fees, if any, payable by such manufacturer.

For most of our integrated circuit manufacturing customers, we distribute and license all of our products to the integrated circuit design companies that use such manufacturers to produce their designs. We have licensed our products to over 1,000 companies involved in circuit design. We make the core set of our product libraries available to licensed integrated circuit designers at no charge. We also provide customized IP component products and services to our licensed customers on a separate fee basis.

SOURCES OF REVENUE

The license of our products to an integrated circuit manufacturer typically involves a sales cycle of three to nine months and often coincides with a customer’s migration to a new manufacturing process. Our contracts with customers generally require them to pay a license fee to us ranging from approximately $250,000 to $650,000 for each product delivered under a contract. Generally, our license contracts involve multiple products. Throughout the production cycle, customers may request recharacterizations for derivative processes that result in additional license revenue. Our contracts generally require payment of a portion of the license fees upon signing of the contract with the final payment due within 30 to 60 days after delivery, which generally takes six to nine months from the contract signing date.

We have been dependent on a relatively small number of customers for a substantial portion of our revenue, although the customers comprising this group have changed from time to time. For the three months ended December 31, 2002, IBM accounted for 22% of total revenue, TSMC accounted for 22% of total revenue, Tower Semiconductor Corporation, or Tower, accounted for 11% of total revenue and Silterra Malaysia Sdn. Bhd., or Silterra, accounted for 10% of total revenue. For the three months ended December 31, 2001, TSMC accounted for 44% of total revenue and Chartered Semiconductor Manufacturing Ltd., or Chartered, accounted for 13% of total revenue. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing our products.

We derive a substantial majority of our total revenue from license fees associated with the sale of licenses, including support and maintenance fees. Together, these license, support and maintenance fees accounted for 86% of total revenue in the three months ended December 31, 2002 and 74% of total revenue in the three months ended December 31, 2001. We expect that license revenue will continue to account for a substantial portion of our total revenue for the foreseeable future.

We calculate royalty revenue based on the selling price of integrated circuits or wafers containing our IP components. License arrangements call for royalty reporting by each customer on either a per-chip or per-wafer basis. Given that we provide our products early in the customer’s integrated circuit design process, there is a delay of approximately three to four years between the time we deliver a product and the time we receive royalty revenue, if at all, when the semiconductors incorporating our products are manufactured and sold. In recent periods, we have established uniform royalty rates, calculated on the basis of the wafer selling prices, applicable to all new licensees. Prior to that, royalty rates varied among customers. In addition, our agreements with TSMC provide that royalty rates decline over the life of a given process geometry. Our success will depend, in part, on our ability to generate royalty revenue from a large number of designs and on many of these designs achieving substantial manufacturing volumes.

To date, a substantial portion of our net royalty revenue has been derived from one customer, TSMC, which accounted for 67% of net royalty revenue for the three months ended December 31, 2002 and 88% for the three months ended December 31, 2001. Net royalty revenue as a percentage of total revenue was 14% for the three months ended December 31, 2002 and 26% for the three months ended December 31, 2001.

Historically, a large portion of our total revenue has been generated from outside of the United States. International revenue as a percentage of our total revenue was approximately 66% for the three months ended December 31, 2002 and 84% for the three months ended December 31, 2001. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. As all of our sales are currently denominated in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets. We face increasing pressure from our customers in Europe to denominate our sales to such customers in Euro. We do not use derivative financial instruments for speculative or trading purposes. We have not historically engaged in any foreign currency hedging transactions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, assumptions and judgments including those related to revenue recognition, allowance for doubtful accounts, goodwill impairments, contingencies, restructuring costs and other special charges and taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities and our recognition of revenue that is not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Some of our most critical accounting policies are described in the following paragraphs:

REVENUE RECOGNITION

We follow specific and detailed guidelines in recognizing revenue in accordance with the provisions of AICPA Statement of Position 97-2, “Software Revenue

Recognition” as amended by Statement of Position 98-4 and Statement of Position 98-9, as well as Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts” and Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” However, our judgments may affect the application of our revenue recognition policy. Revenue in any given period is difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

We recognize and report revenue in two separate categories: license revenue and net royalty revenue. License revenue is comprised of license, maintenance and support fees. License fees are derived from the purchase of a license for our products. Maintenance fees are derived from maintenance contracts with our semiconductor manufacturing customers, which are generally purchased at the same time as a license for the product. Support fees are derived from arrangements with customers of our licensed semiconductor manufacturers to support the use of our libraries in their designs. Royalty revenue is derived from fees associated with selling prices of integrated circuits or wafers containing our IP components.

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

For licensed products which do not require significant customization of IP components, we generally recognize license revenue when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable.

For licensed products requiring significant customization of our IP components, we generally recognize license revenue using the percentage-of-completion method of accounting over the period that services are performed. For all license and service agreements accounted for under the percentage-of-completion method, we determine progress-to-completion based on actual direct labor hours incurred to date as a percentage of the estimated total direct labor hours required to complete the project. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. To date, these losses have not been significant. Costs incurred in advance of billings are recorded as costs in excess of related billings on uncompleted contracts. If the amount of revenue recognized exceeds the amounts received from customers, the excess amount is recorded as unbilled accounts receivable. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on our progress toward completion of projects in development. Significant management judgment and discretion is used to estimate total direct labor hours. Any changes in or deviation from these estimates could have a material effect on the amount of revenue recognized in any period.

For arrangements with multiple elements, such as product licenses and maintenance services, we allocate revenue to each element of a transaction based upon its fair value as determined in reliance on vendor specific objective evidence. Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those licensed products and services when sold separately and, for maintenance, is additionally measured by the renewal rate. If we cannot objectively determine the fair value of any undelivered element included in license arrangements, we defer revenue until all elements are delivered, services have been performed, or until fair value can objectively be determined. When the fair value of a license element has not been established, we use the residual method to record license revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

We derive maintenance fees from maintenance contracts, which are generally purchased by semiconductor manufacturers at the same time as a license for our products. Maintenance fees include telephone and email support and the right to receive unspecified upgrades on a when-and-if available basis. Maintenance contracts may generally be renewed on an annual basis. We recognize revenue for maintenance, based on vendor-specific objective evidence of fair value, ratably over the term of the maintenance period. We generally determine vendor-specific objective evidence of maintenance based on the stated fees for maintenance renewal set forth in the original license and first maintenance agreement.

We derive support fees from arrangements with integrated circuit designers to support the use of our libraries in their designs. Support fees include telephone and email support and the right to receive unspecified upgrades on a when-and-if available basis. We recognize support fees ratably over the support period. Support arrangements generally have a term of 12 months and may be renewed on an annual basis.

Royalty Revenue

We recognize royalty revenue based on royalty reports received from our customers, generally on a one quarter lag basis. According to contract terms, we credit a portion of each royalty payment back to the customer’s account for use as payment of license fees for future orders placed with us, if any. We report the remaining portion of the royalty as net royalty revenue. The amount of credits that can be earned by a customer is generally limited to the cumulative amount of orders placed by that customer for a given process technology. A customer has a limited time to use the credits before they expire, generally 18 months from the time royalties are earned. As a result, we defer any royalty revenue associated with our credit program until the customer purchases additional licenses or the credit expires, whichever is earlier. If the customer does not use the credits within the stated period, we record the amount of expired credits as net royalty revenue as we no longer have an obligation to provide any future products for the expired credits. Historically, customers have utilized substantially all credits to purchase our licensed products prior to expiration of the credits. When our customers use credits, we recognize such amounts as license revenue when our revenue recognition criteria have been met.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable and our historical experience. If a major customer’s creditworthiness were to deteriorate, or actual defaults were higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which could have an adverse impact on our operating results in the period. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue.

GOODWILL IMPAIRMENTS

On October 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and were required to analyze our goodwill for impairment. The determination of the value of goodwill requires management to make estimates and assumptions that affect our Condensed Consolidated Financial Statements. In assessing the recoverability of our goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances whenever events may indicate an impairment exists. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of goodwill.

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

ACCOUNTING FOR INCOME TAXES

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider historical taxable income, expectations and risks associated with our estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As of December 31, 2002, we recorded a full valuation allowance against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all or part of the deferred tax asset in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of any deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period that the determination was made.

ACQUISITIONS

On October 21, 2002, we announced a definitive agreement to acquire NurLogic Design, Inc., a privately held technology firm headquartered in San Diego, California. NurLogic supplies high-performance analog, mixed signal and communications IP to the semiconductor industry. Under the terms of the agreement, as amended, we expect to acquire NurLogic for consideration of approximately $21 million consisting of cash and stock. In addition, we expect to issue options to purchase our common stock in exchange for options to purchase NurLogic common stock. This exchange will be accounted for at fair value upon the closing of the acquisition. This acquisition will be accounted for under the purchase method of accounting and is expected to close in the second quarter of our fiscal 2003. Our acquisition of NurLogic is expected to result in a significant increase in our costs and expenses relating primarily to the increased headcount and amortization of purchased intangible assets. This acquisition will affect the comparability of our Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of total revenue:

	Three Months Ended December 31,
	2002	2001
Revenue:
License	85.6%	74.0%
Net royalty	14.4	26.0

Total revenue	100.0	100.0

Costs and expenses:
Cost of revenue	27.9	20.9
Product development	21.0	38.3
Sales and marketing	22.2	27.0
General and administrative	10.0	8.0
Amortization of purchased intangible assets	3.5	6.5

Total costs and expenses	84.6	100.8

Operating income (loss)	15.4	(0.8)
Interest and other income, net	1.5	3.4

Income before provision for income taxes	16.8	2.6
Provision for income taxes	1.3	1.0

Net income	15.5%	1.6%

Three Months Ended December 31, 2002 and 2001

Total Revenue

Total revenue increased $6.4 million, or 85%, to $14.0 million for the three months ended December 31, 2002, as compared to $7.6 million for the three months ended December 31, 2001, primarily due to an increase in license revenue from the sale of our memory products of $5.2 million and an increase in license revenue from the sale of our input/output products of $895,000. Gross royalty payments are calculated based on the selling price of integrated circuits or wafers containing our IP components. Gross royalties for the three months ended December 31, 2002 were $2.7 million. From this amount, $658,000 was credited to the customers’ accounts for use as payment of license fees for future orders, if any. The remaining portion of gross royalty revenue, or $2.0 million, was reported as net royalty revenue.

Cost of Revenue

Operating Expenses

Costs of revenue increased $2.3 million, or 147%, to $3.9 million for the three months ended December 31, 2002 as compared to $1.6 million for the three months ended December 31, 2001. Engineering efforts devoted to developing products as part of specific customer projects are recognized as cost of revenue. The absolute dollar increase in cost of revenue of $2.3 million for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001, was due to increased engineering hours allocated to revenue-generating projects of $2.2 million and increased use of outside services of $120,000.

Product development expenses.    Product development expenses increased $33,000, or 1%, to $2.9 million for the three months ended December 31, 2002 as compared to $2.9 million for the three months ended December 31, 2001. Engineering costs incurred for general development of our technology are charged to product development. Engineering costs are generally expensed as incurred. The absolute dollar increase in product development expenses of $33,000 for the three months ended December 31, 2002, as compared to the three months ended December 31, 2001, was due to an increase in headcount and personnel expenses of $1.1 million, increased computer and networking equipment maintenance expenses of $833,000, increased outside services of $219,000 and increased expenses in relation to establishing operations in India of $211,000, but was partially offset by increased engineering hours allocated to revenue generating projects of $2.2 million and decreased facilities expenses of $105,000. We expect that product development expenses will increase in absolute dollars.

Sales and marketing expenses.    Sales and marketing expenses increased $1.1 million, or 52%, to $3.1 million for the three months ended December 31, 2002 as compared to $2.0 million for the three months ended December 31, 2001. The absolute dollars increase in sales and marketing expenses of $1.1 million for the three months ended December 31, 2002, as compared with the three months ended December 21, 2001, was primarily attributable to increased headcount and personnel expenses of $493,000 and increased commission and travel expense of $582,000 related to higher license revenue.

General and administrative expenses.    General and administrative expenses increased $787,000, or 129%, to $1.4 million for the three months ended December 31, 2002 as compared to $608,000 for the three months ended December 31, 2001. The absolute dollar increase in general and administrative expenses of $787,000 for the three months ended December 31, 2002, as compared to the three months ended December 31, 2001, was due to increased headcount and personnel related expenses of $490,000, increased legal, accounting and other outside consulting expenses of approximately $220,000, increased travel expenses of $45,000 and increased facility costs of $31,000.

Amortization of purchased intangible assets.    Amortization of purchased intangible assets relating to our acquisition of certain assets of Synopsys’ physical library business in January 2001 was the same for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001.

Interest and other income, net.    Interest and other income, net decreased $53,000, or 21%, to $203,000 for the three months ended December 31, 2002 as compared to $256,000 for the three months ended December 31, 2001. The decrease of $53,000 reflected a lower rate of return on our investment portfolio.

Provision for income taxes.    We recorded a tax provision of $190,000 for the three months ended December 31, 2002 versus $79,000 for the three months ended December 31, 2001. The tax provisions for the three months ended December 31, 2002 and 2001 were the result of the alternative minimum tax and foreign withholding tax.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the three months ended December 31, 2002 of $239,000 was primarily attributable to net income of $2.2 million, a decrease in prepaid expenses and other assets of $791,000, an increase in accounts payable of $91,000, an increase in accrued liabilities of $1.2 million, an increase in deferred revenue of $2.1 million and non-cash charges of $985,000, but was partially offset by an increase in accounts receivable of $4.8 million and a decrease in other liabilities of $738,000. Net cash used in operating activities in the three months ended December 31, 2001 of $3.3 million was primarily attributable to an increase in accounts receivable of $4.9 million and a decrease in accounts payable and accrued liabilities of $1.1 million, but was partially offset by net income of $118,000, a decrease in prepaid expenses and other current assets of $97,000, an increase in deferred revenue of $1.1 million, and long-term liabilities of $151,000 and non-cash charges of $1.1 million. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including but not limited to, fluctuations in our operating results, accounts receivable collections and the timing of tax and other payments.

Net cash used in investing activities of $6.8 million in the three months ended December 31, 2002 was attributable to purchases of property and equipment of $1.1 million and purchases of investments of $19.0 million, but was offset by the sale of investments of $13.4 million. Net cash used in investing activities of $4.2 million in the three months ended December 31, 2001 was attributable to purchases of property and equipment of $574,000 and purchases of investments of $5.6 million, but was offset by the sale of investments of $2.0 million.

Net cash provided by financing activities was $3.4 million in the three months ended December 31, 2002 and $683,000 in the three months ended December 31, 2001. Net cash provided by financing activities in both periods consisted of proceeds from the issuance of common stock to employees upon the exercise of stock options.

On October 21, 2002, we announced a definitive agreement to acquire NurLogic. Under the terms of the agreement, as amended, we expect to acquire NurLogic for consideration of approximately $21 million consisting of cash and stock. In addition, we expect to issue options to purchase our common stock in exchange for options to purchase NurLogic common stock. This exchange will be accounted for at fair value upon the closing of the acquisition. This acquisition will be accounted for under the purchase method of accounting and is expected to close in the second quarter of our fiscal 2003. Our acquisition of NurLogic is expected to result in a significant increase in our costs and expenses relating primarily to the increased headcount and amortization of purchased intangible assets.

We intend to continue to invest heavily in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities and our international operations, the extent to which our existing and new products gain market acceptance, the costs and timing of future acquisitions, if any, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other IP rights and the level and timing of license and royalty revenue. We do not currently have any borrowing facilities. We believe that our current cash, cash equivalents and investment balances and any cash generated from operations and from potential future debt financing arrangements will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, from time to time, we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt, other than operating leases on our facilities. Additionally, we have not entered into any derivative contracts, nor do we have any synthetic leases. At December 31, 2002, we had no foreign currency contracts outstanding.

The following table represents our future commitments under minimum annual lease payments as of December 31, 2002:

Remainder of Fiscal 2003	$1,784
Fiscal 2004	2,426
Fiscal 2005	1,930
Fiscal 2006	2,007
Fiscal 2007 and thereafter	4,085

Total minimum annual lease payments	$12,233

We rent our current office facility in Sunnyvale under a non-cancelable operating lease that expires in 2008. Under the terms of the lease, we are responsible for a proportionate amount of taxes, insurance and common area maintenance costs. We continue to lease our previous office facility in Sunnyvale under a non-cancelable lease that expires in September 2004. We are actively seeking a sub-tenant for this building. As a result, at December 31, 2002 and 2001 we have an accrued loss of $809,000 and $347,000, respectively, for the anticipated loss on subleasing the facility, including the estimated commission expenses relating to the sublease. We also lease facilities for our sales and support offices in Paris, France and Tokyo, Japan, which expire in 2005 and 2004, respectively. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred, but not yet paid.

RELATED PARTY TRANSACTIONS

Morio Kurosaki, one of our directors, is a founder and a principal shareholder of Aisys Corporation and Aisys USA Inc., collectively referred to here as Aisys, and served as a director and managing general partner of Aisys until June 2002. Aisys provides services to us in Asia consisting of sales representation, advisory and employee administrative services. During fiscal 2001, we paid Aisys $24,000 for sales representation, $42,000 in advisory fees and $30,000 in office services fees. During fiscal 2002, we paid Aisys $24,000 for sales representation, $42,000 in advisory fees and $28,500 in office services fees. In addition, we paid Aisys commissions of $157,250 and $116,141 on sales generated during fiscal 2001 and 2002, respectively. The audit committee of our board of directors, with Mr. Kurosaki abstaining, approved the transactions with Aisys.

Mark R. Templeton, our President and Chief Executive Officer, provided limited advisory services to IT-Farm Corporation between January 2002 and January 2003. These advisory services did not involve any compensation matters. Mr. Kurosaki serves as president and chief executive officer of IT-Farm. Mr. Templeton did not receive any compensation for the services.

In August 2001, we signed a lease agreement for our new headquarters located at 141 Caspian Court, Sunnyvale, California. We used the services of Bristol Commercial Brokerage to identify suitable locations and facilitate the final lease agreement. Bristol is owned and operated by Mr. Rod Templeton, the father of our president and chief executive officer, Mark R. Templeton. In consideration for a reduced base rental lease rate, we agreed to pay the brokerage fees and/or commissions due in connection with the lease agreement. As a result, Bristol received $284,000 for its services and as a commission on the total lease amount. We paid $142,000 in September 2001 and $142,000 in January 2002. Bristol is also acting as our agent in marketing and subleasing our prior building at 1195 Bordeaux Drive, Sunnyvale, California and will receive compensation from us for only if Bristol is the procurement agent. As of December 31, 2002, these premises remained unleased. Our board of directors approved these transactions between Bristol and us, with Mr. Templeton abstaining.

Wilson Sonsini Goodrich & Rosati, Professional Corporation, or WSGR, is a law firm that has provided legal services to us since 1991. For the year ending September 30, 2002, we paid WSGR $333,295 in legal fees. Robert P. Latta, a nominee for our board of directors, is a member of WSGR. We anticipate that WSGR will continue to provide legal services to us.

We believe that the transactions set forth above were made on terms no less favorable to us than could have been obtained from an unaffiliated third party.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit

an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not believe that the adoption of SFAS 146 will have a material impact on our financial position, results of operations or cash flows. SFAS 146 is applied prospectively upon adoption and, as a result, does not impact our current financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not believe that the adoption of FIN 45 will have a material impact on our financial position, results of operations or cash flows.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of EITF 00-21 will have a material impact on our financial position and results of operations.

In December 2002, the FASB issued SFAS 148 (“SFAS 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We do not believe that the adoption of SFAS 148 will have a material impact on our financial position and results of operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The following lists some, but not all, of the risks and uncertainties which may have a material and adverse effect on our business, financial condition or results of operations. The risks and uncertainties set out below are not the only risks and uncertainties we face. If any of the material risks or uncertainties we face were to occur, the trading price of our securities could decline.

Risks related to our business

Our quarterly operating results may fluctuate, which could cause our stock price to decline

Our operating results have fluctuated in the past as a result of a number of factors including:

➢	fluctuations in the demand for semiconductors and end user products that incorporate semiconductors;

➢	our ability to develop, introduce and market new products and product enhancements before our competitors;

➢	the relatively large size and small number of customer orders we receive during a given period;

➢	the timing of customer orders, including the capital budgeting and purchasing cycles of our customers;

➢	the length of our sales cycle;

➢	the gain or loss by us of a large semiconductor manufacturing customer or the gain or loss by such customer of a major order of chips containing our IP components;

➢	delays in the design process due to changes by a customer to its order after it is placed;

➢	the accuracy of our estimates for project completion costs, which estimates involve significant management judgment and discretion; and

➢	our progress on contracts that are recognized as revenue on a percentage-of-completion basis, which represent a substantial majority of our contracts and have completion periods of six to nine months.

Our future revenue may fluctuate from quarter to quarter and on an annual basis as a result of these and other factors. Our expense levels are based in part on our expectations regarding future revenue. If revenue is below our expectations in any quarter and we are not able to adjust spending in a timely manner, the negative effect of such shortfall may be increased. We intend to continue our investment in product development as well as in product promotion, licensing and support programs in an effort to maximize the growth of future revenue. Accordingly, it is likely that in some future quarters our expenses will represent a greater than expected percentage of our revenue, causing our operating results to fall below the expectations of public market analysts and investors, which could cause our stock price to decline, perhaps substantially.

We have incurred operating losses in recent periods and may be unable to maintain profitability

Although we were profitable for the three months ended December 31, 2002, we incurred net operating losses in the first six months of fiscal 2002, as well as in fiscal 2001 and fiscal 1999. If our revenue in future periods increases more slowly than we expect, or not at all, we may not maintain profitability.

In addition, most of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. We expect to continue to incur significant expenses in connection with product development, operational and administrative activities and expansion of our sales and marketing efforts. As a result, we will need to increase revenue to maintain profitability. We may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to maintain profitability, our business and financial condition would suffer, we could lose the benefit of tax credits and other deferred tax assets and our stock price could decline.

Our sales cycle is unpredictable and may be more than 12 months, so we may fail to adequately adjust our resources and expenses to anticipated or actual demand in any given period or meet market expectations

The license of our products typically involves a significant commitment of capital by the customer and a purchase will often be timed to coincide with a customer’s migration to a new manufacturing process. Potential customers generally commit significant resources to an evaluation of available IP or IP solutions and require that we expend substantial time, effort and resources to educate them about the value of our products. Despite these efforts, potential customers may select an alternate solution or delay or forego a license of our products. As a result, the sales cycle for our products is long, typically ranging from three to nine months, and may in some cases be more than 12 months. Our ability to forecast the timing and scope of specific sales is limited. If we were to experience a delay in our orders, it could harm our ability to meet our forecasts or investors’ expectations for a given quarter and ultimately result in a decrease in our stock price.

Once we receive and accept an order for a customized product from a customer, we must commit significant resources to customizing our products for the customer’s manufacturing process. We generate a substantial majority of our license revenue from customized products. This customization is complex and time consuming and is subject to a number of risks over which we have little or no control. These risks include the customer’s alterations of its manufacturing process or the timing of its migration to a new process. Typically, this customization, once started, takes from six to nine months to complete and any delays due to inadequate staffing or for other reasons may cause us to lose or defer revenue recognition. If we fail to adequately adjust our resources and expenses to meet actual demand and actual revenue, our business may suffer. If anticipated orders fail to materialize, we may be unable to reduce our resources and expenses in time and our operating results could suffer. In addition, where customer orders exceed our anticipated demand, we may be unable to deliver customized products in time to meet our customer’s requirements. Any such delays in product customization and delivery, whether due to capacity constraints or otherwise, give rise to the risk of cancellation or alteration of customer orders.

Because we rely on a relatively small number of customers for a large portion of our revenue, our revenue could decline if our existing customers do not continue to purchase and use our products

We have been dependent on a relatively small number of customers for a large portion of our total revenue, although the customers comprising this group have changed from time to time. For the three months ended December 31, 2002, IBM accounted for 22% of total revenue,

TSMC accounted for 22% of total revenue, Tower Semiconductor Corporation, or Tower, accounted for 11% of total revenue and Silterra Malaysia Sdn. Bhd., or Silterra, accounted for 10% of total revenue. For the three months ended December 31, 2001, TSMC accounted for 44% of total revenue and Chartered Semiconductor Manufacturing Ltd., or Chartered, accounted for 13% of total revenue. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future. The companies considered to be our major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs produced that utilize our products.

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

TSMC, one of our largest customers, has announced that it intends to more aggressively supply internally developed IP components for its manufacturing processes to integrated circuit designers through multiple library and electronic design automation tool partners, including our competitors. TSMC has substantially greater financial, manufacturing and other resources, name recognition and market presence than us and the internal design group at TSMC has greater access to technical information about TSMC’s manufacturing processes. Distribution partners, selected by TSMC, such as Cadence Design Systems, Inc., Magma Design Automation, Inc., and Virage Logic Corporation, may have greater resources, name recognition and distribution networks than us. If TSMC is successful in supplying IP components to third parties either directly or through distribution arrangements with other companies, our revenue and operating results could be negatively affected.

We have relied and expect to continue to rely on royalties as a key component of our business model and if we fail to realize expected royalties our business will suffer

Royalty payments are calculated based on the selling price of integrated circuits or wafers containing our IP components. We believe that our long-term success is substantially dependent on future royalties. We face risks inherent in a royalty-based business model, such as the rate of incorporation of our IP components into semiconductor designs, the rate of adoption of our IP components by semiconductor manufacturers, and the demand for products incorporating these integrated circuits. Additionally, our ability to forecast and realize royalty revenue is limited by factors that are beyond our control. These factors include the timing of the manufacture of royalty-bearing integrated circuits or wafers, the price charged by semiconductor manufacturers to their customers for royalty-bearing integrated circuits or wafers, and the quantity of royalty-bearing integrated circuits or wafers ordered and actually manufactured. On a period-to-period basis, net royalty revenue as a percentage of our total revenue may vary significantly. Net royalty revenue as a percentage of our total revenue was 14% for the three months ended December 31, 2002 and 26% for the three months ended December 31, 2001.

There is significant delay and uncertainty between the delivery of our IP components and the generation of royalty revenue. In addition to the factors described above, this delay and uncertainty is due to the delivery and application of our products early in the integrated circuit design process and delays in our recognition of royalty revenue. The time between the delivery of our IP components to a customer and the manufacture in volume of semiconductors containing our products may be three years or longer. Thus, we cannot anticipate the impact of royalty payments on our financial results when we negotiate royalty agreements. We recognize royalty revenue in the quarter in which we receive a royalty report from a customer, provided that other conditions to revenue recognition have been satisfied. As a result, our recognition of royalty revenue typically lags behind the quarter in which the related chip is sold by our customer by at least one quarter. We cannot be certain that our business strategy will be successful in expanding the number of royalty bearing contracts with customers, nor can we be certain that we will receive significant royalty revenue in the future.

TSMC accounted for 67% of our net royalty revenue in the three months ended December 31, 2002 and 88% of our net royalty revenue in the three months ended December 31, 2001. Our agreements with TSMC provide that royalty rates decline over the life of a given process. As a result, our net royalty revenue may decline if TSMC continues to represent a substantial majority of our net royalty revenue.

We also face risks relating to the accuracy and completeness of the royalty collection process. Our ability to generate royalty revenue depends, in part, on our ability to negotiate, structure, monitor and enforce agreements for the determination and payment of royalties. We have only limited experience and systems in place to conduct reviews of the accuracy of the royalty reports we receive from our licensees. We have the right to audit the records of semiconductor manufacturers who license our products to help ensure the integrity of their royalty reporting systems; however, these audits may only be conducted periodically and may be at our expense. We cannot be certain that the costs incurred by us in conducting these audits will not exceed the royalties that result from these efforts.

We continue to experience intense competition from other IP component providers, semiconductor manufacturers and electronic design automation companies, and this competition could negatively affect our business and our revenue

Our strategy of targeting semiconductor manufacturers and integrated circuit design companies that participate in, or may enter, the system-on-a-chip market requires us to compete in intensely competitive markets. We face significant competition from third party IP component providers, such as DOLPHIN Integration SA, Faraday Technology Corporation, LEDA Systems, Inc., Monolithic System Technology, Inc., TriCN, Inc., VeriSilicon Microelectronics (Shanghai) Co., Ltd., Virage Logic Corporation and Virtual Silicon Technology, Inc., and from the internal design groups of semiconductor manufacturers, such as TSMC. In addition, we face competition from small consulting firms and design companies that operate in the library segment of the market and offer a limited selection of specialized IP components.

We face significant competition from the internal design groups of semiconductor manufacturers that have expanded their manufacturing capabilities and portfolio of IP components to participate in the system-on-a-chip market. Semiconductor manufacturers that license our products have historically had their own internal IP component design groups. These design groups continue to compete with us for access to the parent’s IP component requisitions and, in some cases, compete with us to supply IP components to third parties on a merchant basis. IP components developed by internal design groups are designed to utilize the qualities of their own manufacturing process, and may therefore benefit from certain capacity, informational, cost and technical advantages. If internal design groups expand their product offerings to compete directly with our products or actively seek to participate as vendors in the IP component market, our revenue and operating results could be negatively affected.

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

Our ability to compete successfully in the market for IP components will depend upon numerous factors, many of which are beyond our control including, but not limited to:

➢	continued market acceptance of products using system-on-a-chip integrated circuits and industry and general economic conditions;

➢	our ability to implement new designs at smaller process geometries;

➢	our ability to protect our IP;

➢	access to adequate electronic design automation tools, many of which are licensed from our current or potential competitors;

➢	access to adequate technical information from semiconductor manufacturers, many of which are actual or potential competitors;

➢	the price, quality and timing of our new product introductions and those of our competitors;

➢	the emergence of new IP component interchangeability standards;

➢	the widespread licensing of IP components by semiconductor manufacturers or their design groups to third party manufacturers;

➢	market acceptance of our IP components; and

➢	success of competitive products.

Recent growth in customer demand has strained our resources

In the last half of fiscal 2002 and the first quarter of fiscal 2003 we experienced an increase in customer orders that has placed a strain on our product customization resources and lengthened the time it takes for us to deliver customized products to our customers. While we have increased and intend to continue to increase our engineering capacity, we cannot be certain that our capacity will match demand in future periods. Contracts for customized products are recognized as revenue on a percentage-of-completion basis. Our revenue recognition and cost management practices are based on estimates for project completion costs and costs incurred to date. Accordingly, if there are delays in product customization, our operating results could suffer.

If we fail to enhance our IP components and develop and introduce new products on a timely basis, we may not be able to address the needs of our customers, our technology may become obsolete and our results of operations may be harmed

Our customers compete in the semiconductor industry, which is subject to rapid technological change, frequent introductions of new products, short product life cycles, changes in customer demands and requirements and evolving industry standards. The development of new manufacturing processes, the introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, our future success will depend on our ability to continue to enhance our existing products and to develop and introduce new products that satisfy increasingly sophisticated customer requirements and that keep pace with new product introductions, emerging manufacturing process technologies and other technological developments in the semiconductor industry. If we fail to anticipate or adequately respond to changes in manufacturing processes or customer requirements, or if we experience significant delays in product development, our business and operating results may be negatively affected. We cannot be certain that we will avoid difficulties that could delay or prevent the successful introduction, development and sale of new or enhanced products or that such new or enhanced products will achieve market acceptance. If we do not satisfy our delivery commitments, then we could also be exposed to litigation or claims from our customers. Any such claim could have a material negative effect on our business, which could cause our stock price to decline.

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

We face risks from sales to foreign customers and foreign operations, which could reduce our operating results and harm our financial condition

Historically, a large portion of our total revenue has been derived from customers located outside of the United States. International revenue as a percentage of our total revenue was approximately 66% for the three months ended December 31, 2002 and approximately 84% for the three months ended December 31, 2001. Revenue from Taiwan as a percentage of our total revenue was approximately 24% for the three months ended December 31, 2002 and approximately 52% for the three months ended December 31, 2001. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. To date, all of our revenue from international customers has been denominated in US dollars. If our competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the US dollar, then we may experience fewer orders from international customers whose business is based primarily on the less expensive currency. We are facing increased pressure from our customers in Europe to denominate our sales to such customers in Euro. In addition, future dislocations with respect to international financial markets may materially affect our business.

We intend to expand our sales, marketing and design activities in Asia and Europe. We are currently establishing an engineering services and support facility in Bangalore, India. International expansion will result in increased costs and may not be successful, which could harm our business. Our expansion of international activity and dependence on customers outside the United States involves a number of risks including:

➢	the impact of possible recessions in economies outside the United States;

➢	political and economic instability, including such instability relating to North Korea and instability arising from relations between Taiwan and the People’s Republic of China;

➢	exchange rate fluctuations;

➢	longer accounts receivable collection periods and greater difficulty in accounts receivable collection;

➢	compliance with, and unexpected changes in regulatory requirements, which could prevent us from delivering our products into markets outside the United States;

➢	significant difficulties in enforcement of contractual rights, such as royalty rights, IP rights, such as infringement claims, and other legal rights;

➢	export license requirements;

➢	difficulties and costs of staffing and managing foreign operations; and

➢	tariffs and other trade barriers and potentially adverse tax consequences.

If we are unable to sustain or increase revenue derived from international customers or minimize the foregoing risks, our business may be materially and negatively affected, which could cause our stock price to decline.

International political instability may increase our cost of doing business and disrupt our business.

Increased international political instability, evidenced by the occurrence and threat of terrorist attacks, enhanced national security measures, sustained military action in Afghanistan, threatened military action in Iraq, strained international relations with North Korea, tensions between Taiwan and the People’s Republic of China and other conflicts in the Middle East and Asia, may halt or hinder our ability to do business, may increase our costs and may adversely affect our stock price. This increased instability may, for example, negatively impact the reliability and cost of transportation, negatively affect the desire of our employees and customers to travel, adversely affect our ability to obtain adequate insurance at reasonable rates, and require us to take extra security precautions for our domestic and international operations. In addition, this international political instability has had and may continue to have negative effects on financial markets, including significant price and volume fluctuations in securities markets. If this international political instability continues or escalates, our business and results of operations could be harmed and the market price of our common stock could decline.

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

Our historical growth and acquisitions have placed and future acquisitions might place a significant strain on our management systems and resources and we may be unable to effectively control our costs and implement our business strategies as a result

Our ability to license our products and manage our business successfully in a rapidly evolving market requires an effective planning and management process. Our historical growth, international expansion, acquisition of certain assets and personnel from Synopsys in January 2001 and our expected acquisition of NurLogic have placed, and are expected to continue to place, a significant strain on our managerial, operational and financial resources. We are currently in the process of establishing a design facility in India and we plan to open sales and support offices in China and Taiwan. The number of our employees or their full-time equivalents has increased from 145 on December 31, 2001 to 245 on December 31, 2002. Approximately 60 employees of NurLogic are expected to join us upon completion of our acquisition of NurLogic. Our international expansion is expected to result in increased costs associated with the commencement of operations. If our international operations are unsuccessful, our business and results of operations would be negatively affected.

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

If we are not able to effectively integrate and develop the operations of NurLogic or future acquisitions, our business may suffer

We expect to acquire NurLogic in the second quarter of our fiscal 2003. We intend to integrate the workforce and operations of NurLogic into our organizational structure and work towards the effective utilization of the additional workforce. We face various risks relating to this acquisition including, but not limited to, retaining and motivating NurLogic’s employees, retaining and developing NurLogic’s customers, combining the technology, operations and work force of NurLogic and realizing the potential financial or strategic benefits of the acquisition, substantial unanticipated integration costs, significant management attention and financial resources in assimilating NurLogic’s business, and disruption of our ongoing business. If we are not able to successfully acquire, develop and commercially exploit NurLogic’s business, our business may be negatively affected in future periods, which may cause our stock price to decline. In addition, if the value of intangible assets acquired becomes impaired, we may be required to write down the value of such assets, which would negatively affect our financial results. In connection with our proposed acquisition of NurLogic, we agreed that Venice Acquisition Corp., our wholly owned subsidiary, will assume the debts, liabilities and duties of NurLogic. By assuming such liabilities, we may incur unknown liabilities including liabilities for IP infringement, that could materially and adversely affect our business. If our efforts to integrate NurLogic’s business with our existing business are unsuccessful, our future revenue and operating results could be negatively affected, which could cause our stock price to decline.

We may continue to make investments in complementary companies, products or technologies. If we buy a company or a division of a company, we may experience difficulty assimilating that company or division’s personnel and operations, which could negatively affect our operating results. In addition, the key personnel of the acquired company may decide not to work for us; we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management and financial reporting; our ongoing business may be disrupted or receive insufficient management attention; we may not be able to recognize the cost savings or other financial benefits we anticipated; and our increasing international presence resulting from acquisitions increases our exposure to foreign political, currency, and tax risks. In connection with future acquisitions, we may be required to assume the liabilities of the companies we acquire. By assuming such liabilities, we may incur unknown liabilities, including liabilities for IP infringement, that could materially and adversely affect our business. We may have to incur debt or issue equity securities to pay for any future acquisition, the issuance of which would involve restrictive covenants or be dilutive to our existing stockholders.

Our proposed acquisition of NurLogic will make planning and predicting our future growth rates and operating results more difficult

Our proposed acquisition of NurLogic may reduce our revenue growth rate and make prediction of our future revenue, costs and expenses and operating results more difficult. Subject to the completion of the acquisition, we expect our results of operations in future periods will reflect an expanded workforce and product development effort and changed customer base. Due to the proposed acquisition, we may not be able to accurately predict:

➢	how the combined business will evolve;

➢	the possible impairment of relationships with employees and customers as a result of the integration of the combined businesses;

➢	the impairment of goodwill resulting from the acquisition; and

➢	the effect of new accounting standards or policy changes directed by the Financial Accounting Standard Board or other regulatory body on future operating results.

We are in the process of establishing our first remote engineering sites which, if not structured and managed effectively, could cause our product development efforts and our overall business to suffer

We are currently in the process of establishing an engineering services and support office in Bangalore, India. In addition, upon closing of our acquisition of NurLogic, we expect to have engineering services performed in San Diego, California. We have no prior experience in establishing or operating engineering centers outside of our headquarters in Sunnyvale, California. Our expansion of engineering operations to remotely situated offices presents a number of risks including increased difficulty in coordinating our engineering efforts, increased costs associated with establishing remote offices, obtaining required equipment and tools and training new personnel, increased communications and travel costs, and potential delays in our engineering efforts.

Our future capital needs may require that we seek debt or additional equity funding which, if not available, could cause our business to suffer

We intend to continue to invest heavily in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including:

➢	the costs and timing of expansion of product development efforts and the success of these development efforts;

➢	the costs and timing of expansion of sales and marketing activities;

➢	the costs and timing of expansion of our international operations;

➢	the extent to which our existing and new products gain market acceptance;

➢	the costs and timing of future acquisitions, if any;

➢	competing technological and market developments;

➢	the costs involved in maintaining and enforcing our patent claims and other IP rights and defending against any future claims of IP infringement;

➢	the costs of any stock repurchases pursuant to our previously announced stock repurchase program; and

➢	the level and timing of license and royalty revenue.

We may raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot be certain that such funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. If we fail to raise capital when needed, our business will be negatively affected, which could cause our stock price to decline.

Risks related to our market

Our business depends on continued demand for complex system-on-a-chip semiconductors and the electronic equipment that incorporate them

Our business is substantially dependent on the adoption of our technology by semiconductor manufacturers and on an increasing demand for products requiring complex system-on-a-chip integrated circuits, such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations. A system-on-a-chip is a semiconductor that includes the computing, memory and communications components that previously had been available only on separate chips. Our business is subject to many risks beyond our control that influence the success of our customers including, among others, competition faced by each customer in its particular industry, market acceptance of the customer’s products that incorporate our technology, the engineering, sales and marketing capabilities of the customer and the financial and other resources of the customer. Demand for our products may also be affected by consolidation in the semiconductor and related industries, which may reduce the aggregate level of purchases of our products and services by the combined companies.

The revenue we generate from licensing activities depends in large part on the rate at which semiconductor manufacturers adopt new product generations, which, in turn, is affected by the level of demand for semiconductors. With increasing complexity in each successive generation of semiconductor products, we face the risk that the rate of adoption of smaller process geometries for semiconductor manufacturing may slow. Revenue generated from royalties depends on production and sale of integrated circuits or wafers that incorporate our technology. If the semiconductor and electronics products industries experience a downturn, then our business could suffer.

The semiconductor industry is cyclical in nature and is currently experiencing a general economic downturn which has reduced our revenue

The markets for semiconductor products are cyclical. The semiconductor industry suffered a sharp decline in orders and revenue in 2001 and 2002 and this weakness has continued in 2003. Many semiconductor manufacturers and vendors of products incorporating semiconductors have announced earnings shortfalls and employee layoffs. We believe these conditions negatively affected the rate of growth of our revenue in the past, and may negatively affect our business in the future if these conditions persist. The outlook for the electronics industry is uncertain and it is very difficult to predict how long the current downturn will last.

The primary customers for our IP components are semiconductor design and manufacturing companies. Any significant downturn in our customers’ markets, or domestic and global conditions which result in the reduction of research and development budgets would likely result in a decline in demand for our IP components and services and could harm our business. In addition, our royalty revenue could decline due to decreases in demand for electronic products. Continued weakness in the semiconductor and related industries, a reduced number of design starts, shifts in the types of integrated circuits manufactured, tightening of customers’ operating budgets or consolidation among our customers, could cause our business to suffer.

If the market for third party IP components does not expand, our business may suffer

Our ability to achieve sustained revenue growth and profitability in the future will depend on the continued development of the market for third party IP components and, to a large extent, on the demand for system-on-a-chip integrated circuits. System-on-a-chip integrated circuits are characterized by rapid technological change and competition from an increasing number of alternate design strategies such as combining multiple chips to create a system-on-package. We cannot be certain that the market for third party IP components and system-on-a-chip integrated circuits will continue to develop or grow at a rate sufficient to support our business. If either of these markets fails to grow or develops slower than expected, our business may suffer. A significant majority of our existing and potential customers currently rely on components developed internally and/or by other vendors. Our future growth, if any, is dependent on the adoption of, and increased reliance on, third party design components by both existing and potential customers.

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

Risks related to our intellectual property rights

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

In certain instances, we have elected to rely on trade secret law rather than patent law to protect our proprietary technology. However, trade secrets are difficult to protect. We protect our proprietary technology and processes, in part, through confidentiality agreements with our employees and customers. We cannot be certain that these contracts have not and will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. Effective IP protection may be unavailable or limited in certain foreign jurisdictions, such as the People’s Republic of China, where we sell our products. As a result, we may experience difficulty protecting our IP from misuse or infringement by others in foreign countries. The risks associated with protection of our IP in foreign countries are likely to increase as we expand our international operations.

An infringement claim or a significant damage award would adversely impact our operating results

Substantial litigation and threats of litigation regarding IP rights exist in our industry. From time to time, third parties, including our competitors, may assert patent, copyright and other IP rights to technologies that are important to our business. We cannot be certain that we would ultimately prevail in any such dispute or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Any infringement claim brought against us, regardless of the duration, outcome or size of damage award, could:

➢	result in substantial cost to us;

➢	divert our management’s attention and resources;

➢	be time consuming to defend;

➢	result in substantial damage awards;

➢	cause product shipment delays; or

➢	require us to seek to enter into royalty or other licensing agreements.

Any infringement claim or other litigation against or by us could have a material negative affect on our business, which could cause our stock price to decline.

In any potential dispute involving our IP, our customers and strategic partners could also become the target of litigation. This could trigger our technical support and indemnification obligations in our license agreements, which could result in substantial expense to us. In addition to the time and expense required for us to supply such support or indemnification to our customers and strategic partners, any such litigation could severely disrupt or shut down the business of our customers and strategic partners, which in turn would hurt our relations with our customers and strategic partners and harm our operating results.

From time to time, we may be subject to claims by our customers or customers of the companies we acquire, such as NurLogic, that our products or products we have acquired infringe the IP rights of others. Our proposed acquisition of NurLogic and our future acquisitions, if any, may increase the risk that customers of such companies bring claims of IP infringement or indemnification for IP infringement due to perceptions regarding our ability to pay damage awards.

Defects in our proprietary technologies and IP components could decrease our revenue and our competitive market share

If the IP components we provide to a customer contain defects that increase our customer’s cost of goods sold and time to market, these defects could significantly decrease the market acceptance of our IP components. Any actual or perceived defects with our products may also hinder our ability to attract or retain industry partners or customers, leading to a decrease in our revenue. These defects are frequently found during the period following introduction of new proprietary technologies or enhancements to existing proprietary technologies. Our IP components may contain errors not discovered until after customer utilization of the IP components provided by us. If our products contain errors or defects, it could require us to expend significant resources to alleviate these problems, which could result in the diversion of technical and other resources from our other development efforts and such defects or errors could also result in fewer wafers containing our IP components reaching production, which would affect our royalty revenue.

Risks related to our stock

Our stock is subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control, and those fluctuations may prevent our stockholders from reselling our common stock at a profit

The trading price of our common stock has in the past been and could in the future be subject to significant fluctuations in response to:

➢	quarterly variations in our results of operations;

➢	international political instability, including instability associated with possible military action in Iraq, strained relations with North Korea and other conflicts;

➢	announcements of technological innovations or new products by us, our customers or competitors;

➢	release of reports by securities analysts;

➢	sales or the perception in the market of possible sales of a large number of shares of our common stock by our directors, officers, employees or principal stockholders;

➢	changes in security analysts’ recommendations; and

➢	developments or disputes concerning patents or proprietary rights or other events.

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

Section 203 of the Delaware General Corporation Law restricts certain business combinations with any “interested stockholder” as defined by that statute. In addition, our certificate of incorporation and bylaws contain certain other provisions that may have the effect of delaying, deferring or preventing a change of control. These provisions include:

➢	cumulative voting for the election of directors;

➢	the elimination of actions by written consent of stockholders; and

➢	the establishment of an advance notice procedure for stockholder proposals and director nominations to be acted upon at annual meetings of the stockholders.

In December 2001, our board of directors adopted a stockholder rights plan. Under this plan, we issued a dividend of one right for each share of our common stock. Each right initially entitles stockholders to purchase a fractional share of our preferred stock for $115. However, the rights are not immediately exercisable. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of a certain percentage of our common stock, then, unless the rights are redeemed by us for $0.001 per right, the rights will become exercisable by all rights holders, except the acquiring person or group, for shares of our preferred stock or of the third party acquirer having a value of twice the right’s then-current exercise price.

These provisions are designed to encourage potential acquirers to negotiate with our board of directors and give our board of directors an opportunity to consider various alternatives to increase stockholder value. These provisions are also intended to discourage certain tactics that may be used in proxy contests. However, the potential issuance of preferred stock, our charter and bylaw provisions, the restrictions in Section 203 of the Delaware General Corporation Law and our stockholder rights plan could discourage potential acquisition proposals and could delay or prevent a change in control, which may adversely affect the market price of our stock. These provisions and plans may also have the effect of preventing changes in our management.

If we complete our proposed acquisition of NurLogic, former NurLogic shareholders will have the ability to sell a large number of shares of our common stock, which may cause the trading price of our common stock to decline

In connection with our proposed acquisition of NurLogic, we expect to issue approximately 730,000 shares of our common stock to former NurLogic shareholders. Of that amount, approximately 329,000 shares may be sold in the public market as soon as a registration statement we may be required to file by March 15, 2003 is filed and declared effective by the SEC. We do not have any control over the timing of any possible sales by NurLogic shareholders who receive our common stock. As a result, the market price of our common stock may fall if we complete our acquisition of NurLogic and a large portion of those shares are sold in the public market.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the impact of interest rate changes and changes in the market value of our marketable securities. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of high-quality corporate issuers and the U.S. Government or its agencies. Our investment policy limits the amount of credit exposure to any one issuer. We are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

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

The table below presents the carrying value and related weighted average interest rates for our cash, cash equivalents and marketable securities. The carrying values approximate fair values at December 31, 2002 and September 30, 2002. All marketable securities mature in one year or less.

	CARRYING VALUE AT DECEMBER 31, 2002	AVERAGE RATE OF RETURN AT DECEMBER 31, 2002	CARRYING VALUE AT SEPTEMBER 30, 2002	AVERAGE RATE OF RETURN AT SEPTEMBER 30, 2002
	(IN THOUSANDS)	(ANNUALIZED)	(IN THOUSANDS)	(ANNUALIZED)
Cash, cash equivalents and marketable securities:

Cash and Cash Equivalents—variable rate	$12,460	0.3%	$9,873	0.6%
Money market funds—variable rate	101	1.0%	299	1.4%
Cash and Cash Equivalents—fixed rate	13,420	1.3%	18,987	1.8%
Marketable Securities—fixed rate	28,765	2.1%	23,085	2.0%

Total	$54,746		$52,244

Currency Risk

Historically, a large portion of our total revenue has been generated from outside of the United States. International revenue as a percentage of our total revenue was approximately 66% for the three months ended December 31, 2002 and 84% for the three months ended December 31, 2001. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. As all of our sales are currently denominated in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets. We face increasing pressure from our customers in Europe to denominate our sales to such customers in Euro. We do not use derivative financial instruments for speculative or trading purposes. We have not historically engaged in any foreign currency hedging transactions.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15-d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved by the Company’s Audit Committee to be performed by the Company’s external auditor in the three months ended December 31, 2002. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The non-audit services performed by the Company’s external auditor during the three months ended December 31, 2002 were each approved by the Audit Committee. During the three months ended December 31, 2002, the Audit Committee approved engagements of PricewaterhouseCoopers LLP, the Company’s external auditor, for the following non-audit services: tax services; and services related to the formation and qualification of a foreign subsidiary of the Company in India.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

3.1	Bylaws of the Company, as amended and restated January 2003

10.1	Form of End-User License Agreement

99.1	Certifications Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on October 21, 2002 regarding the signing of a definitive agreement to acquire NurLogic Design, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2003

ARTISAN COMPONENTS, INC. (Registrant)

By: /s/ Mark R. Templeton
Mark R. Templeton President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Joy E. Leo
Joy E. Leo Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Mark R. Templeton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Artisan Components, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 14, 2003	/s/ Mark R. Templeton
Mark R. Templeton President and Chief Executive Officer

I, Joy E. Leo, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Artisan Components, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 14, 2003	/s/ Joy E. Leo
Joy E. Leo Vice President, Finance and Administration, Chief Financial Officer and Secretary

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Bylaws of the Company, as amended and restated January 2003

10.1	Form of End-User License Agreement

99.1	Certifications Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

1