Form 10-K/A
period 2002-09-30
ARTISAN COMPONENTS INC
filed 2003-05-05
CIK 1048982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

Commission file number:  000-23649

ARTISAN COMPONENTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0278185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 Caspian Court Sunnyvale, California	94089
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 734-5600

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☒ No ☐

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (“Form 10-K”). This Form 10-K/A is filed with the Securities and Exchange Commission (the “Commission”) solely for the purpose of re-filing Exhibit 10.8.3, the Addendum dated September 10, 2002 to License Agreement dated November 30, 1997 between the Registrant and Taiwan Semiconductor Manufacturing Corporation, as amended. Exhibit 10.8.3 is the subject of a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2 filed separately with the Commission. This Form 10-K/A does not otherwise change or update the disclosures set forth in the Form 10-K as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(3) Exhibits

Exhibit 10.8.3 filed with the original Form 10-K is replaced in its entirety by Exhibit 10.8.3 filed with this Form 10-K/A.

Exhibit Number		Description

10.8.3	(1)	Addendum dated September 10, 2002 to License Agreement dated as of November 30, 1997 between the Registrant and Taiwan Semiconductor Manufacturing Company, as amended.

99.1		Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTISAN COMPONENTS, INC.

By:	/s/ MARK R. TEMPLETON
Mark R. Templeton President, Chief Executive Officer and Director

By:	/s/ JOY E. LEO
Joy E. Leo Vice President, Finance and Administration, Chief Financial Officer, and Secretary

Dated: May 5, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MARK R. TEMPLETON (Mark R. Templeton)	President and Chief Executive Officer, Director (Principal Executive Officer)	May 5, 2003

/s/ JOY E. LEO (Joy E. Leo)	Vice President, Finance and Administration, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	May 5, 2003

SCOTT T. BECKER * (Scott T. Becker)	Chief Technology Officer and Director	May 5, 2003

LUCIO L. LANZA * (Lucio L. Lanza)	Chairman of the Board of Directors	May 5, 2003

LEON MALMED * (Leon Malmed)	Director	May 5, 2003

MORIO KUROSAKI * (Morio Kurosaki)	Director	May 5, 2003

/s/ ROBERT P. LATTA (Robert P. Latta)	Director	May 5, 2003

* /s/ JOY E. LEO (Joy E. Leo – Attorney in Fact)	Director	May 5, 2003

Section 302 Certification for Reports on Form 10-K/A

I, Mark R. Templeton, certify that:

1. I have reviewed the annual report on Form 10-K, as amended by this Form 10-K/A, of Artisan Components, Inc.;

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

Date: May 5, 2003

/s/ MARK R. TEMPLETON
Mark R. Templeton Chief Executive Officer

Section 302 Certification for Reports on Form 10-K/A

I, Joy E. Leo, certify that:

1. I have reviewed the annual report on Form 10-K, as amended by this Form 10-K/A, of Artisan Components, Inc.;

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

Date: May 5, 2003

/s/ JOY E. LEO
Joy E. Leo Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description

10.8.3	(1)	Addendum dated September 10, 2002 to License Agreement dated as of November 30, 1997 between the Registrant and Taiwan Semiconductor Manufacturing Company, as amended.

99.1		Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2.