Form 10-Q
period 2003-03-31
ARTISAN COMPONENTS INC
filed 2003-05-15
CIK 1048982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-23649

ARTISAN COMPONENTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0278185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of April 30, 2003, there were 18,394,348 shares of the Registrant’s Common Stock outstanding.

ARTISAN COMPONENTS, INC.

FORM 10-Q

i

ITEM 1.    FINANCIAL STATEMENTS

ARTISAN COMPONENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2003	September 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,290	$29,159
Marketable securities	22,506	23,085
Accounts receivable, net	16,489	7,232
Prepaid expenses and other current assets	2,525	2,345

Total current assets	74,810	61,821
Property and equipment, net	6,149	3,499
Goodwill	34,923	13,741
Purchased intangible assets, net	11,362	2,271
Other assets	1,738	1,116

Total assets	$128,982	$82,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,597	$861
Accrued liabilities	6,955	4,081
Deferred revenue, current portion	11,728	5,924

Total current liabilities	22,280	10,866
Deferred revenue	850	812
Other liabilities	1,200	1,610
Deferred tax liability	4,196	—

Total liabilities	28,526	13,288

Commitments and contingencies (Note 4)

Stockholders’ equity:

Common stock, $0.001 par value:
Authorized: 50,000; Issued and outstanding: 18,309 and 16,898 shares at March 31, 2003 and September 30, 2002, respectively	18	17
Additional paid in capital	107,370	77,170
Stockholders’ note receivable	(240)	—
Deferred stock-based compensation	(637)	—
Treasury stock	(1,399)	—
Accumulated deficit	(4,656)	(8,027)

Total stockholders’ equity	100,456	69,160

Total liabilities and stockholders’ equity	$128,982	$82,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTISAN COMPONENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
	(unaudited)
Revenue:
License	$13,945	$5,492	$25,914	$11,091
Net royalty	2,177	2,512	4,192	4,481

Total revenue	16,122	8,004	30,106	15,572

Costs and expenses:
Cost of revenue	3,581	1,541	7,487	3,121
Product development	4,756	3,215	7,691	6,118
Sales and marketing	3,226	2,027	6,330	4,071
General and administrative	1,838	594	3,233	1,202
Provision for unused lease facility	—	1,197	—	1,197
In-process research and development	520	—	520	—
Amortization of purchased intangible assets	907	492	1,399	984

Total costs and expenses	14,828	9,066	26,660	16,693

Operating income (loss)	1,294	(1,062)	3,446	(1,121)
Interest and other income	175	146	378	402

Income (loss) before provision for income taxes	1,469	(916)	3,824	(719)
Provision for income taxes	263	38	453	117

Net income (loss)	$1,206	$(954)	$3,371	$(836)

Net income (loss) per share:
Basic	$0.07	$(0.06)	$0.19	$(0.05)

Diluted	$0.06	$(0.06)	$0.17	$(0.05)

Shares used in computing net income (loss) per share:
Basic	17,831	16,703	17,792	16,613

Diluted	19,896	16,703	19,803	16,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTISAN COMPONENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended March 31,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$3,371	$(836)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,196	2,218
Provision for (release of) doubtful accounts	67	(406)
Amortization of deferred stock-based compensation	59	—
In-process research and development	520	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(7,596)	64
Prepaid expenses and other current assets	80	(777)
Other assets	(87)	—
Accounts payable	433	262
Accrued liabilities	(1,931)	(1,059)
Deferred revenue	4,673	71
Other liabilities	(1,038)	712

Net cash provided by operating activities	747	249

Cash flows from investing activities:
Purchase of property and equipment	(1,785)	(802)
Purchase of marketable securities	(19,030)	(19,400)
Proceeds from the sale of marketable securities	19,609	10,202
Acquisition of NurLogic, net of cash acquired	21	—

Net cash used in investing activities	(1,185)	(10,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,569	2,149

Net cash provided by financing activities	4,569	2,149

Net increase (decrease) in cash and cash equivalents	4,131	(7,602)
Cash and cash equivalents, beginning of period	29,159	31,592

Cash and cash equivalents, end of period	$33,290	$23,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTISAN COMPONENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The September 30, 2002 balance sheet data was derived from audited financial statements and does not include all disclosures required by GAAP. Operating results for the three and six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003 or any other future period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended September 30, 2002 included in the Company’s Annual Report on Form 10-K as filed with the SEC.

Use of Estimates

The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including those related to revenue recognition, allowance for doubtful accounts, goodwill and purchased intangible assets impairment, contingencies, restructuring costs and other special charges and taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share are computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”). Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all potentially dilutive common shares that were outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities exercisable into or convertible to our common stock were exercised or converted to common stock. Dilutive potential common shares are not included during periods in which the Company experienced a net loss, as the impact would be anti-dilutive.

ARTISAN COMPONENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator of basic and diluted EPS was as follows (in thousands, except per share amounts):

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Net income (loss)	$1,206	$(954)	$3,371	$(836)

Weighted average shares—Basic	17,831	16,703	17,792	16,613
Effect of dilutive potential common shares	2,065	—	2,011	—

Weighted average shares—Diluted	19,896	16,703	19,803	16,613

Net income (loss) per share:
Basic	$0.07	$(0.06)	$0.19	$(0.05)

Diluted	$0.06	$(0.06)	$0.17	$(0.05)

Employee stock options to purchase approximately 395,000 shares with a weighted average exercise price of $18.07 and 265,000 with a weighted average exercise price of $18.10 for the three and six months ended March 31, 2003 and 5,321,000 shares with a weighted average exercise price of $8.42 and 4,788,000 shares with a weighted average exercise price of $7.87 for the three and six months ended March 31, 2002, respectively were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Stock-Based Compensation

The Company accounts for employee stock-based compensation plans using the intrinsic value method. Accordingly, deferred compensation is only recorded if the current market price of the underlying stock exceeds the exercise price on the date of grant.

The following is a summary of the effect on net income and earnings per share if the Company had applied a fair value method prescribed by SFAS 123 to account for stock-based compensation for the periods indicated (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Net income (loss), as reported	$1,206	$(954)	$3,371	$(836)
Add: Employee stock-based compensation expense included in reported net income (loss)	59	—	59	—
Deduct: Employee stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,909)	(2,547)	(6,690)	(5,051)

Pro forma net loss	$(2,644)	$(3,501)	$(3,260)	$(5,887)

Net income (loss) per share:
Basic—as reported	$0.07	$(0.06)	$0.19	$(0.05)

Basic—pro forma	$(0.15)	$(0.21)	$(0.18)	$(0.35)

Diluted—as reported	$0.06	$(0.06)	$0.17	$(0.05)

Diluted—pro forma	$(0.15)	$(0.21)	$(0.18)	$(0.35)

Shares used in computing net income (loss) per share:
Basic—as reported	17,831	16,703	17,792	16,613

Basic—pro forma	17,831	16,703	17,792	16,613

Diluted—as reported	19,896	16,703	19,803	16,613

Diluted—pro forma	17,831	16,703	17,792	16,613

ARTISAN COMPONENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

In connection with the acquisition of NurLogic Design, Inc. (“NurLogic”) on February 19, 2003, the Company recorded a total of $696,000 in deferred compensation, representing the difference between the deemed fair value of its common stock at the date of option grant and the exercise price of such options. The Company has recorded a total of $59,000 in stock-based compensation expense for the three and six months ended March 31, 2003. Stock-based compensation expense related to $4,000 for cost of revenue, $37,000 for product development, $12,000 for sales and marketing and $6,000 general and administrative expense, respectively.

On January 11, 2003, two officers of the Company exercised stock options to purchase 150,000 shares of the Company’s common stock at an exercise price of $7.70 per share. As consideration for the exercise of the stock options and the related taxes, the officers transferred 77,000 shares to the Company at the then current market price of $18.28. The Company recorded $1.4 million as treasury stock related to this transaction.

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

Recently Issued Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position and results of operations.

ARTISAN COMPONENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of EITF 00-21 will not have a material impact on its financial position and results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to annual disclosure. The Company adopted the additional disclosure provisions of SFAS 148. The transition provisions of SFAS 148 are currently not applicable to the Company for employee options as it continues to account for options under APB 25.

Note 2.    Acquisition of NurLogic

On February 19, 2003, the Company acquired NurLogic, a private provider of integrated circuit intellectual property, whose technology adds complementary analog, mixed-signal and communications components to the Company’s product portfolio. The Company acquired NurLogic for consideration consisting of approximately $5.0 million in cash, 745,000 shares of common stock, valued at approximately $12.9 million, and assumed options to acquire 819,000 shares of common stock with a weighted average exercise price per share of $11.89 and a fair value of approximately $11.3 million. The Company is currently in the process of integrating the workforce and operations of NurLogic. The Company also incurred an estimated $1.1 million in transaction fees, including legal, valuation and accounting fees. The purchase price of approximately $30.3 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date.

The shares issued in the acquisition were valued in accordance with Emerging Issue Task Force Issue No. 99-12 (“EITF 99-12”), “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” In accordance with EITF 99-12, the Company established the first date on which the number of the Company shares and the amount of other consideration became fixed as of February 19, 2003. Accordingly, the Company valued the transaction using the average closing price of the Company’s common stock two days before and after February 19, 2003, or $17.32 per share. The assumed options to acquire common stock were valued using the Black-Scholes valuation model with a volatility factor of 97%, an average risk free interest rate of 1.91%, and estimated lives of two to six years.

The NurLogic acquisition was accounted for under SFAS No. 141 (SFAS 141), “Business Combinations” and certain specified provisions of SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The results of operations of NurLogic were included in the Company’s Condensed Consolidated Statement of Operations from February 20, 2003.

ARTISAN COMPONENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Cash	$3,680
Accounts receivable	1,728
Other current assets	260
Property and equipment	1,662
Other non-current assets	535
Notes receivable from stockholder	240

Total assets acquired	8,105

Accounts payable and accrued liabilities	(4,682)
Deferred revenue	(1,169)
Other non-current liabilities	(628)

Total liabilities assumed	(6,479)

Net assets acquired	$1,626

The intangible assets recognized, apart from goodwill, represented contractual or other legal rights of NurLogic and those intangible assets of NurLogic that could be clearly identified. These intangible assets were identified and valued through interviews and analysis of data provided by NurLogic concerning development projects, their stage of development, the time and resources needed to complete them and, if applicable, their expected income generating ability. There were no other contractual or other legal rights of NurLogic clearly identifiable by management, other than those identified below. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was as follows (in thousands):

Fair value of net tangible assets acquired	$1,626
Intangible assets acquired:
Developed technology	9,240
Customer base	910
Order backlog	340
In-process research and development	520
Deferred stock-based compensation	696
Deferred tax liability	(4,196)
Goodwill	21,182

Purchase price	$30,318

Developed technology.    Developed technology of approximately $9.2 million included intellectual property components for use in system-on-a-chip integrated circuits and consisted of the following:

•	Intellectual property blocks of $5.3 million for analog and core products. Analog products consisted of a portfolio of analog functions that are required for intellectual property designs, such as analog timing circuits. Core products included high-level functional circuits which were comprised of input/output products, specialty input/output products, analog timing circuitry and digital circuitry.

•	Existing technology of $3.5 million consisted of standard cells, standard input/output products and specialty input/output products. The standard cell library is a compilation of basic and complex function logic gates for use in digital integrated circuits. The standard input/output library is a compilation of input/output cells which function to interface the digital integrated circuits to other integrated circuits. Specialty input/output cells are specialized in that they are designed to specific industry standard specifications.

ARTISAN COMPONENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Core technology of $430,000 represented a combination of processes, patents, filed patent applications and trade secrets used in standard cell and input/output products that are the bases for existing, in-process and future technology.

At the date of acquisition, the developed technology was complete and had reached technological feasibility. Any costs to be incurred in the future will relate to the ongoing maintenance of the developed technology and will be expensed as incurred. To estimate the fair value of the developed technology, an income approach was used with a discount rate of 18%, which included an analysis of future cash flows and the risks associated with achieving such cash flows. All developed technologies are being amortized over their estimated useful lives of two to four years.

Customer base and order backlog.    The customer base of $910,000 and order backlog of $340,000 represented the fair value of the existing customer relationships and maintenance agreements. To estimate the fair value of the customer base and order backlog, a cost approach (replacement value) was used. The customer base and order backlog are being amortized over their estimated useful lives of two to three years for customer base and six months for order backlog.

In-process research and development.    Development projects that had reached technological feasibility were classified as developed technology and the value assigned to developed technology was capitalized. Expensed in-process research and development of approximately $520,000 reflected certain research projects (primarily next generation core technology) that had not yet reached technological feasibility or had no alternative future use at the time of the acquisition. In order to achieve technological feasibility, the Company estimated the hours required to complete the projects to cost approximately $300,000. The Company estimated the fair value assigned to in-process research and development using the income approach, which discounts to present value the cash flows attributable to the technology once it had reached technological feasibility using a discount rate of 40%.

Goodwill.    Goodwill of approximately $21.2 million represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. NurLogic’s technology added complementary analog, mixed-signal and communications components to the Company’s existing product portfolio and allowed the Company to provide more comprehensive products and pursue an expanded market opportunity. These opportunities, along with the ability to hire the NurLogic workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. In accordance with SFAS 142, the Company is not amortizing goodwill relating to the NurLogic acquisition. The Company will carry the goodwill at cost and test it for impairment annually and whenever events indicate that an impairment may have occurred.

The results of operations of NurLogic are included in the Company’s Consolidated Statement of Operations from the date of the acquisition. If the Company had acquired NurLogic at the beginning of the periods presented, the Company’s unaudited pro forma revenue, net loss and net loss per share would have been as follows (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Revenue	$16,840	$11,022	$33,426	$20,848
Net loss	(2,169)	(1,419)	(1,339)	(2,072)
Net loss per share (basic and diluted)	(0.12)	(0.08)	(0.07)	(0.12)
Shares used in computing net loss per share (basic and diluted)	18,245	17,448	18,373	17,358

ARTISAN COMPONENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Goodwill and Purchased Intangible Assets

The changes in the carrying amount of goodwill for the six months ended March 31, 2003 were as follows (in thousands):

Balance as of September 30, 2002	$13,741
Acquisition of NurLogic	$21,182

Balance as of March 31, 2003	$34,923

The Company had no purchased intangible assets that were not subject to amortization as of either of the periods presented. The following is a summary of purchased intangible assets for the periods indicated (in thousands):

	March 31, 2003			September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$14,578	$(4,353)	$10,225	$5,338	$(3,114)	$2,224
Non-compete agreement	376	(376)	—	376	(329)	47
Customer base	910	(39)	871	—	—	—
Order Backlog	340	(74)	266	—	—	—

Total	$16,204	$(4,842)	$11,362	$5,714	$(3,443)	$2,271

The estimated future amortization expense of purchased intangible assets as of March 31, 2003 was as follows (in thousands):

Remainder of 2003	$2,948
2004	4,029
2005	2,414
2006	1,453
2007	518

Total	$11,362

Note 4.    Commitments and Contingencies

The following table represents the future minimum annual lease payments of the Company as of March 31, 2003 (in thousands):

Remainder of 2003	$1,491
2004	2,993
2005	2,517
2006	2,617
2007 and thereafter	4,086

Total minimum annual lease payments	$13,705

ARTISAN COMPONENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company rents its office facility in Sunnyvale, California under a non-cancelable operating lease that expires in 2008. Under the terms of the lease, the Company is responsible for a proportionate amount of taxes, insurance and common area maintenance costs. The Company also leases an office facility in San Diego, California under a non-cancelable operating lease that expires in 2006.

The Company continues to lease its previous facility in Sunnyvale under a non-cancelable lease that expires in 2004. The Company is actively seeking a sub-tenant for this building. For the three and six months ended March 31, 2002, the Company was unable to sublease this building and as a result, recorded an additional $1.2 million loss to provide for the loss through the expiration of the lease. The loss accrued for this unused facility aggregated $686,000 and $1.1 million at March 31, 2003 and September 30, 2002, respectively.

The Company also leases facilities for its sales and support office in Paris, France and Tokyo, Japan, which expire in 2005 and 2004, respectively.

Under the indemnification of the Company’s standard software license agreements, the Company agrees to defend the licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensee. From time to time, the Company may be subject to claims by its customers or customers of the companies it acquire that its intellectual property components or products of acquired companies that have been incorporated into electronic products infringe the intellectual property rights of others.

The Company has been notified recently by one of NurLogic’s customers that it is requesting indemnification from NurLogic (now a wholly owned subsidiary) because a complaint had been filed against that customer in November 2002 alleging that some of that customer’s products infringed several third party patents. The Company believes that the complaint is without merit with respect to technology licensed by NurLogic. There can be no assurance that a court would not find that the technology licensed by NurLogic does infringe the third party patents. Whether or not the customer’s or NurLogic’s products infringe, the investigation and resolution of this indemnity claim and any related litigation can be expensive and can consume substantial amounts of management time and attention. No amounts have been recorded in the financial statements for any contingency associated with this matter.

Note 5.    Business Segment And Geographical Information

The Company has adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Although the Company offers various IP components and services to its customers, the Company does not manage its operations by these IP components and services, but instead views the Company as one operating segment when making business decisions. The Company does not manage its operations on a geographical basis. Revenue is attributed to countries based on the geographical location of the customer. The Company uses only one measurement of profitability for its business.

ARTISAN COMPONENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The distribution of revenue by geographic area was summarized as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Revenue from Unaffiliated Customers:
Asia—Taiwan	$2,932	$3,770	$6,344	$7,731
Asia—Japan	2,174	298	2,848	636
Asia—Malaysia	2,005	2	3,987	30
Asia—Singapore	1,891	781	2,593	1,732
Asia—Korea	568	1,025	951	1,391
Asia—Other	935	190	972	312

Asia Total	10,505	6,066	17,695	11,832
United States and Canada	4,097	1,328	8,823	2,530
Europe	1,520	610	3,588	1,210

	$16,122	$8,004	$30,106	$15,572

The distribution of long-term assets by geographic region was summarized as follows (in thousands):

	March 31, 2003	September 30, 2002
Long-Term Assets, Net:
United States	$54,114	$20,609
Other	58	18

	$54,172	$20,627

The Company has been dependent on a relatively small number of customers for a large portion of its total revenue, although the customers comprising this group have changed from time to time. Revenue from individual customers equal to 10% or more of our total revenue was as follows:

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
A	17%	40%	19%	42%
B	15	—	18	—
C	12	—	—	11
D	10	—	—	—
E	—	13	—	—

Note 6.    Subsequent Events

On May 12, 2003, the Company completed the sale of 2,518,768 newly issued shares of its common stock at $19.00 per share. Other stockholders of the Company also sold a total of 1,081,232 shares of the Company’s common stock in the same offering. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders. The Company completed the sale of an additional 540,000 shares to cover over-allotments on May 14, 2003.

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

OVERVIEW

We are a leading provider of physical intellectual property components for the design and manufacture of complex integrated circuits, known as system-on-a-chip integrated circuits. Our products include embedded memory, standard cell and input/output components, which are designed to achieve the best combination of performance, density, power and yield for a given manufacturing process. Our intellectual property components are pre-tested by producing them in silicon to ensure that they perform to specification. This enables designers to reduce the risk of design failure and gain valuable time to market. We license our products to customers for the design and manufacture of integrated circuits used in complex, high volume applications such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations.

We derive a substantial majority of our revenue from integrated circuit manufacturers who pay license fees and royalties to us to use our intellectual property components in the products they manufacture. These integrated circuit manufacturing customers work with integrated circuit designers who incorporate our intellectual property components in their designs. Our customers include:

•	foundries, such as Taiwan Semiconductor Manufacturing Company, or TSMC, and United Microelectronics Corporation, which are independent manufacturing facilities;

•	integrated device manufacturers, such as International Business Machines Corporation, or IBM, and National Semiconductor Corporation, which are integrated circuit companies that design and manufacture their own integrated circuit products;

•	application specific integrated circuit manufacturers, such as NEC Corporation, which are integrated circuit companies that manufacture products for their customers;

•	system manufacturers, such as Sharp Electronics Corporation and Sony Corporation, which are integrated companies that design and manufacture integrated circuits for use in their electronic products; and

•	fabless integrated circuit companies, such as NVIDIA Corporation and ATI Technologies, Inc., which are integrated circuit companies that do not have their own manufacturing facilities but use our intellectual property components in their designs.

Integrated circuit designers use our intellectual property components to help ensure that integrated circuits will work to specification before they are manufactured. These integrated circuit designers are customers of our integrated circuit manufacturing customers. We serve as an interface layer between integrated circuit designers and manufacturers. This manufacturing process interface layer is important since every integrated circuit design must be mapped into a given manufacturing process to achieve specified performance and desired yield. The use of our intellectual property components by integrated circuit designers encourages integrated circuit manufacturers to license our intellectual property components. We believe that integrated circuit designers view intellectual property components as an important link between the design of an integrated circuit and the manufacturing process.

We have licensed our intellectual property components to over 1,200 companies involved in integrated circuit design. We make the core set of our products available to licensed integrated circuit designers at no charge. We also provide customized intellectual property components and services to our licensed customers on a separate fee basis.

We license our intellectual property components on a nonexclusive, worldwide basis to major integrated circuit manufacturers and generally grant these manufacturers the right to distribute our intellectual property components to their internal design teams and their integrated circuit customers. We charge manufacturers a license fee that gives them the right to manufacture integrated circuits containing intellectual property components we have developed for their manufacturing process. With limited exceptions, manufacturers also agree to pay us royalties based on the selling prices of integrated circuits or wafers that contain our intellectual property components. We credit a portion of the royalty payments to the manufacturer’s account to be applied against license fees for future orders placed with us, if any, payable by the manufacturer. The portion of the royalty payment that is credited to a manufacturer’s account to be applied against future license fees, if any, is based on negotiations at the time the license arrangement is signed.

SOURCES OF REVENUE

The license of our intellectual property components to an integrated circuit manufacturer typically involves a sales cycle of three to nine months and often coincides with an integrated circuit manufacturing customer’s migration to a new manufacturing process. Our contracts with integrated circuit manufacturers generally require them to pay a license fee to us ranging from approximately $250,000 to $650,000 for each product delivered under a contract. Generally, our license contracts involve multiple products. Throughout the production cycle, integrated circuit manufacturers often request additional products or modifications to existing products that result in additional license revenue. Our contracts generally require payment of a portion of the license fees upon signing of the contract with the final payment due within 30 to 60 days after delivery, which generally takes six to nine months from the contract signing date.

We have been dependent on a relatively small number of integrated circuit manufacturing customers for a substantial portion of our revenue, although the integrated circuit manufacturers comprising this group have changed from time to time. For the three months ended March 31, 2003, TSMC accounted for 17% of total revenue, IBM accounted for 15% of total revenue, Chartered Semiconductor Manufacturing Ltd., or Chartered, accounted for 12% of total revenue and Sony Corporation accounted for 10% of total revenue. For the three months ended March 31, 2002, TSMC accounted for 40% of total revenue and Dongbu Electronics Co., Ltd. accounted for 13% of total revenue. For the six months ended March 31, 2003, TSMC accounted for 19% of total revenue and IBM accounted for 18% of total revenue. For the six months ended March 31, 2002, TSMC accounted for 42% of total revenue and Chartered accounted for 11% of total revenue. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing our products.

The license of our intellectual property components typically involves a significant commitment of capital by the integrated circuit manufacturer and a purchase will often be timed to coincide with a manufacturer’s migration to a new manufacturing process geometry. Manufacturers migrating to a new process geometry often view our intellectual property components as a means of attracting integrated circuit designers that use our components. Within a given process geometry, manufacturers may also choose to license additional intellectual property components from us in response to their customer’s requirements. Once an order is received, we must commit significant time and resources to the customization of products for such manufacturer. Because we often recognize revenue from such orders on a percentage of completion basis, the customers representing the largest portion of our revenue in a given quarter will depend upon the timing of our receipt of new orders and the customization of projects actually performed by us during such quarter.

We derive a substantial majority of our total revenue from license fees associated with the sale of licenses, including maintenance and support fees. Of these components, maintenance and support fees have historically represented less than 10% of license revenue. Together, these license, maintenance and support fees accounted for 86% of total revenue in the three months ended March 31, 2003 and 69% of total revenue in the three months ended March 31, 2002. These license, maintenance and support fees accounted for 86% of total revenue in the six months ended March 31, 2003 and 71% of total revenue in the six months ended March 31, 2002. We expect that license revenue will continue to account for a substantial portion of our total revenue for the foreseeable future.

We calculate royalty revenue based on the selling price of integrated circuits or wafers containing our intellectual property components. License arrangements call for royalty reporting by each integrated circuit manufacturing customer on either a per-integrated circuit or per-wafer basis. Given that we provide our intellectual property components early in the customer’s integrated circuit design process, there is a delay of approximately three to four years between the time we deliver an intellectual property component and the time we receive royalty revenue, if at all, when the integrated circuits incorporating our intellectual property components are manufactured and sold. In recent periods, we have established uniform royalty rates, calculated on the basis of the wafer selling prices, applicable to all new licensees. Prior to that, royalty rates varied among integrated circuit manufacturers. In addition, our agreements with TSMC provide that royalty rates decrease in accordance with a fixed schedule over the life of a given process geometry. Our success will depend, in part, on our ability to generate royalty revenue from a large number of designs and on many of these designs achieving substantial manufacturing volumes.

To date, a substantial portion of our net royalty revenue has been derived from one integrated circuit manufacturer, TSMC. TSMC accounted for 85% of our net royalty revenue in the three months ended March 31, 2003 and 94% for the three months ended March 31, 2002. TSMC accounted for 76% of our net royalty revenue in the six months ended March 31, 2003 and 91% for the six months ended March 31, 2002. Net royalty revenue as a percentage of total revenue was 14% for the three months ended March 31, 2003 and

31% for the three months ended March 31, 2002. Net royalty revenue as a percentage of total revenue was 14% for the six months ended March 31, 2003 and 29% for the six months ended March 31, 2002. Our agreements with TSMC provide that royalty rates for a given process geometry decrease in annual increments over a period of eight to ten years. As a result, our net royalty revenue may be adversely affected by these declining royalty rates with TSMC. The actual impact of these declining royalty rates on our net royalty revenue is likely to be affected by:

•	the expected increases in the volume of integrated circuits manufactured by TSMC at a given process geometry during the first few years of the life of such process geometry;

•	the expected decreases in the price at which TSMC sells integrated circuits over the life of a given process geometry;

•	the expected migration by TSMC to smaller process geometries over time, which typically results in an increase in the applicable royalty rate;

•	the expected increases in the net royalty revenue we derive from manufacturers with fixed royalty rates; and

•	the fact that the percentage of gross royalties from TSMC that is credited back to TSMC for application against future license fees, if any, also declines over time, with respect to a given process geometry.

Historically, a large portion of our total revenue has been generated from outside of the United States. International revenue as a percentage of our total revenue was approximately 75% for the three months ended March 31, 2003 and 83% for the three months ended March 31, 2002. International revenue as a percentage of our total revenue was approximately 71% for the six months ended March 31, 2003 and 84% for the six months ended March 31, 2002. We anticipate that international revenue will remain a substantial portion of our total revenue for the foreseeable future. As all of our sales are currently denominated in US dollars, a strengthening of the US dollar could make our intellectual property components less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes. We have not historically engaged in any foreign currency hedging transactions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, assumptions and judgments including those related to revenue recognition, allowance for doubtful accounts, goodwill impairments, contingencies, restructuring costs and other special charges and taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities and our recognition of revenue that is not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Some of our most critical accounting policies are described in the following paragraphs:

Revenue recognition

We follow specific and detailed guidelines in recognizing revenue in accordance with the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-4 and Statement of Position 98-9, as well as Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts,” and Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production Type Contracts.” However, our judgments may affect the application of our revenue recognition policy. Revenue in any given period is difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

We recognize and report revenue in two separate categories: license revenue and net royalty revenue. License revenue is comprised of license, maintenance and support fees. License fees are derived from the purchase of a license for our products. Maintenance fees are derived from maintenance contracts with our integrated circuit manufacturing customers, which are generally purchased at the same time as a license for the product. Support fees are derived from arrangements with integrated circuit designers to support the use of our intellectual property components in their designs. Royalty revenue is derived from fees associated with the selling prices of integrated circuits or wafers containing our intellectual property components.

License revenue.    For all licenses, we use both a binding purchase order and a signed license agreement as evidence of an arrangement. We assess cash collectibility based on a number of factors, including past collection history with the customer and the credit worthiness of the customer. In cases where we believe a customer’s credit worthiness is uncertain, we require a letter of credit as assurance of payment. If we determine that collection of a fee is not probable, we defer the revenue and recognize it at the time collection becomes probable.

For licensed products which do not require significant customization of intellectual property components, we generally recognize license revenue when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of the resulting receivable is probable.

For licensed products requiring significant customization of our intellectual property components, we generally recognize license revenue using the percentage-of-completion method of accounting over the period that services are performed. For all license and service agreements accounted for under the percentage-of-completion method, we determine progress to completion based on actual direct labor hours incurred to date as a percentage of the estimated total direct labor hours required to complete the project. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. To date, these losses have not been significant. Costs incurred in advance of billings are recorded as costs in excess of related billings on uncompleted contracts. If the amount of revenue recognized exceeds the amounts received from customers, the excess amount is recorded as unbilled accounts receivable. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviation from these estimates could have a material effect on the amount of revenue we recognize in any period.

For arrangements with multiple elements, such as product licenses and maintenance services, we allocate revenue to each element of a transaction based upon its fair value as determined in reliance on vendor specific objective evidence. Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those licensed products and services when sold separately and for maintenance is additionally measured by the renewal rate. If we cannot objectively determine the fair value of any undelivered element included in license arrangements, we defer revenue until all elements are delivered, services have been performed or fair value can objectively be determined. When the fair value of a license element has not been established, we use the residual method to record license revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the fee is allocated to the delivered elements and is recognized as revenue.

We derive maintenance fees from maintenance contracts, which are generally purchased by integrated circuit manufacturers at the same time as a license for our intellectual property components. Maintenance includes telephone and email support and the right to receive unspecified upgrades on a when-and-if-available basis. Maintenance may generally be renewed on an annual basis. We recognize revenue for maintenance, based on vendor specific objective evidence of fair value, ratably over the term of the maintenance period. We generally determine vendor specific objective evidence of maintenance based on the stated fees for maintenance renewal set forth in the original license and first maintenance agreement.

We derive support fees from arrangements with integrated circuit designers to support the use of our intellectual property components in their designs. Support includes telephone and email support and the right to receive unspecified upgrades on a when-and-if-available basis. We recognize support fees ratably over the support period. Support arrangements generally have a term of 12 months and may be renewed for additional 12 month periods.

Royalty revenue.    We recognize royalty revenue based on royalty reports received from integrated circuit manufacturers, generally on a one quarter lag basis. According to contract terms, we credit a portion of each royalty payment back to the integrated circuit manufacturer’s account to be applied against future license fees, if any, payable by the manufacturer. We report the remaining portion of the royalty as net royalty revenue. The amount of credits that can be earned by an integrated circuit manufacturer is generally limited to the cumulative amount of orders placed by that integrated circuit manufacturer for a given process technology. An integrated circuit manufacturer has a limited time to use the credits before they expire, generally 18 months from the time credits are earned. As a result, we defer revenue associated with our credit program until the integrated circuit manufacturer licenses additional products or the credit expires, whichever is earlier. If the integrated circuit manufacturer does not use the credits within the stated period, we record the amount of the expired credits as net royalty revenue as we no longer have an obligation to provide any future products for the expired credits. Historically, integrated circuit manufacturing customers have utilized substantially all credits to purchase our licensed products prior to expiration of the credits. When the integrated circuit manufacturing customers use credits, we recognize the credits as license revenue when our revenue recognition criteria have been met.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable and our historical experience. If a major customer’s creditworthiness were to deteriorate, or actual defaults were higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which could have an adverse impact on our operating results in the period. The impact of any change or deviation may be increased by our reliance on a relatively small number of integrated circuit manufacturers for a large portion of our total revenue.

Goodwill impairments

On October 1, 2001, we adopted SFAS 142 and are required to analyze our goodwill for impairment. The determination of the carrying value of goodwill requires us to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We perform goodwill impairment tests on an annual basis and between annual tests whenever events may indicate an impairment exists. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of goodwill.

Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. We accrue an estimated loss contingency when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether the accruals should be adjusted.

Accounting for income taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider historical taxable income, expectations and risks associated with our estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As of March 31, 2003, we recorded a full valuation allowance against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all or part of the deferred tax asset in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made.

ACQUISITIONS

In February 2003, we acquired NurLogic Design, Inc. (“NurLogic”) for consideration consisting of approximately $5.0 million in cash, 745,000 shares of common stock, valued at approximately $12.9 million, and assumed options to acquire 819,000 shares of common stock with a weighted average exercise price per share of $11.89 and a fair value of approximately $11.3 million. NurLogic’s technology adds complementary analog, mixed-signal and communications components to our product portfolio. We expect our acquisition of NurLogic to result in a significant increase in our costs and expenses relating primarily to the increased headcount and amortization of purchased intangible assets. This increase in our costs and expenses will affect the comparability of our financial statements in future periods.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of our total revenue:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Revenue:
License	86.5%	68.6%	86.1%	71.2%
Net royalty	13.5	31.4	13.9	28.8

Total revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of revenue	22.2	19.2	24.9	20.0
Product development	29.5	40.2	25.5	39.3
Sales and marketing	20.0	25.3	21.0	26.2
General and administrative	11.4	7.4	10.7	7.7
Provision for unused lease facility	—	15.0	—	7.7
In-process research and development	3.2	—	1.7	—
Amortization of purchased intangible assets	5.6	6.2	4.6	6.3

Total costs and expenses	92.0	113.3	88.6	107.2

Operating income (loss)	8.0	(13.3)	11.4	(7.2)
Interest and other income	1.1	1.8	1.3	2.6

Income (loss) before provision for income taxes	9.1	(11.4)	12.7	(4.6)
Provision for income taxes	1.6	0.5	1.5	0.8

Net income (loss)	7.5%	(11.9)%	11.2%	(5.4)%

Three and Six Months Ended March 31, 2003 and 2002

Total revenue

Total revenue increased $8.1 million, or 101%, to $16.1 million for the three months ended March 31, 2003 from $8.0 million for the three months ended March 31, 2002, due to an increase of $8.5 million in license revenue related to an increase in the sale of our intellectual property components offset by a decrease of $335,000 in net royalty revenue. Total revenue increased $14.5 million, or 93%, to $30.1 million for the six months ended March 31, 2003 from $15.6 million for the six months ended March 31, 2002, due to an increase of $14.8 million in license revenue related to an increase in the sale of our intellectual property components offset by a decrease of $289,000 in net royalty revenue. The impact of the NurLogic acquisition on revenue was not significant for the three and six months ended March 31, 2003.

Gross royalty payments are calculated based on the selling price of integrated circuits or wafers containing our intellectual property components. Gross royalties were $3.0 million for the three months ended March 31, 2003 and $3.7 million for the three months ended March 31, 2002. From these amounts, $864,000 was credited to integrated circuit manufacturing customers’ accounts in the three months ended March 31, 2003 and $1.2 million was credited to integrated circuit manufacturing customers’ accounts in the three months ended March 31, 2002, in each case, for use as payment of license fees for future orders, if any. The remaining portion of gross royalty revenue, or $2.1 million for the three months ended March 31, 2003 and $2.5 million for the three months ended March 31, 2002 was reported as net royalty revenue. Gross royalties were $5.7 million for the six months ended March 31, 2003 and $6.5 million for the six months ended March 31, 2002. From these amounts, $1.5 million was credited to integrated circuit manufacturing customers’ accounts in the six months ended March 31, 2003 and $2.0 million was credited to integrated circuit manufacturing customers’ accounts in the six months ended March 31, 2002, in each case, for use as payment of license fees for future orders, if any. The remaining portion of gross royalty revenue, or $4.2 million for the six months ended March 31, 2003 and $4.5 million for the six months ended March 31, 2002 was reported as net royalty revenue.

We believe that gross royalties for the three and six months ended March 31, 2003 as compared to the three and six months ended March 31, 2002 have not increased at a rate similar to license revenue during these periods due to the delay in generation of royalty revenue following the licensing of our products by manufacturers. This delay is due to the time lag between delivery and application of our intellectual property components early in the integrated circuit design process and the manufacture in volume and sale of royalty bearing integrated circuits or wafers. The time lag between the delivery of our intellectual property components to a customer and the manufacture in volume of integrated circuits containing our intellectual property components may be three years or longer. Furthermore, we believe that continued weakness in integrated circuit production worldwide has adversely affected royalty revenue.

Costs and expenses

Cost of revenue

Engineering efforts devoted to developing products as part of specific customer projects are recognized as cost of revenue. Cost of revenue increased $2.1 million, or 132% to $3.6 million for the three months ended March 31, 2003 from $1.5 million for the three months ended March 31, 2002. The absolute dollar increase in cost of revenue of $2.1 million for the three months ended March 31, 2003 from the three months ended March 31, 2002 was primarily due to increased engineering hours allocated to revenue-generating projects of $2.3 million; offset by decreased use of outside services of $294,000. Cost of revenue increased $4.4 million, or 140% to $7.5 million for the six months ended March 31, 2003 from $3.1 million for the six months ended March 31, 2002. The absolute dollar increase in cost of revenue of $4.4 million for the six months ended March 31, 2003 from the six months ended March 31, 2002 was due to increased engineering hours allocated to revenue-generating projects of $4.5 million; partially offset by decreased use of outside services of $174,000.

Operating expenses

Product development expenses.    Engineering costs incurred for general development of our technology are charged to product development and are expensed as incurred. Product development expenses increased $1.6 million, or 48% to $4.8 million for the three months ended March 31, 2003 from $3.2 million for the three months ended March 31, 2002. The absolute dollar increase in product development expenses of $1.6 million for the three months ended March 31, 2003 from the three months ended March 31, 2002 was primarily due to an increase of $2.6 million in headcount and personnel expenses partially as a result of employee hires and other acquisition related costs, increased facility costs of $476,000, increased computer and networking costs of $122,000, increased expenses attributable to establishing operations in India of $386,000 and increased use of outside services of $229,000, but was partially offset by increased engineering hours allocated to revenue generating projects of $2.3 million. Product development expenses increased $1.6 million, or 26% to $7.7 million for the six months ended March 31, 2003 from $6.1 million for the six months ended March 31, 2002. The absolute dollar increase in product development expenses of $1.6 million for the six months ended March 31, 2003 from the six months ended March 31, 2002 was due to an increase in headcount and personnel expenses of $3.7 million, primarily as a result of employee hires and other acquisition related costs, increased computer and networking equipment maintenance expenses of $955,000, increased expenses attributable to establishing operations in India of $597,000, increased use of outside services of $448,000 and increased facilities expense of $371,000, but was largely offset by increased engineering hours allocated to revenue generating projects of $4.5 million. We expect that product development expenses will increase in absolute dollars.

Sales and marketing expenses.    Sales and marketing expenses include salaries, commissions, travel expenses, costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses increased $1.2 million, or 59%, to $3.2 million for the three months ended March 31, 2003 from $2.0 million for the three months ended March 31, 2002. The absolute dollar increase in sales and marketing expenses of $1.2 million for the three months ended March 31, 2003 from the three months ended March 31, 2002 was primarily attributable to increased headcount and personnel expenses of $1.0 million, due in part to employee hires and other acquisition related costs and increased commission and travel expenses of $158,000. Sales and marketing expenses increased $2.2 million, or 55%, to $6.3 million for the six months ended March 31, 2003 from $4.1 million for the six months ended March 31, 2002. The absolute dollar increase in sales and marketing expenses of $2.2 million for the six months ended March 31, 2003 from the six months ended March 31, 2002 was primarily attributable to increased headcount and personnel expenses of $1.5 million as a result of employee hires and other acquisition related costs and increased commission and travel expenses of $740,000 to support increased sales activity. We expect sales and marketing expenses to increase in absolute dollars.

General and administrative expenses.    General and administrative expenses increased $1.2 million, or 209%, to $1.8 million for the three months ended March 31, 2003 from $594,000 for the three months ended March 31, 2002. The absolute dollar increase in general and administrative expenses of $1.2 million for the three months ended March 31, 2003 from the three months ended March 31, 2002 was due to an increase of $675,000 in headcount and personnel related expenses, as a result of employee hires and other acquisition related costs in part, increased legal, accounting and other outside consulting expenses of approximately $103,000, increased allowance for doubtful accounts expense of $403,000 due to the reduction of the allowance for doubtful accounts provision in the prior period, but was offset in part by decreased facility costs of $67,000. General and administrative expenses increased $2.0 million, or 169% to $3.2 million for the six months ended March 31, 2003 from $1.2 million for the six months ended March 31, 2002. The absolute dollar increase in general and administrative expenses of $2.0 million for the six months ended March 31, 2003 from the six months ended March 31, 2002 was due to increased headcount and personnel related expenses of $1.2 million, as a result of employee hires and other acquisition related costs in part, increased allowance for doubtful accounts expense of $406,000 due to the reduction of the allowance for doubtful accounts provision in the prior period, increased legal, accounting and other outside consulting expenses of approximately $323,000, increased facility costs of $98,000 and increased travel expenses of $41,000. We expect general and administrative expenses to increase in absolute dollars.

Provision for unused lease facility.    We continue to lease our previous facility in Sunnyvale under a non-cancelable lease that expires in 2004. As a result of this continuing obligation, we accrued an additional loss of $1.2 million for the unused leased facility in three and six months ended March 31, 2002, in order to provide for the loss through the expiration of the lease.

In-process research and development.    In-process research and development expense of $520,000 for the three and six months ended March 31, 2003 was due to our acquisition of NurLogic in February 2003.

Amortization of intangible assets.    Amortization of intangible assets relating to our acquisitions was $907,000 for the three months ended March 31, 2003 and $492,000 for the three months ended March 31, 2002. The absolute dollar increase in amortization of intangible assets of $415,000 for the three months ended March 31, 2003 from the three months ended March 31, 2002 was due to the acquisition of NurLogic in February 2003. Amortization of intangible assets relating to acquisitions was $1.4 million for the six months ended March 31, 2003 and $984,000 for the six months ended March 31, 2002. The absolute dollar increase in amortization of intangible assets of $415,000 for the six months ended March 31, 2003 from the six months ended March 31, 2002 was due to the acquisition of NurLogic in February 2003.

Interest and other income

Interest and other income increased $29,000, or 20% to $175,000 for the three months ended March 31, 2003 from income of $146,000 for three months ended March 31, 2002. The increase of $29,000 is primarily attributable to higher cash, cash equivalent and marketable securities balances. Interest and other income decreased $24,000, or 6% to $378,000 for the six months ended March 31, 2003 from $402,000 for six months ended March 31, 2002. The decrease of $24,000 reflected a lower rate of return on our investment portfolio.

Provision for income taxes

We recorded tax provisions of $263,000 for the three months ended March 31, 2003 and $38,000 for the three months ended March 31, 2002. The tax provisions for the three months ended March 31, 2003 and March 31, 2002 were the result of the alternative minimum tax and foreign withholding tax. We recorded tax provisions of $453,000 for the six months ended March 31, 2003 and $117,000 for the six months ended March 31, 2002. The tax provisions for the six months ended March 31, 2003 and March 31, 2002 were the result of the alternative minimum tax and foreign withholding tax.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the six months ended March 31, 2003 of $747,000 was primarily attributable to net income of $3.4 million, an increase in deferred revenue of $4.7 million, an increase in non-cash related charges of $2.8 million, an increase in accounts payable of $433,000, but was partially offset by an increase in accounts receivable of $7.6 million, a decrease in accruals of $2.0 million and a decrease in other liabilities of $1.0 million. Net cash provided by operating activities in the six months ended March 31, 2002 of $249,000 was primarily attributable to an increase in accounts payable of $262,000 and an increase in other liabilities of $712,000 and an increase in non-cash charges of $1.8 million, partially offset by a decrease in accrued liabilities of $1.1 million, a net loss of $836,000 and an increase in prepaid expenses of $777,000. The changes in working capital are due to the timing of payments to suppliers in order to optimize discounts and payment periods. The changes in receivables are due to increased billing activities. Our revenue contracts generally require payment of a portion of the license fees upon signing of the contracts with the final payment due within 30 to 60 days after delivery, which generally takes six to nine months from the contract signing date. As such, fluctuations in revenue generally do not correlate directly with the fluctuations in accounts receivable. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including but not limited to fluctuations in our operating results, accounts receivable collections and the timing of tax and other payments.

Net cash used in investing activities in the six months ended March 31, 2003 of $1.2 million was primarily attributable to purchases of property and equipment of $1.8 million but was partially offset by a net decrease in marketable securities of $579,000. Net cash used in investing activities in the six months ended March 31, 2002 of $10.0 million was primarily attributable to the net increase of marketable securities of $9.2 million and purchases of property and equipment of $802,000. In April 2003, we used $2.4 million in cash to pay the remaining outstanding cash purchase price recorded as a liability as of March 31, 2003 to the former shareholders of NurLogic.

Net cash provided by financing activities was $4.6 million in the six months ended March 31, 2003 and $2.1 million in the six months ended March 31, 2002. Net cash provided by financing activities for the six months ended March 31, 2003 and 2002 consisted of proceeds from the issuance of common stock to employees upon the exercise of stock options and purchases under our employee stock purchase plan. On May 12, 2003, we completed the sale by us of 2,518,768 newly issued shares of our common stock at $19.00 per share. Other stockholders also sold a total of 1,081,232 shares of our common stock in the same offering. We will not receive any of the proceeds from the sale of shares by the selling stockholders. We completed the sale of an additional 540,000 shares to cover over-allotments on May 14, 2003.

We intend to continue to invest heavily in the development of new products and enhancements to our existing intellectual property components. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities and our international operations, the extent to which our existing and new intellectual property components gain market acceptance, the costs and timing of future acquisitions, if any, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license and royalty revenue, the cost of integrating NurLogic’s business and other factors. We do not currently have any borrowing facilities other than NurLogic’s equipment lease line of $296,000 as of March 31, 2003, which expires in December 2004. We believe that our current cash, cash equivalents and investment balances and any cash generated from operations and the proceeds from our May 2003 public offering, will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, from time to time, we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or intellectual property components. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

We do not have any investments in special purpose entities, undisclosed borrowings or debt or off-balance sheet arrangements other than operating leases on our facilities. Additionally, we have not entered into any derivative contracts, nor do we have any synthetic leases. At March 31, 2003, we had no foreign currency contracts outstanding.

The following table represents our future commitments under minimum annual lease payments reflecting our commitments as of March 31, 2003 (in thousands):

Remainder of 2003	$1,491
2004	2,993
2005	2,517
2006	2,617
2007 and thereafter	4,086

Total minimum annual lease payments	$13,705

We rent our current office facility in Sunnyvale, California under a non-cancelable operating lease that expires in 2008. Under the terms of the lease, we are responsible for a proportionate amount of taxes, insurance and common area maintenance costs. Artisan Components San Diego Operations, Inc., our wholly-owned subsidiary, currently leases an office facility in San Diego, California under a non-cancelable operating lease that expires in 2006.

We continue to lease our previous facility in Sunnyvale under a non-cancelable lease that expires in 2004. We are actively seeking a sub-tenant for this building. For the three and six months ended March 31, 2002, we were unable to sublease this building and as a result, recorded an additional $1.2 million loss to provide for the loss through the expiration of the lease. The loss accrued for this unused facility aggregated $686,000 and $1.1 million at March 31, 2003 and September 30, 2002, respectively.

We also lease facilities for our sales and support offices in Paris, France and Tokyo, Japan, which expire in 2005 and 2004, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our financial position and results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of EITF 00-21 will not have a material impact on our financial position and results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of SFAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to annual disclosure. We adopted the additional disclosure provisions of SFAS 148. The transition provisions of SFAS 148 are currently not applicable to us as we continue to account for options under APB 25.

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

RISKS RELATED TO OUR BUSINESS

Our quarterly operating results may fluctuate, which could cause our stock price to decline.

Our operating results have fluctuated in the past, and may fluctuate in the future, as a result of a number of factors including:

•	fluctuations in the demand for integrated circuits and end user products that incorporate integrated circuits;

•	our ability to develop, introduce and market new intellectual property components before our competitors;

•	the relatively large size and small number of orders we receive during a given period;

•	the timing of orders, reflecting in part the capital budgeting and purchasing cycles of our customers;

•	the length of our sales cycle;

•	the gain or loss by us of a large integrated circuit manufacturing customer or the gain or loss by the customer of a major order of integrated circuits containing our intellectual property components;

•	the size and timing of sales by our integrated circuit manufacturing customers of integrated circuits containing our intellectual property components;

•	the accuracy of our estimates for project completion costs, which require significant management judgment and discretion; and

•	our progress on contracts that are recognized as revenue on a percentage-of-completion basis, which represent a substantial majority of our contracts and generally have completion periods of six to nine months.

Our future revenue may fluctuate from quarter to quarter and on an annual basis as a result of these and other factors. Our expense levels are based in part on our expectations regarding future revenue. If revenue is below our expectations in any quarter and we are not able to adjust spending in a timely manner, the negative effect of such shortfall may increase. We intend to continue our investment in product development as well as in product promotion, licensing and support programs in an effort to maximize the growth of future revenue. Accordingly, it is likely that in some future quarters our expenses will represent a greater than expected percentage of our revenue, causing our operating results to fall below the expectations of public market analysts and investors, which could cause our stock price to decline, perhaps substantially.

We have incurred operating losses in recent periods and may be unable to maintain profitability.

Although we were profitable in fiscal 2002 and the three and six months ended March 31, 2003, we incurred net operating losses in fiscal 1999, fiscal 2001 and the first six months of fiscal 2002. If our revenue in future periods increases more slowly than we expect, or not at all, we may not maintain profitability. In addition, most of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. We expect to continue to incur significant expenses in connection with product development, operational and administrative activities and expansion of our sales and marketing efforts. As a result, we will need to increase revenue relative to increases in operating costs to maintain profitability. We may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to maintain profitability, our business and financial condition would suffer, we could lose the benefit of tax credits and deferred tax assets and our stock price could decline.

Our sales cycle is unpredictable and may be more than 12 months, so we may fail to adjust our resources and expenses adequately to anticipated or actual demand in any given period or meet market expectations.

The license of our intellectual property components typically involves a significant commitment of capital by the integrated circuit manufacturer and a purchase will often be timed to coincide with an integrated circuit manufacturer’s migration to a new manufacturing process. Potential customers generally commit significant resources to an evaluation of available intellectual property components and require that we expend substantial time, effort and resources to educate them about the value of our intellectual property components. Despite these efforts, potential customers may select an alternate product or delay or forego a license of our intellectual property components. As a result, the sales cycle for our intellectual property components is long, typically ranging from three to nine months, and may in some cases be more than 12 months. Our ability to forecast the timing and scope of specific sales is limited. If we were to experience a delay in our orders, it could harm our ability to meet our forecasts or investors’ expectations for a given quarter and ultimately result in a decrease in our stock price.

Once we receive and accept an order for a customized product from an integrated circuit manufacturer, we must commit significant resources to customizing our products for the integrated circuit manufacturer’s manufacturing process. We generate a substantial majority of our license revenue from customized products. This customization is complex and time consuming and is subject to a number of risks over which we have little or no control. These risks include the integrated circuit manufacturer’s alterations of its manufacturing process or the timing of its migration to a new process. Typically, this customization, once started, takes from six to nine months to complete and any delays due to inadequate staffing or for other reasons may cause us to defer revenue recognition or potentially lose orders. If we fail to adequately adjust our resources and expenses to meet actual demand and actual revenue, our business may suffer. If anticipated orders fail to materialize, we may be unable to reduce our resources and expenses in time and our operating results could suffer. In addition, where integrated circuit manufacturer orders exceed our anticipated demand, we may be unable to deliver customized products in time to meet the integrated circuit manufacturer’s requirements. Any delays in product customization and delivery, whether due to capacity constraints or otherwise, give rise to the risk of alteration or potential cancellation of orders or may harm our relationships with our customers.

Because we rely on a relatively small number of integrated circuit manufacturers for a large portion of our revenue, our revenue could decline if our integrated circuit manufacturing customers do not continue to purchase and use our intellectual property components.

We have been dependent on a relatively small number of integrated circuit manufacturing customers for a substantial portion of our revenue, although the integrated circuit manufacturers comprising this group have changed from time to time. For the three months ended March 31, 2003, TSMC accounted for 17% of total revenue, IBM accounted for 15% of total revenue, Chartered Semiconductor Manufacturing Ltd., or Chartered, accounted for 12% of total revenue and Sony Corporation accounted for 10% of total revenue. For the three months ended March 31, 2002, TSMC accounted for 40% of total revenue and Dongbu Electronics Co., Ltd. for 13% of total revenue. For the six months ended March 31, 2003, TSMC accounted for 19% of total revenue and IBM accounted for 18% of total revenue. For the six months ended March 31, 2002, TSMC accounted for 42% of total revenue and Chartered accounted for 11% of total revenue. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing our products.

TSMC, one of our largest customers, has recently announced its intention to more aggressively develop and distribute products that compete with ours.

TSMC, one of our largest integrated circuit manufacturing customers, has historically produced intellectual property components for use by third parties in designs to be manufactured at TSMC’s foundry. These components are designed to serve the same purpose as components produced by us. The intellectual property components developed by TSMC have competed and are expected to continue to compete with our products. In December 2002, TSMC announced that it intends to more aggressively develop and distribute intellectual property components for its manufacturing processes to integrated circuit designers through multiple intellectual property component and electronic design automation tool partners, including our competitors. We believe that TSMC has chosen to more aggressively develop and distribute these products to encourage its customers to use TSMC to manufacture their current and future designs. TSMC has substantially greater financial, manufacturing and other resources, name recognition and market presence than we do and the internal design group at TSMC has greater access to technical information about TSMC’s manufacturing processes. Distribution partners selected by TSMC include Cadence Design Systems, Inc., Magma Design Automation, Inc. and Virage Logic Corporation. Some of TSMC’s distribution partners, such as Cadence, may have greater resources, name recognition and distribution networks than we do. If TSMC is successful in supplying intellectual property components to third parties either directly or through distribution arrangements with other companies, our revenue and operating results could be negatively affected.

Our customers are not obligated to purchase additional products from us or manufacture integrated circuits with our products, which may cause our operating results to suffer.

None of our customers has a written agreement with us that obligates them to license future generations of intellectual property components or additional intellectual property components from us, and we cannot be certain that any customer will license intellectual property components from us in the future. Our revenue from these customers may be comprised of license fees and royalties. In addition, we cannot be certain that any of the integrated circuit manufacturers will produce products incorporating our intellectual property components or that, if production occurs, they will generate significant royalty revenue for us. If one or more of our major integrated circuit manufacturing customers stops licensing our intellectual property components, reduces its orders, fails to pay license or royalty fees due or does not produce products containing our intellectual property components, our operating results could be materially and negatively affected.

We have relied and expect to continue to rely on royalties as a key component of our business model and if we fail to realize expected royalties our business will suffer.

Royalty payments are calculated based on the selling prices of integrated circuits or wafers containing our intellectual property components. We believe that our long-term success is substantially dependent on future royalties. We face risks inherent in a royalty-based business model, such as the rate of incorporation of our intellectual property components into integrated circuit designs, the rate of adoption of our intellectual property components by integrated circuit manufacturers and the demand for products incorporating these integrated circuits. Our royalty revenue is highly dependent upon the level of integrated circuit production and sales by our integrated circuit manufacturing customers. Fluctuations in orders placed with our integrated circuit manufacturing customers from their customers could significantly affect our royalty revenue and operating results. Additionally, our ability to forecast and realize royalty revenue is limited by factors that are beyond our control. These factors include the timing of the manufacture of royalty-bearing integrated circuits or wafers, the price charged by integrated circuit manufacturers to their customers for royalty-bearing integrated circuits or wafers, and the quantity of royalty-bearing integrated circuits or wafers ordered and actually manufactured. We believe that a significant portion of our royalty revenue has been derived from the manufacture and sale of integrated circuits for graphics applications. If the market for integrated circuits in graphics applications declines, our royalty revenue may be adversely affected. On a period-to-period basis, net royalty revenue may vary significantly. Net royalty revenue as a percentage of our total revenue was 14% for the three months ended March 31, 2003 and 31% for the three months ended March 31, 2002. Net royalty revenue as a percentage of our total revenue was 14% for the six months ended March 31, 2003 and 29% for the six months ended March 31, 2002.

There is significant delay and uncertainty between the delivery of our intellectual property components and the generation of royalty revenue. In addition to the factors described above, this delay and uncertainty is due to the delivery and application of our intellectual property components early in the integrated circuit design process and delays in the reporting of the production and sale of royalty bearing integrated circuits or wafers. The time between the delivery of our intellectual property components to a customer and the manufacture in volume of integrated circuits containing our intellectual property components may be three years or longer. Thus, we cannot anticipate the impact of royalty payments on our financial results when we negotiate royalty agreements. We recognize royalty revenue in the quarter in which we receive a royalty report from an integrated circuit manufacturer, provided that other conditions to revenue recognition have been satisfied. As a result, our recognition of royalty revenue typically lags behind the quarter in which the related integrated circuit is sold by the integrated circuit manufacturing customer by at least one quarter. We cannot be certain that our business strategy will be successful in expanding the number of contracts with integrated circuit manufacturers, nor can we be certain that we will receive significant royalty revenue in the future.

TSMC accounted for 85% of our net royalty revenue in the three months ended March 31, 2003 and 94% of our net royalty revenue in the three months ended March 31, 2002. TSMC accounted for 76% of our net royalty revenue in the six months ended March 31, 2003 and 91% of our net royalty revenue in the six months ended March 31, 2002. Our agreements with TSMC provide that royalty rates decrease in accordance with a fixed schedule over the life of a given process. As a result, our net royalty revenue may decline if royalties from TSMC continue to represent a substantial portion of our net royalty revenue.

We also face risks relating to the accuracy and completeness of the royalty collection process. Our ability to generate royalty revenue depends, in part, on our ability to negotiate, structure, monitor and enforce agreements for the determination and payment of royalties. We have only limited experience and systems in place to conduct reviews of the accuracy of the royalty reports we receive from our licensees. We have the right to audit the records of integrated circuit manufacturers who license our intellectual property components to help ensure the integrity of their royalty reporting systems; however, these audits may only be conducted periodically and at our expense. We cannot be certain that the costs incurred by us in conducting these audits will not exceed the royalties that result from these efforts.

We continue to experience intense competition from other intellectual property component providers, integrated circuit manufacturers and electronic design automation companies, and this competition could negatively affect our business and our revenue.

Our strategy of targeting integrated circuit manufacturers and integrated circuit designers that participate in, or may enter, the system-on-a-chip market requires us to compete in intensely competitive markets. We face significant competition from third party intellectual property component providers, such as DOLPHIN Integration SA, Faraday Technology Limited, LEDA Systems, Inc., Monolithic System Technology, Inc., TriCN, Inc., VeriSilicon Microelectronics (Shanghai) Co. Ltd., Virage Logic and Virtual Silicon Technology, Inc., and from the internal design groups of integrated circuit manufacturers, such as TSMC. In addition, we face competition from small consulting firms and design companies that operate in the intellectual property component segment of the market and offer a limited selection of specialized intellectual property components.

We face significant competition from the internal design groups of integrated circuit manufacturers that have expanded their manufacturing capabilities and portfolio of intellectual property components to participate in the system-on-a-chip market. Integrated circuit manufacturers that license our intellectual property components have historically had their own internal intellectual property component design groups. These design groups continue to compete with us for access to the integrated circuit manufacturer’s intellectual property component requisitions and, in some cases, compete with us to supply intellectual property components to third parties on a merchant basis. Intellectual property components developed by internal design groups are designed to utilize the qualities of their own manufacturing process, and may therefore benefit from certain capacity, informational, cost and technical advantages. If internal design groups expand their intellectual property component offerings to compete directly with our intellectual property components or actively seek to participate as vendors in the intellectual property component market, our revenue and operating results could be negatively affected.

We expect competition to increase in the future from existing competitors and from new market entrants with intellectual property components that may be less expensive than ours or that may provide better performance or additional features not currently provided by our intellectual property components. Many of our current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources, greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, some of our principal competitors maintain their own electronic design automation tools and intellectual property component libraries which allow them to offer a single vendor solution.

Our ability to compete successfully in the market for intellectual property components will depend upon numerous factors, many of which are beyond our control including, but not limited to:

•	continued market acceptance of products using system-on-a-chip integrated circuits and industry and general economic conditions;

•	our ability to implement new designs at smaller process geometries;

•	our ability to protect our intellectual property;

•	access to adequate electronic design automation tools, many of which are licensed from our current or potential competitors;

•	access to adequate technical information from integrated circuit manufacturers, many of which are actual or potential competitors;

•	the price, quality and timing of our new intellectual property components and those of our competitors;

•	the emergence of new intellectual property component interchangeability standards;

•	the widespread licensing of intellectual property components by integrated circuit manufacturers or their design groups to third party manufacturers;

•	market acceptance of our intellectual property components; and

•	success of competitive intellectual property components.

Recent growth in customer demand has strained our resources.

In the last half of fiscal 2002 and to date in fiscal 2003 we have experienced an increase in orders that has placed a strain on our resources and lengthened the time it takes for us to deliver products to our customers. While we have increased and intend to continue to increase our engineering capacity, we cannot be certain that our capacity will match demand in future periods. Accordingly, if there are delays in product delivery, our operating results could suffer.

If we fail to enhance our intellectual property components and develop and introduce new intellectual property components on a timely basis, we may not be able to address the needs of our customers, our technology may become obsolete and our results of operations may be harmed.

Our customers compete in the integrated circuit industry, which is subject to rapid technological change, frequent introductions of new products, short product life cycles, changes in customer demands and requirements and evolving industry standards. The development of new manufacturing processes, the introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, our future success will depend on our ability to continue to enhance our existing intellectual property components and to develop and introduce new intellectual property components that satisfy increasingly sophisticated customer requirements and that keep pace with new product introductions, emerging manufacturing process technologies and other technological developments in the integrated circuit industry. If we fail to anticipate or adequately respond to changes in manufacturing processes or customer requirements, or if we experience significant delays in intellectual property component development, our business and operating results may be negatively affected. We cannot be certain that we will avoid difficulties that could delay or prevent the successful introduction, development and sale of new or enhanced intellectual property components or that the new or enhanced intellectual property components will achieve market acceptance. If we do not satisfy our delivery commitments, then we could also be exposed to litigation or claims from our customers. Any claim could have a material negative effect on our business, which could cause our stock price to decline.

From time to time, we have experienced delays in the progress of customization of new intellectual property components for a given customer, and we may continue to experience delays in the future. Any delay or failure to meet customers’ expectations could result in damage to customer relationships and our reputation, underutilization of engineering resources, delay in the market acceptance of our intellectual property components or a decline in revenue, any of which could negatively affect our business.

We face risks from sales to foreign customers and foreign operations, which could reduce our operating results and harm our financial condition.

Historically, a large portion of our total revenue has been derived from integrated circuit manufacturers located outside of the United States. International revenue as a percentage of our total revenue was approximately 75% for the three months ended March 31, 2003 and approximately 83% for the three months ended March 31, 2002. International revenue as a percentage of our total revenue was approximately 71% for the six months ended March 31, 2003 and approximately 84% for the six months ended March 31, 2002. Revenue derived from customers in Taiwan as a percentage of our total revenue was approximately 18% for the three months ended March 31, 2003 and approximately 47% for the three months ended March 31, 2002. Revenue derived from customers in Taiwan as a percentage of our total revenue was approximately 21% for the six months ended March 31, 2003 and approximately 50% for the six months ended March 31, 2002. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. To date, all of our revenue from international customers has been denominated in US dollars. If our competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the US dollar, then we may experience fewer orders from international customers whose business is based primarily on the less expensive currency. In addition, future dislocations in international financial markets may materially affect our business.

We intend to expand our sales, marketing and design activities in Asia and Europe. We are also establishing an engineering services and support facility in Bangalore, India. International expansion will result in increased costs and may not be successful, which could harm our business. Our expansion of international activity and dependence on customers outside the United States involves a number of risks including:

•	the impact of possible recessions in economies outside the United States, which, given our reliance on foreign customers for a substantial portion of our revenue, could have a significant negative impact on our business and results of operations;

•	political and economic instability, including instability relating to North Korea and tensions between Taiwan and China and India and Pakistan, which could have a significant impact on us due to the concentration of our manufacturing and design customers in Taiwan and our design center in India;

•	the spread of Severe Acute Respiratory Syndrome (SARS) or other health concerns in China, Taiwan and other Asian countries in which we do a significant amount of business, which could adversely effect economic conditions in such countries and disrupt our efforts to travel to and market in such countries, which would have a negative impact on our business and results of operations;

•	exchange rate fluctuations which, due to the denomination of our foreign sales in US dollars, could significantly increase the cost of our products to our foreign customers;

•	the imposition of export license requirements or other regulatory requirements on our products, which would necessitate substantial changes to our existing open access web-based distribution platform;

•	difficulties in enforcement of contractual and intellectual property rights, which difficulties could have a significant adverse effect on our business given our open access distribution model, and our reliance on contractual and intellectual property rights to limit the use of our products and generate royalties; and

•	difficulties and costs of staffing and managing foreign operations, which, given our lack of experience with remote operations and our planned expansion in India, could have a significant negative impact on our business.

If we are unable to sustain or increase revenue derived from international customers or minimize the foregoing risks, our business may be materially and adversely affected, which could cause our stock price to decline.

International political instability may increase our cost of doing business and disrupt our business.

Increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, sustained military action in Afghanistan and Iraq, strained international relations with North Korea, tensions between Taiwan and China, tensions between India and Pakistan and other conflicts in the Middle East and Asia, may halt or hinder our ability to do business, may increase our costs and may adversely affect our stock price. This increased instability may, for example, negatively impact the reliability and cost of transportation, negatively affect the desire of our employees and customers to travel, adversely affect our ability to obtain adequate insurance at reasonable rates or require us to take extra security precautions for our domestic and international operations. In addition, this international political instability has had and may continue to have negative effects on financial markets, including significant price and volume fluctuations in securities markets. If this international political instability continues or escalates, our business and results of operations could be harmed and the market price of our common stock could decline.

If we lose any of our key personnel or are unable to attract, train and retain qualified personnel, our ability to manage our business and continue our growth would be negatively impacted.

Our success depends in large part on the continued contributions of our key management, engineering, sales and marketing personnel, many of whom are highly skilled and would be difficult to replace. None of our senior management, key technical personnel or key sales personnel is bound by a written employment contract to remain with us for a specified period. In addition, we do not currently maintain key man life insurance covering our key personnel. Our success also depends on our ability to attract, train and retain highly skilled managerial, engineering, sales, marketing and finance personnel and on the abilities of new personnel to function effectively, both individually and as a group. If we are unable to effectively integrate and utilize newly hired engineering, management or sales personnel, the execution of our business strategy and our ability to react to changing market conditions may be impeded and our business could suffer. Competition for personnel is intense, and we cannot be certain that we will be successful in attracting and retaining qualified personnel. If we lose the services of any key personnel, are unable to attract or retain qualified personnel in the future or experience delays in the integration of new personnel in the United States and abroad, our business and operations may suffer.

Our historical growth and acquisitions have placed and future acquisitions may place a significant strain on our management systems and resources and we may be unable to effectively control our costs and implement our business strategies as a result.

Our ability to license our intellectual property components and manage our business successfully in a rapidly evolving market requires an effective planning and management process. Our historical growth, international expansion, acquisition of certain assets and personnel from Synopsys, Inc. in January 2001 and acquisition of NurLogic in February 2003 have placed, and are expected to continue to place, a significant strain on our managerial, operational and financial resources. We are currently in the process of establishing an engineering service and support facility in Bangalore, India and we plan to open sales and support offices in China and Taiwan. The number of our employees or their full-time equivalents has increased to 311 on March 31, 2003 from 148 on March 31, 2002, including 59 NurLogic employees. Our international expansion is expected to result in increased costs associated with the commencement of operations.

Our customers rely heavily on our technological expertise in designing, testing and manufacturing products incorporating our intellectual property components. Relationships with new integrated circuit manufacturers generally require significant engineering support. As a result, any increase in the demand for our intellectual property components will increase the strain on our personnel, particularly our engineers. Our financial and management controls, reporting systems and procedures are also limited. Our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis. If we fail to do so, our business could be harmed. We cannot be certain that our systems, procedures and controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to implement our business plan.

If we are not able to effectively integrate and develop the operations of NurLogic, our business may suffer.

We acquired NurLogic in February 2003. We intend to integrate the workforce and operations of NurLogic into our organizational structure and work towards the effective utilization of the additional workforce. We face various risks as a result of this acquisition including, but not limited to:

•	our ability to retain and motivate NurLogic’s employees;

•	our ability to retain and develop NurLogic’s customers;

•	the failure to integrate the technology, operations and workforce of NurLogic with our company;

•	the failure to realize the potential financial or strategic benefits of the acquisition;

•	the incurrence of substantial unanticipated integration costs;

•	the diversion of significant management attention and financial resources in assimilating NurLogic’s business; or

•	the disruption of our ongoing business.

If we are not able to successfully integrate and develop NurLogic’s business, our business may be negatively affected in future periods, which may cause our stock price to decline. In addition, if the value of intangible assets acquired becomes impaired, we will be required to write down the value of the assets, which would negatively affect our financial results. We may incur liabilities from NurLogic including liabilities for intellectual property infringement or indemnification of NurLogic’s customers for similar claims, that could materially and adversely affect our business. If our efforts to integrate NurLogic’s business with our existing business are unsuccessful, our future revenue and operating results could be negatively affected, which could cause our stock price to decline.

Our acquisition of NurLogic will make planning and predicting our future growth rates and operating results more difficult.

Our acquisition of NurLogic may reduce our revenue growth rate and make prediction of our future revenue, costs and expenses and operating results more difficult. We intend to offer NurLogic’s analog, mixed-signal and communications components to our existing customer base. However, we cannot predict the level of demand for NurLogic’s products from these customers. If we are unable to expand the existing customer base for these products beyond NurLogic’s current customer base, revenues from these products may not grow. We may also incur additional costs in order to customize the existing NurLogic products to meet our customer requirements. We expect our results of operations in future periods will reflect an expanded workforce and product development effort and changed customer base. Due to the acquisition, we may not be able to accurately predict:

•	how the combined business will evolve;

•	the possible impairment of relationships with employees and customers as a result of the integration of the combined businesses; or

•	the impairment of goodwill and other intangible assets resulting from the acquisition.

In addition, we have limited experience integrating remote operations into our organization structure. If we are unable to efficiently manage this integration, we may incur additional expenses and experience delays in our engineering and marketing efforts.

We may make future acquisitions that could cause our business to suffer.

We may continue to make investments in complementary companies, products or technologies. If we buy a company or a division of a company, we may experience difficulty integrating that company or division’s personnel and operations, which could negatively affect our operating results. In addition:

•	the key personnel of the acquired company may decide not to work for us;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management and financial reporting;

•	our ongoing business may be disrupted or receive insufficient management attention;

•	we may not be able to recognize the cost savings or other financial benefits we anticipated; and

•	our increasing international presence resulting from acquisitions may increase our exposure to foreign political, currency, and tax risks.

In connection with future acquisitions, we may be required to assume the liabilities of the companies we acquire. By assuming the liabilities, we may incur liabilities, including liabilities for intellectual property infringement or indemnification of customers of acquired businesses for similar claims, that could materially and adversely affect our business. We may have to incur debt or issue equity securities to pay for any future acquisition, the issuance of which would involve restrictive covenants or be dilutive to our existing stockholders.

We are in the process of establishing our first remote engineering sites which, if not structured and managed effectively, could cause our business to suffer.

We are establishing an engineering service and support facility in Bangalore, India. In addition, due to our acquisition of NurLogic, we perform engineering services in San Diego, California. We have no prior experience in establishing or operating engineering centers outside of our headquarters in Sunnyvale, California. Our expansion of engineering operations to remotely situated offices presents a number of risks including increased difficulty in coordinating our engineering efforts, obtaining required equipment and tools and training new personnel, increased communications and travel costs and potential delays in our engineering efforts.

Our future capital needs may require that we seek debt financing or additional equity funding which, if not available, could cause our business to suffer.

We intend to continue to invest heavily in the development of new intellectual property components and enhancements to our existing intellectual property components. Our future liquidity and capital requirements will depend upon numerous factors, including:

•	the costs and timing of expansion of product development efforts and the success of these development efforts;

•	the costs and timing of expansion of sales and marketing activities;

•	the costs and timing of expansion of our international operations;

•	the extent to which our existing and new intellectual property components gain market acceptance;

•	the cost and timing of future acquisitions, if any;

•	competing technological and market developments;

•	the cost involved in maintaining and enforcing our patent claims and other intellectual property rights and defending against any future claims of intellectual property infringement;

•	the cost of any stock repurchases pursuant to our previously announced stock repurchase program; and

•	the level and timing of license and royalty revenue.

We may raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot be certain that the funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. If we fail to raise capital when needed, our business will be negatively affected, which could cause our stock price to decline.

RISKS RELATED TO OUR MARKET

Our business depends on continued demand for system-on-a-chip integrated circuits and the electronic equipment that incorporate them.

Our business is substantially dependent on the adoption of our technology by integrated circuit manufacturers and on an increasing demand for products requiring complex system-on-a-chip integrated circuits, such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations. Our business is subject to many risks beyond our control that influence the success of our customers including, among others, competition faced by each customer in its particular industry, market acceptance of the customer’s products that incorporate our technology, the engineering, sales and marketing capabilities of the customer and the financial and other resources of the customer. Demand for our intellectual property components may also be affected by consolidation in the integrated circuit and related industries, which may reduce the aggregate level of purchases of our intellectual property components and services by the combined companies.

The revenue we generate from licensing activities depends in large part on the rate at which integrated circuit manufacturers adopt new product generations, which, in turn, is affected by the level of demand for integrated circuits. With increasing complexity in each successive generation of integrated circuit products, we face the risk that the rate of adoption of smaller process geometries for integrated circuit manufacturing may slow. Revenue generated from royalties depends on production and sale of integrated circuits or wafers that incorporate our technology. If the integrated circuit and electronics products industries experience a downturn, our business could suffer.

The integrated circuit industry is cyclical in nature and is currently experiencing a downturn which may negatively affect the growth of our revenue.

The markets for integrated circuit products are cyclical. The integrated circuit industry suffered a sharp decline in orders and revenue in 2001 and 2002 and this weakness has continued in 2003. Many integrated circuit manufacturers and vendors of products incorporating integrated circuits have announced earnings shortfalls and employee layoffs. We believe these conditions negatively affected the rate of growth of our revenue in the past and may negatively affect our business in the future if these conditions persist. The outlook for the electronics industry is uncertain and it is very difficult to predict how long the current downturn will last.

The primary customers for our intellectual property components are integrated circuit design and manufacturing companies. Any significant downturn in our customers’ markets, or domestic and global conditions which result in the reduction of research and development budgets, would likely result in a decline in demand for our intellectual property components and services and could harm our business. In addition, our royalty revenue could decline due to decreases in demand for electronic products. Continued weakness in the integrated circuit and related industries, a reduced number of design starts, shifts in the types of integrated circuits manufactured, tightening of customers’ operating budgets or consolidation among our customers could cause our business to suffer.

If the market for third party intellectual property components does not expand, our business may suffer.

Our ability to achieve sustained revenue growth and profitability in the future will depend on the continued development of the market for third party intellectual property components and, to a large extent, on the demand for system-on-a-chip integrated circuits. System-on-a-chip integrated circuits are characterized by rapid technological change and competition from an increasing number of alternate design strategies such as combining multiple integrated circuits to create a system-on-a-package. We cannot be certain that the market for third party intellectual property components and system-on-a-chip integrated circuits will continue to develop or grow at a rate sufficient to support our business. If either of these markets fails to grow or develops slower than expected, our business may suffer. A significant majority of our existing and potential customers currently rely on components developed internally and/or by other vendors. Our future growth, if any, is dependent on the adoption of, and increased reliance on, third party intellectual property components by both existing and potential customers.

Integrated circuit manufacturing facilities are subject to risk of natural disasters, which, if they were to occur, could harm our revenue and profitability.

Integrated circuit manufacturing facilities have in the past experienced major reductions in foundry capacity due to earthquakes in Taiwan, Japan and California. For example, in 1999 Taiwan experienced several earthquakes which impacted foundries due to power outages, physical damage and employee dislocation. The license component of our revenue depends on manufacturers transitioning to new process geometries. The royalty component of our revenue is directly related to the manufacture and sale of integrated circuits containing our intellectual property components. As a result, our business could suffer if a major integrated circuit manufacturer’s transition to a new process geometry or manufacturing capacity was adversely affected by a natural disaster such as an earthquake, fire, tornado or flood.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY RIGHTS

If we are not able to preserve the value of the intellectual property included in our intellectual property components, our business will suffer.

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

In certain instances, we have elected to rely on trade secret law rather than patent law to protect our proprietary technology. However, trade secrets are difficult to protect. We protect our proprietary technology and processes, in part, through confidentiality agreements with our employees and customers. We cannot be certain that these contracts have not and will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently discovered by competitors.

Effective intellectual property protection may be unavailable or limited in certain foreign jurisdictions, such as China, where we sell our intellectual property components. As a result, we may experience difficulty protecting our intellectual property from misuse or infringement by others in foreign countries. The risks associated with protection of our intellectual property rights in foreign countries are likely to increase as we expand our international operations.

An infringement claim or a significant damage award would adversely impact our operating results.

Substantial litigation and threats of litigation regarding intellectual property rights exist in our industry and the integrated circuit industry. From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to our business. We cannot be certain that we would ultimately prevail in any dispute or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Any infringement claim brought against us, regardless of the duration, outcome or size of damage award, could:

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

In any potential dispute involving our intellectual property, our customers and strategic partners could also become the target of litigation. This could trigger our technical support and indemnification obligations in our license agreements, which could result in substantial expense to us. In addition to the time and expense required for us to supply support or indemnification to our customers and strategic partners, any litigation could severely disrupt or shut down the business of our customers and strategic partners, which in turn would hurt our relations with them and harm our operating results.

From time to time, we may be subject to claims by our customers or customers of the companies we acquire that our intellectual property components or products of acquired companies that have been incorporated into electronic products infringe the intellectual property rights of others. Our future acquisitions, if any, may increase the risk that customers of these companies bring claims of intellectual property infringement or indemnification for intellectual property infringement against us.

We have been notified recently by one of NurLogic’s customers that it is requesting indemnification from NurLogic (now one of our wholly owned subsidiaries) because a complaint had been filed against that customer in November 2002 alleging that some of that customer’s products infringed several third party patents. While we believe that the complaint is without merit with respect to technology licensed by NurLogic, there can be no assurance that a court would not find that the technology licensed by NurLogic does infringe the third party patents. Whether or not the customer’s or NurLogic’s products infringe, the investigation and resolution of this indemnity claim and any related litigation can be expensive and can consume substantial amounts of management time and attention.

Defects in our proprietary technologies and intellectual property components could decrease our revenue and our competitive market share.

If the intellectual property components we provide to a customer contain defects that increase our customers’ cost of goods sold and time to market, the market acceptance of our intellectual property components would be harmed. Any actual or perceived defects in our intellectual property components may also hinder our ability to attract or retain industry partners or customers, leading to a decrease in our revenue. These defects are frequently found during the period following introduction of new proprietary technologies or enhancements to existing proprietary technologies. Our intellectual property components may contain errors or defects not discovered until after volume manufacture of integrated circuits containing our intellectual property components. If our intellectual property components contain errors or defects, we could be required to expend significant resources to alleviate these problems, which could result in the diversion of technical and other resources from our other development efforts. The defects or errors could also result in fewer wafers containing our intellectual property components reaching production, which would reduce our royalty revenue.

RISKS RELATED TO OUR STOCK

Our stock is subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control, and those fluctuations may prevent our stockholders from reselling our common stock at a profit.

The trading price of our common stock has in the past been and could in the future be subject to significant fluctuations in response to:

•	quarterly variations in our results of operations;

•	international political instability, including instability associated with military action in Afghanistan and Iraq, strained relations with North Korea and other conflicts;

•	announcements of technological innovations or new products by us, our customers or competitors;

•	our failure to achieve the operating results anticipated by analysts or investors;

•	sales or the perception in the market of possible sales of a large number of shares of our common stock by our directors, officers, employees or principal stockholders;

•	releases or reports by or changes in security analysts’ recommendations; and

•	developments or disputes concerning patents or proprietary rights or other events.

For example, from January 1, 2002 to March 31, 2003, the trading price of our common stock on the Nasdaq National Market has ranged from a high of $22.30 to a low of $6.84. If our revenue and results of operations are below the expectations of public market securities analysts or investors, significant fluctuations in the market price of our common stock could occur. In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies and often are unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has occurred against that company. The litigation could result in substantial costs and would at a minimum divert management’s attention and resources, which could have a material adverse effect on our business, which could further reduce our stock price. Any adverse decision in the litigation could also subject us to significant liabilities.

Our charter documents, Delaware law and our stockholder rights plan contain provisions that may inhibit potential acquisition bids, which may adversely affect the market price of our common stock, discourage merger offers or prevent changes in our management.

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of the shares without any further vote or action by our stockholders. If we issue any of these shares of preferred stock in the future, the rights of holders of our common stock may be negatively affected. If we issue preferred stock, a change of control of our company could be delayed, deferred or prevented. We have no current plans to issue shares of preferred stock.

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

In December 2001, our board of directors adopted a stockholder rights plan. Under this plan, we issued a dividend of one right for each share of our common stock. Each right initially entitles stockholders to purchase a fractional share of our preferred stock for $115. However, the rights are not immediately exercisable. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of, a certain percentage of our common stock, unless the rights are redeemed by us for $0.001 per right, the rights will become exercisable by all rights holders, except the acquiring person or group, for shares of our preferred stock or the stock of the third party acquirer having a value of twice the right’s then-current exercise price.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes and changes in the market value of our marketable securities. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of high quality corporate issuers and the US government or its agencies. Our investment policy limits the amount of credit exposure to any one issuer. We are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

Cash, cash equivalents and marketable securities in both fixed and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

The table below presents the carrying value and related weighted average interest rates for our cash, cash equivalents and marketable securities. The carrying values approximate fair values at September 30, 2002 and March 31, 2003. All marketable securities mature in one year or less.

Cash, cash equivalents and marketable securities	Carrying value at Mar. 31, 2003	Average rate of return at Mar. 31, 2003	Carrying value at Sept. 30, 2002	Average rate of return at Sept. 30, 2002
	(in thousands)	(annualized)	(in thousands)	(annualized)
Cash and Cash Equivalents—variable rate	$13,136	0.3%	$9,873	0.6%
Money market funds—variable rate	177	1.2	299	1.4
Cash and Cash Equivalents—fixed rate	19,977	0.4	18,987	1.8
Marketable Securities—fixed rate	22,506	2.0%	23,085	2.0%

Total	$55,796		$52,244

Currency risk

Historically, a large portion of our total revenue has been generated from outside of the United States. International revenue as a percentage of our total revenue was approximately 75% for the three months ended March 31, 2003 and 83% for the three months ended March 31, 2002. International revenue as a percentage of our total revenue was approximately 71% for the six months ended March 31, 2003 and 84% for the six months ended March 31, 2002. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. As all of our sales are currently denominated in US dollars, a strengthening of the US dollar could make our intellectual property components less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes. We have not historically engaged in any foreign currency hedging transactions.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We have been notified by Broadcom Corporation that it is requesting indemnification from NurLogic (now one of our wholly owned subsidiaries) because a complaint was filed against Broadcom by STMicroelectronics, Inc. in November 2002 in the United States District Court for the Eastern District of Texas alleging that some of Broadcom’s products infringe several patents owned by STMicroelectronics. STMicroelectronics is seeking both an injunction against Broadcom and monetary damages. Artisan believes that the complaint is without merit with respect to technology licensed by NurLogic to Broadcom, but there can be no assurance that the court will not find that the technology licensed by NurLogic infringes the asserted STMicroelectronics patents. Whether or not Broadcom’s or NurLogic’s products infringe, the investigation and resolution of this indemnity claim and any related litigation can be expensive and can consume substantial amounts of management time and attention.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

In February 2003 the Company issued an aggregate of approximately 745,000 shares of its common stock, valued at approximately $12.9 million, to former shareholders of NurLogic and assumed options to acquire an additional 819,000 shares of its common stock with a weighted average exercise price of $11.89 and a fair value of approximately $11.3 million in connection with the acquisition by the Company of NurLogic. The Company also paid cash of approximately $5.0 million in connection with the acquisition. The shares were issued pursuant to exemptions under Section 4(2), Rule 506(b) and Section 3(a)(11) of the Securities Act of 1933, as amended, based on the limited number of shareholders of NurLogic, the relationship of such shareholders to NurLogic, and the lack of any advertisement or general solicitation in connection with the acquisition. 676,531 shares of Common Stock issued in connection with the acquisition were subsequently registered on Form S-3 (Reg. No. 333-103837) under the Securities Act of 1933, as amended, which registration statement was declared effective on May 9, 2003.

In May 2003, the Company completed a public offering of 4,140,000 shares of its common stock at an offering price of $19.00 per share. The Company sold 2,518,768 shares and selling stockholders sold 1,081,232 shares in the primary offering. Additionally, the Company sold 540,000 shares upon exercise by the underwriters of the over-allotment option. The Company received net proceeds of approximately $54.1 million in connection with this offering.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held March 6, 2003, the stockholders of the Company approved the following matters:

1.	A proposal to elect seven (7) directors of the Company to serve for the ensuing year and until their successors are elected or until such director’s earlier resignation or removal.

Nominee	In Favor	Withheld
Mark R. Templeton	15,224,181	1,078,142
Scott T. Becker	15,281,856	1,020,467
Lucio Lanza	14,933,157	1,369,166
R. Stephen Heinrichs	15,186,819	1,115,504
Robert P. Latta	15,124,994	1,177,329
Morio Kurosaki	14,898,835	1,403,488
Leon Malmed	14,898,835	1,403,488

2.	A proposal to approve the 2003 Stock Plan of the Company was approved by a vote of 7,191,624 for, 6,842,428 against, and 48,874 withheld.

3.	A proposal to approve amendments to the 1997 Director Option Plan to (i) increase the number of shares of Common Stock reserved for issuance thereunder by 150,000 shares, (ii) increase the automatic annual grant to each non-employee director to 15,000 shares, and (iii) provide for the following additional automatic annual grants: 30,000 shares to the Chairman of the Board of Directors, 20,000 shares to the Chairman of the Audit Committee, 10,000 shares to the Chairman of the Compensation Committee and 10,000 shares to the Chairman of the Nominating and Governance Committee was approved by a vote of 7,904,690 for, 6,125,605 against, and 52,631 withheld.

4.	A proposal for the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending September 30, 2003 was approved by a vote of 15,979,635 for, 320,053 opposed, and 2,635 withheld.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Certifications Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

We filed a Current Report on Form 8-K on February 26, 2003 to announce that we acquired NurLogic Design, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2003	ARTISAN COMPONENTS, INC. (Registrant)

	By:	/s/ MARK R. TEMPLETON
Mark R. Templeton President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ JOY E. LEO
Joy E. Leo Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Mark R. Templeton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Artisan Components, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	By:	/s/ MARK R. TEMPLETON
Mark R. Templeton President and Chief Executive Officer

I, Joy E. Leo, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Artisan Components, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	By:	/s/ JOY E. LEO
Joy E. Leo Vice President, Finance and Administration, Chief Financial Officer and Secretary

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
99.1	Certifications Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002