Form 10-Q
period 2003-06-30
ARTISAN COMPONENTS INC
filed 2003-08-14
CIK 1048982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-23649

ARTISAN COMPONENTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0278185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of July 31, 2003, there were 21,919,293 shares of the Registrant’s Common Stock outstanding.

ARTISAN COMPONENTS, INC.

FORM 10-Q

i

ITEM 1. FINANCIAL STATEMENTS

ARTISAN COMPONENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2003	September 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,508	$29,159
Marketable securities	14,817	23,085
Accounts receivable, net	13,345	7,232
Prepaid expenses and other current assets	2,739	2,345

Total current assets	129,409	61,821
Property and equipment, net	6,858	3,499
Goodwill	35,316	13,741
Purchased intangible assets, net	9,851	2,271
Other assets	1,017	1,116

Total assets	$182,451	$82,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$565	$861
Accrued liabilities	8,127	4,081
Deferred revenue, current portion	8,595	5,924

Total current liabilities	17,287	10,866
Deferred revenue	850	812
Other liabilities	1,191	1,610
Deferred tax liability	4,196	—

Total liabilities	23,524	13,288

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized: 50,000; Issued and outstanding: 21,756 and 16,898 shares at June 30, 2003 and September 30, 2002, respectively	22	17
Additional paid in capital	164,013	77,170
Deferred stock-based compensation	(487)	—
Treasury stock	(1,399)	—
Accumulated deficit	(3,222)	(8,027)

Total stockholders’ equity	158,927	69,160

Total liabilities and stockholders’ equity	$182,451	$82,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTISAN COMPONENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
	(unaudited)
Revenue:
License	$15,606	$7,418	$41,520	$18,509
Net royalty	3,313	2,545	7,505	7,026

Total revenue	18,919	9,963	49,025	25,535

Costs and expenses:
Cost of revenue	4,941	2,086	12,428	5,207
Product development	5,695	2,923	13,386	9,041
Sales and marketing	4,092	2,268	10,422	6,339
General and administrative	1,586	1,172	4,819	2,374
Provision for unused lease facility	—	—	—	1,197
In-process research and development	—	—	520	—
Amortization of purchased intangible assets	1,511	492	2,910	1,476

Total costs and expenses	17,825	8,941	44,485	25,634

Operating income (loss)	1,094	1,022	4,540	(99)
Interest and other income	614	195	992	597

Income before provision for income taxes	1,708	1,217	5,532	498
Provision for income taxes	274	75	727	192

Net income	$1,434	$1,142	$4,805	$306

Net income per share:
Basic	$0.07	$0.07	$0.26	$0.02

Diluted	$0.06	$0.06	$0.23	$0.02

Shares used in computing net income per share:
Basic	20,359	16,780	18,447	16,669

Diluted	22,873	18,222	20,634	18,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTISAN COMPONENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended June 30,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net income	$4,805	$306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,405	3,016
Allowance for doubtful accounts	83	—
Gain on disposal of property and equipment	9	—
Amortization of deferred stock-based compensation	209	—
In-process research and development	520	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(4,468)	(2,954)
Prepaid expenses and other current assets	(134)	(885)
Other assets	634	49
Accounts payable	(2,599)	424
Accrued liabilities	(759)	(97)
Deferred revenue	1,540	3,762
Other liabilities	(1,047)	700

Net cash provided by operating activities	3,198	4,321

Cash flows from investing activities:
Purchase of property and equipment	(3,201)	(653)
Purchase of marketable securities	(26,195)	(27,578)
Proceeds from the sale of marketable securities	34,463	19,943
Acquisition of NurLogic, net of cash acquired	(372)	—

Net cash provided by (used in) investing activities	4,695	(8,288)

Cash flows from financing activities:
Proceeds from issuance of common stock related to secondary offering	53,297	—
Proceeds from issuance of common stock related to exercise of employee stock options	7,920	2,280
Proceeds from repayment of stockholders’ note receivable	240	—

Net cash provided by financing activities	61,457	2,280

Net increase (decrease) in cash and cash equivalents	69,350	(1,687)
Cash and cash equivalents, beginning of period	29,159	31,592

Cash and cash equivalents, end of period	$98,509	$29,905

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The September 30, 2002 balance sheet data was derived from audited financial statements and does not include all disclosures required by GAAP. Operating results for the three and nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003 or any other future period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended September 30, 2002 included in the Company’s Annual Report on Form 10-K as filed with the SEC.

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

Net Income Per Share

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

A reconciliation of the numerator and denominator of basic and diluted EPS was as follows (in thousands, except per share amounts):

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Net income	$1,434	$1,142	$4,805	$306

Weighted average shares—Basic	20,359	16,780	18,447	16,669
Effect of dilutive potential common shares	2,514	1,442	2,187	1,488

Weighted average shares—Diluted	22,873	18,222	20,634	18,157

Net income per share:
Basic	$0.07	$0.07	$0.26	$0.02

Diluted	$0.06	$0.06	$0.23	$0.02

Employee stock options to purchase approximately 26,000 shares with a weighted average exercise price of $22.04 and 269,000 shares with a weighted average exercise price of $18.71 for the three and nine months ended June 30, 2003 and 641,000 shares with a weighted average exercise price of $14.12 and 569,000 shares with a weighted average exercise price of $14.01 for the three and nine months ended June 30, 2002, respectively were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The following is a summary of the effect on net income and earnings per share if the Company had applied a fair value method prescribed by SFAS 123 to account for stock-based compensation for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Net income, as reported	$1,434	$1,142	$4,805	$306
Add: Employee stock-based compensation expense included in reported net income	150	—	209	—
Deduct: Employee stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,790)	(2,490)	(10,416)	(7,537)

Pro forma net loss	$(2,206)	$(1,348)	$(5,402)	$(7,231)

Net income/(loss) per share
As reported
Basic income per share	$0.07	$0.07	$0.26	$0.02

Diluted income per share	$0.06	$0.06	$0.23	$0.02

Pro forma
Basic (loss) per share	$(0.11)	$(0.08)	$(0.29)	$(0.43)

Diluted (loss) per share	$(0.11)	$(0.08)	$(0.29)	$(0.43)

These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

In connection with the acquisition of NurLogic Design, Inc. (“NurLogic”) on February 19, 2003, the Company recorded a total of $696,000 in deferred compensation, representing the difference between the deemed fair value of its common stock at the date of option grant and the exercise price of such options. The Company has recorded a total of $150,000 and $209,000 in stock-based compensation expense for the three and nine months ended June 30, 2003, respectively. For the three months ended June 30, 2003, stock-based compensation expense related to $11,000 for cost of revenue, $98,000 for product development, $31,000 for sales and marketing and $10,000 general and administrative expense. For the nine months ended June 30, 2003, stock-based compensation expense related to $15,000 for cost of revenue, $135,000 for product development, $43,000 for sales and marketing and $16,000 general and administrative expense.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. The consolidation requirements of FIN No. 46 are effective immediately for VIE’s created after January 31, 2003. The consolidation requirements for older VIE’s are effective for financial statements of interim or annual periods beginning after June 15, 2003. Certain of the disclosure requirements are effective for all financial statements issued after January 31, 2003, regardless of when the VIE was established. The adoption of FIN No. 46 will not have an impact on the Company’s historical financial position or results of operations.

In May, 2003 the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that falls within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, which for Artisan is the quarter ending September 30, 2003. The adoption of SFAS No. 150 will not have an impact on the Company’s historical financial position or results of operations.

Note 2. Acquisition of NurLogic

On February 19, 2003, the Company acquired NurLogic, a provider of integrated circuit intellectual property, whose technology adds complementary analog, mixed-signal and communications components to the Company’s product portfolio. The Company acquired NurLogic for consideration consisting of approximately $5.0 million in cash, 745,000 shares of common stock, valued at approximately $12.9 million, and assumed options to acquire 819,000 shares of common stock with a weighted average exercise price per share of $11.89 and a fair value of approximately $11.3 million. The Company is currently in the process of completing the integration of the workforce and operations of NurLogic. The Company also incurred approximately $1.5 million in transaction fees, including legal, valuation and accounting fees. The purchase price of approximately $30.7 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date.

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

The following table summarizes the estimated fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Cash	$3,680
Accounts receivable	1,728
Other current assets	260
Property and equipment	1,662
Other non-current assets	535
Notes receivable from stockholder	240

Total tangible assets acquired	8,105
Accounts payable and accrued liabilities	(4,682)
Deferred revenue	(1,169)
Other non-current liabilities	(628)

Total liabilities assumed	(6,479)

Net tangible assets acquired	$1,626

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

Fair value of net tangible assets acquired	$1,626
Intangible assets acquired:
Developed technology	9,240
Customer base	910
Order backlog	340
In-process research and development	520
Deferred stock-based compensation	696
Deferred tax liability	(4,196)
Goodwill	21,575

Purchase price	$30,711

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

Customer base and order backlog. The customer base of $910,000 and order backlog of $340,000 represented the fair value of the existing customer relationships and maintenance agreements. To estimate the fair value of the customer base and order backlog, a cost approach (replacement value) was used. The customer base and order backlog are being amortized over their estimated useful lives of two to three years for customer base and nine months for order backlog.

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

Goodwill. Goodwill of approximately $21.6 million represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. NurLogic’s technology added complementary analog, mixed-signal and communication components to the Company’s existing product portfolio and allowed the Company to provide more comprehensive products and pursue expanded market opportunities. These opportunities, along with the ability to hire the NurLogic workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. In accordance with SFAS 142, the Company is not amortizing goodwill relating to the NurLogic acquisition. The Company will carry the goodwill at cost and test it for impairment annually and whenever events indicate that an impairment may have occurred.

The results of operations of NurLogic are included in the Company’s Condensed Consolidated Statement of Operations from the date of the acquisition. If the Company had acquired NurLogic at the beginning of the periods presented, the Company’s unaudited pro forma revenue, net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Revenue	$18,919	$12,830	$54,172	$33,679
Net income (loss)	1,434	729	(4,212)	(1,343)
Net income (loss) per share—basic	0.07	0.04	(0.23)	(0.08)
Net income (loss) per share—diluted	0.06	0.04	(0.23)	(0.08)
Shares used in computing net income (loss) per share—basic	20,359	16,780	18,447	16,669
Shares used in computing net income (loss) per share—diluted	22,873	18,222	18,447	16,669

Note 3. Goodwill and Purchased Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended June 30, 2003 were as follows (in thousands):

Balance as of September 30, 2002	$13,741
Acquisition of NurLogic	$21,575

Balance as of June 30, 2003	$35,316

Purchased intangible assets of the Company were subject to amortization in all periods presented. The following is a summary of purchased intangible assets for the periods indicated (in thousands):

	June 30, 2003			September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$14,578	$(5,605)	$8,973	$5,338	$(3,114)	$2,224
Non-compete agreement	376	(376)	—	376	(329)	47
Customer base	910	(128)	782	—	—	—
Order Backlog	340	(244)	96	—	—	—

Total	$16,204	$(6,353)	$9,851	$5,714	$(3,443)	$2,271

The estimated future amortization expense of purchased intangible assets as of June 30, 2003 was as follows (in thousands):

Remainder of 2003	$1,437
2004	4,029
2005	2,414
2006	1,453
2007	518

Total	$9,851

Note 4. Commitments and Contingencies

The following table represents the future minimum annual lease payments of the Company as of June 30, 2003 (in thousands):

Remainder of 2003	$794
2004	3,222
2005	2,746
2006	2,766
2007 and thereafter	4,086

Total minimum annual lease payments	$13,614

The Company rents its office facility in Sunnyvale, California under a non-cancelable operating lease that expires in 2008. Under the terms of the lease, the Company is responsible for a proportionate amount of taxes, insurance and common area maintenance costs. The Company also leases an office facility in San Diego, California under a non-cancelable operating lease that expires in 2006.

The Company continues to lease its previous facility in Sunnyvale under a non-cancelable lease that expires in 2004. For the nine months ended June 30, 2002, the Company did not sublease this building and as a result, recorded an additional $1.2 million loss to provide for the loss through the expiration of the lease.

As of May 26, 2003, the Company entered into an operating lease, which expires in 2006, for its engineering services and support facility in Bangalore, India.

The Company also leases facilities for its sales and support office in Paris, France and Tokyo, Japan. The lease for our Paris facility expires in 2005, and the lease for our Tokyo facility expires in 2004.

Under the indemnification provision included in the Company’s standard software license agreements, the Company agrees to defend the licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights of such third party, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensee. From time to time, the Company may be subject to claims by its customers or customers of the companies it acquires that its intellectual property components or products of acquired companies that have been incorporated into its products infringe the intellectual property rights of others.

The Company was notified by one of NurLogic’s customers that it is requesting indemnification from NurLogic (the successor entity of NurLogic is now a wholly owned subsidiary of the Company) because a complaint had been filed against the customer in November 2002 alleging that some of the customer’s products infringed several third party patents. The Company believes that the complaint is without merit with respect to technology licensed by NurLogic. There can be no assurance that a court would not find that the technology licensed by NurLogic does infringe the third party patents. Whether or not the customer’s or NurLogic’s products infringe, the investigation and resolution of this indemnity claim and any related litigation can be expensive and can consume substantial amounts of management time and attention. No amounts have been recorded in the financial statements for any contingency associated with this matter.

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

The distribution of revenue by geographic area for the periods presented was (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Revenue from Unaffiliated Customers:
Asia—Taiwan	$3,700	$4,042	$10,044	$11,786
Asia—Japan	2,216	425	5,064	1,061
Asia—Malaysia	1,832	895	5,819	925
Asia—Singapore	723	383	3,316	2,115
Asia—Korea	1,324	271	2,275	1,630
Asia—Other	1,239	—	2,211	20

Asia Total	11,034	6,017	28,729	17,537
United States and Canada	7,113	3,164	15,936	5,714
Europe	772	782	4,360	2,284

	$18,919	$9,963	$49,025	$25,535

The distribution of long-term assets by geographic region for the periods presented was (in thousands):

	June 30, 2003	September 30, 2002
Long-Term Assets, Net:
United States	$52,643	$20,609
Other	399	18

	$53,042	$20,627

The Company has been dependent on a relatively small number of customers for a large portion of its total revenue, although the customers comprising this group have changed from time to time. Revenue from individual customers equal to 10% or more of our total revenue was as follows:

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
A	25%	—%	21%	—%
B	17	32	18	38
C	—	13	—	—
D	—	11	—	—

Note 6. Stockholders’ Equity Transactions

On January 11, 2003, two officers of the Company exercised stock options to purchase 150,000 shares of the Company’s common stock at an exercise price of $7.70 per share. As consideration for the exercise of the stock options and the related taxes, the officers transferred 77,000 shares of common stock of the Company to the Company at the then current market price of $18.28. The Company recorded $1.4 million as treasury stock related to this transaction.

On May 12, 2003, the Company completed the sale of 2,518,768 newly issued shares of its common stock at $19.00 per share. In addition, the Company completed the sale of 540,000 shares to cover over-allotments on May 14, 2003. Net total proceeds from the sales were $53.3 million.

Note 7. Rights Outstanding

In December 2001, the Company’s board of directors adopted a stockholder rights plan. Under this plan, the Company issued a dividend of one right for each share of our common stock. Each right initially entitles stockholders to purchase a fractional share of the Company’s preferred stock for $115. However, the rights are not immediately exercisable. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of a certain percentage of the Company’s common stock, unless the rights are redeemed by the Company for $0.001 per right, the rights will become exercisable by all rights holders, except the acquiring person or group, for shares of the Company’s preferred stock or the stock of the third party acquirer having a value of twice the right’s then-current exercise price.

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

OVERVIEW

We are a leading provider of physical intellectual property components for the design and manufacture of complex integrated circuits, known as system-on-a-chip integrated circuits. Our products include embedded memory, standard cell and input/output components, which are designed to achieve the best combination of performance, density, power and yield for a given manufacturing process. Our intellectual property components are pre-tested by producing them in silicon to ensure that they perform to specification. This enables designers to reduce the risk of design failure and gain valuable time to market. We license our products to customers for the design and manufacture of integrated circuits used in complex, high volume applications such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers, workstations and other electronic applications.

We derive a substantial majority of our revenue from integrated circuit manufacturers who pay license fees and royalties to us to use our intellectual property components in the products they manufacture. These integrated circuit manufacturing customers work with integrated circuit designers who incorporate our intellectual property components in their designs. Our customers include:

•	independent manufacturing facilities, such as Taiwan Semiconductor Manufacturing Company, or TSMC, and United Microelectronics Corporation, which are known as foundries;

•	integrated device manufacturers, such as National Semiconductor Corporation, which are integrated circuit companies that design and manufacture their own integrated circuit products;

•	application specific integrated circuit manufacturers, such as International Business Machines Corporation, or IBM, and NEC Corporation, which are integrated circuit companies that manufacture products for their customers;

•	system manufacturers, such as Sharp Electronics Corporation and Sony Corporation, which are integrated companies that design and manufacture integrated circuits for use in their electronic products; and

•	fabless integrated circuit companies, such as NVIDIA Corporation and ATI Technologies, Inc., which are integrated circuit companies that do not have their own manufacturing facilities but use our intellectual property components in their designs.

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

SOURCES OF REVENUE

The license of our intellectual property components to an integrated circuit manufacturer typically involves a sales cycle of three to nine months and often coincides with an integrated circuit manufacturing customer’s migration to a new manufacturing process. Our contracts with integrated circuit manufacturers generally require them to pay a license fee for each product delivered under a contract. Generally, our license contracts involve multiple products. Throughout the production cycle, integrated circuit manufacturers often request additional products or modifications to existing products that result in additional license revenue. Our contracts generally require payment of a portion of the license fees upon signing of the contract with the final payment due within 30 to 60 days after delivery, which generally takes six to nine months from the contract signing date.

We have been dependent on a relatively small number of integrated circuit manufacturing customers for a substantial portion of our revenue, although the integrated circuit manufacturers comprising this group have changed from time to time. For the three months ended June 30, 2003, IBM accounted for 25% of total revenue and TSMC accounted for 17% of total revenue. For the three months ended June 30, 2002, TSMC accounted for 32% of total revenue, Jazz Semiconductor accounted for 13% of revenue and National Semiconductor accounted for 11% of total revenue. For the nine months ended June 30, 2003, IBM accounted for 21% of total revenue and TSMC accounted for 18% of total revenue. For the nine months ended June 30, 2002, TSMC accounted for 38% of total revenue. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing our products.

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

We derive a substantial majority of our total revenue from fees associated with the sale of licenses, including maintenance and support fees. Of these components, maintenance and support fees have historically represented less than 10% of license revenue. Together, these license, maintenance and support fees accounted for 82% of total revenue in the three months ended June 30, 2003 and 74% of total revenue in the three months ended June 30, 2002. These license, maintenance and support fees accounted for 85% of total revenue in the nine months ended June 30, 2003 and 72% of total revenue in the nine months ended June 30, 2002. We expect that license revenue will continue to account for a substantial portion of our total revenue for the foreseeable future.

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

To date, a substantial portion of our net royalty revenue has been derived from one integrated circuit manufacturer, TSMC. TSMC accounted for 79% of our net royalty revenue in the three months ended June 30, 2003 and 88% for the three months ended June 30, 2002. TSMC accounted for 77% of our net royalty revenue in the nine months ended June 30, 2003 and 90% for the nine months ended June 30, 2002. Net royalty revenue as a percentage of total revenue was 18% for the three months ended June 30, 2003 and 26% for the three months ended June 30, 2002. Net royalty revenue as a percentage of total revenue was 15% for the nine months ended June 30, 2003 and 28% for the nine months ended June 30, 2002.

Historically, a large portion of our total revenue has been generated from outside of the United States. International revenue as a percentage of our total revenue was approximately 62% for the three months ended June 30, 2003 and 68% for the three months ended June 30, 2002. International revenue as a percentage of our total revenue was approximately 68% for the nine months ended June 30, 2003 and 78% for the nine months ended June 30, 2002. We anticipate that international revenue will remain a substantial portion of our total revenue for the foreseeable future. As all of our sales are currently denominated in US dollars, a strengthening of the US dollar could make our intellectual property components less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes. We have not historically engaged in any foreign currency hedging transactions.

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

We recognize and report revenue in two separate categories: license revenue and net royalty revenue. License revenue is comprised of license, maintenance and support fees. License fees are derived from the purchase of a license for our products. Maintenance fees are derived from maintenance contracts with our integrated circuit manufacturing customers, which are generally purchased at the same time as a license for the product. Support fees are derived from arrangements with integrated circuit designers to support the use of our intellectual property components in their designs. Royalty revenue is derived from fees based on the selling prices of integrated circuits or wafers containing our intellectual property components.

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

For arrangements with multiple elements, such as product licenses and maintenance services, we allocate revenue to each element of a transaction based upon its fair value as determined in reliance on vendor specific objective evidence. Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those licensed products and services when sold separately and for maintenance is additionally measured by the renewal rate. If we cannot objectively determine the fair value of any undelivered element included in license arrangements, we defer revenue until all elements are delivered, all services have been performed or fair value can objectively be determined. When the fair value of a license element has not been established, we use the residual method to record license revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the fee is allocated to the delivered elements and is recognized as revenue.

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

Goodwill impairments

On October 1, 2001, we adopted SFAS 142 and are required to analyze our goodwill for impairment. The determination of the carrying value of goodwill requires us to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We perform goodwill impairment tests on an annual basis and between annual tests whenever events may indicate an impairment may have occurred. In response to future changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of goodwill.

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

Accounting for income taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider historical taxable income, expectations and risks associated with our estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As of June 30, 2003, we recorded a full valuation allowance against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all or part of the deferred tax asset in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made.

ACQUISITIONS

In February 2003, we acquired NurLogic Design, Inc. (“NurLogic”) for consideration consisting of approximately $5.0 million in cash, 745,000 shares of common stock, valued at approximately $12.9 million, and assumed options to acquire 819,000 shares of common stock with a weighted average exercise price per share of $11.89 and a fair value of approximately $11.3 million. NurLogic’s technology adds complementary analog, mixed-signal and communication components to our product portfolio. Our acquisition of NurLogic has resulted in a significant increase in our costs and expenses relating primarily to the increased headcount and amortization of purchased intangible assets. This increase in our costs and expenses has affected and will continue to affect the comparability of our financial statements in future periods.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of our total revenue:

	Three Months Ended June 30,		Nine months Ended June 30,
	2003	2002	2003	2002
Revenue:
License	82.5%	74.5%	84.7%	72.5%
Net royalty	17.5	25.5	15.3	27.5

Total revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of revenue	26.1	20.9	25.3	20.4
Product development	30.1	29.3	27.3	35.4
Sales and marketing	21.6	22.8	21.3	24.8
General and administrative	8.4	11.8	9.8	9.3
Provision for unused lease facility	—	—	—	4.7
In-process research and development	—	—	1.1	—
Amortization of purchased intangible assets	8.0	4.9	5.9	5.8

Total costs and expenses	94.2	89.7	90.7	100.4

Operating income (loss)	5.8	10.3	9.3	(0.4)
Interest and other income	3.2	2.0	2.0	2.3

Income before provision for income taxes	9.0	12.2	11.3	2.0
Provision for income taxes	1.4	0.8	1.5	0.8

Net income	7.6%	11.5%	9.8%	1.2%

Three and Nine Months Ended June 30, 2003 and 2002

Total revenue

Total revenue increased $8.9 million, or 90%, to $18.9 million for the three months ended June 30, 2003 from $10.0 million for the three months ended June 30, 2002, due to an increase of $8.2 million in license revenue related to an increase in the sale of our intellectual property components and an increase of $768,000 in net royalty revenue. Total revenue increased $23.5 million, or 92%, to $49.0 million for the nine months ended June 30, 2003 from $25.5 million for the nine months ended June 30, 2002, due to an increase of $23.0 million in license revenue related to an increase in the sale of our intellectual property components and an increase of $479,000 in net royalty revenue.

Gross royalty payments are calculated based on the selling price of integrated circuits or wafers containing our intellectual property components. Gross royalties were $4.5 million for the three months ended June 30, 2003 and $3.6 million for the three months ended June 30, 2002. From these amounts, $1.2 million was credited to integrated circuit manufacturing customers’ accounts in the three months ended June 30, 2003 and $1.0 million was credited to integrated circuit manufacturing customers’ accounts in the three months ended June 30, 2002, in each case, for use as payment of license fees for future orders, if any. The remaining portion of gross royalty revenue, or $3.3 million for the three months ended June 30, 2003 and $2.5 million for the three months ended June 30, 2002 was reported as net royalty revenue, including a non-recurring royalty adjustment of $934,000. Gross royalties were $10.2 million for the nine months ended June 30, 2003 and $10.0 million for the nine months ended June 30, 2002. From these amounts, $2.7 million was credited to integrated circuit manufacturing customers’ accounts in the nine months ended June 30, 2003 and $3.0 million was credited to integrated circuit manufacturing customers’ accounts in the nine months ended June 30, 2002, in each case, for use as payment of license fees for future orders, if any. The remaining portion of gross royalty revenue, or $7.5 million for the nine months ended June 30, 2003 and $7.0 million for the nine months ended June 30, 2002 was reported as net royalty revenue.

Gross royalties for the three and six months ended June 30, 2003 included a non-recurring royalty adjustment of $1.3 million relating to the manufacture and sale of royalty bearing integrated circuits or wafers that took place during earlier periods. We believe that gross royalties for the three and nine months ended June 30, 2003 as compared to the three and nine months ended June 30, 2002 have not increased at a rate similar to license revenue during these periods due to the delay in generation of royalty revenue following the licensing of our products by manufacturers. This delay is due to the time lag between delivery and application of our intellectual property components early in the integrated circuit design process and the manufacture in volume and sale of royalty bearing integrated circuits or wafers. The time lag between the delivery of our intellectual property components to a customer and the manufacture in volume of integrated circuits containing our intellectual property components may be three years or longer. Furthermore, we believe that continued weakness in integrated circuit production worldwide has adversely affected royalty revenue.

Costs and expenses

Cost of revenue

Engineering efforts devoted to developing products as part of specific customer projects are recognized as cost of revenue. Cost of revenue increased $2.8 million, or 137% to $4.9 million for the three months ended June 30, 2003 from $2.1 million for the three months ended June 30, 2002. The absolute dollar increase in cost of revenue of $2.9 million for the three months ended June 30, 2003 from the three months ended June 30, 2002 was primarily due to increased engineering hours allocated to revenue-generating projects of $2.7 million and an increase of $178,000 in headcount, personnel and facilities expenses as a result of employee hires and other acquisition related costs. The lower license margin realized for the three months ended June 30, 2003 was primarily due to our investment in development of our 90 nanometer and analog and mixed-signal products, as well as lower efficiency due to the training of our employees from India.

Cost of revenue increased $7.2 million, or 139% to $12.4 million for the nine months ended June 30, 2003 from $5.2 million for the nine months ended June 30, 2002. The absolute dollar increase in cost of revenue of $7.2 million for the nine months ended June 30, 2003 from the nine months ended June 30, 2002 was primarily due to increased engineering hours allocated to revenue-generating projects of $6.6 million, an increase of $394,000 in outside services expenses and increased headcount, personnel and facilities expenses of $220,000 partially as a result of employee hires and other acquisition related costs.

Operating expenses

Product development expenses. Engineering costs incurred for general development of our technology are charged to product development and are expensed as incurred. Product development expenses increased $2.8 million, or 95% to $5.7 million for the three months ended June 30, 2003 from $2.9 million for the three months ended June 30, 2002. The absolute dollar increase in product development expenses of $2.8 million for the three months ended June 30, 2003 from the three months ended June 30, 2002 was primarily due to an increase of $3.4 million in headcount and personnel expenses partially as a result of employee hires and other acquisition related costs, increased use of outside services of $539,000, increased supplies and materials expenses of $472,000, increased facility costs of $450,000 and increased expenses attributable to establishing operations in India of $320,000, but was partially offset by increased engineering hours allocated to revenue generating projects of $2.3 million and decreased legal expenses of $68,000.

Product development expenses increased $4.4 million, or 48% to $13.4 million for the nine months ended June 30, 2003 from $9.0 million for the nine months ended June 30, 2002. The absolute dollar increase in product development expenses of $4.4 million for the nine months ended June 30, 2003 from the nine months ended June 30, 2002 was due to an increase in headcount and personnel expenses of $7.4 million, primarily as a result of employee hires and other acquisition related costs, increased supplies and materials expense of $1.7 million, increased use of outside services of $1.0 million, increased expenses attributable to establishing operations in India of $781,000, increased facilities expense of $530,000, and increased travel expense of $42,000, but was largely offset by increased engineering hours allocated to revenue generating projects of $6.9 million and decreased legal expenses of $258,000. We expect that product development expenses will increase in absolute dollars.

Sales and marketing expenses. Sales and marketing expenses include salaries, commissions, travel expenses, costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses increased $1.8 million, or 80%, to $4.1 million for the three months ended June 30, 2003 from $2.3 million for the three months ended June 30, 2002. The absolute dollar increase in sales and marketing expenses of $1.8 million for the three months ended June 30, 2003 from the three months ended June 30, 2002 was primarily attributable to increased headcount and personnel expenses of $1.2 million, due in part to employee hires and other acquisition related costs, increased commission expenses of $392,000 to support increased sales activity, increased facilities expenses of $142,000 and increased supplies and consulting expenses of approximately $71,000.

Sales and marketing expenses increased $4.1 million, or 64%, to $10.4 million for the nine months ended June 30, 2003 from $6.3 million for the nine months ended June 30, 2002. The absolute dollar increase in sales and marketing expenses of $4.1 million for the nine months ended June 30, 2003 from the nine months ended June 30, 2002 was primarily attributable to increased headcount and personnel expenses of $2.6 million as a result of employee hires and other acquisition related costs, increased commission and travel expenses of $1.1 million to support increased sales activity, increased supplies and materials costs of $107,000, increased facility expenses of $99,000, increased marketing expenses of $74,000 and increased outside services costs of $40,000. We expect sales and marketing expenses to increase in absolute dollars.

General and administrative expenses. General and administrative expenses increased $414,000, or 35%, to $1.6 million for the three months ended June 30, 2003 from $1.2 million for the three months ended June 30, 2002. The absolute dollar increase in general and administrative expenses of $414,000 for the three months ended June 30, 2003 from the three months ended June 30, 2002 was primarily due to an increase of $303,000 in headcount and personnel related expenses, as a result of employee hires and other acquisition related costs and increased legal, accounting and other outside consulting expenses of approximately $122,000.

General and administrative expenses increased $2.4 million, or 103% to $4.8 million for the nine months ended June 30, 2003 from $2.4 million for the nine months ended June 30, 2002. The absolute dollar increase in general and administrative expenses of $2.4 million for the nine months ended June 30, 2003 from the nine months ended June 30, 2002 was due to increased headcount and personnel related expenses of $1.5 million, as a result of employee hires and other acquisition related costs in part, increased legal, accounting and other outside consulting expenses of approximately $355,000, increased allowance for doubtful accounts expense of $364,000 due to the reduction of the allowance for doubtful accounts provision in the prior period, increased facility and miscellaneous costs of $139,000 and increased travel expenses of $54,000. We expect general and administrative expenses to increase in absolute dollars.

Provision for unused lease facility. We continue to lease our previous facility in Sunnyvale under a non-cancelable lease that expires in 2004. As a result of this continuing obligation, we accrued an additional loss of $1.2 million for the unused leased facility in the nine months ended June 30, 2002, in order to provide for the loss through the expiration of the lease.

In-process research and development. In-process research and development expense of $520,000 for the nine months ended June 30, 2003 was due to our acquisition of NurLogic in February 2003.

Amortization of intangible assets. Amortization of intangible assets relating to our acquisitions was $1.5 million for the three months ended June 30, 2003 and $492,000 for the three months ended June 30, 2002. The absolute dollar increase in amortization of intangible assets of $1.0 million for the three months ended June 30, 2003 from the three months ended June 30, 2002 was due to the acquisition of NurLogic in February 2003.

Amortization of intangible assets relating to acquisitions was $2.9 million for the nine months ended June 30, 2003 and $1.5 million for the nine months ended June 30, 2002. The absolute dollar increase in amortization of intangible assets of $1.4 million for the nine months ended June 30, 2003 from the nine months ended June 30, 2002 was due to the acquisition of NurLogic in February 2003.

Interest and other income

Interest and other income increased $419,000, or 215% to $614,000 for the three months ended June 30, 2003 from income of $195,000 for three months ended June 30, 2002. The absolute dollar increase of $419,000 is primarily attributable to interest income related to higher cash, cash equivalent and marketable securities balances. Interest and other income increased $395,000, or 66% to $992,000 for the nine months ended June 30, 2003 from $597,000 for nine months ended June 30, 2002. The increase of $395,000 is primarily attributable to interest income related to higher cash, cash equivalent and marketable securities balances.

Provision for income taxes

We have recorded a tax provision of $274,000 and $75,000 for the three months ended June 30, 2003 and June 30, 2002 respectively, and $727,000 and $192,000 for the nine months ended June 30, 2003 and June 30, 2002, respectively. The tax provisions for the three and nine months ended June 30, 2003 and June 30, 2002 are the result of the alternative minimum tax and foreign withholding tax.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the nine months ended June 30, 2003 of $3.2 million was primarily attributable to net income of $4.8 million, non-cash charges of $5.2 million, an increase in deferred revenue of $1.5 million and a decrease in other assets of $634,000, but was partially offset by an increase in accounts receivable of $4.5 million, a decrease in accounts payable of $2.6 million, a decrease in other liabilities of $1.0 million and a decrease in accruals of $759,000. Net cash provided by operating activities in the nine months ended June 30, 2002 of $4.3 million was primarily attributable to an increase in deferred revenue of $3.8 million, non-cash charges of $3.0 million, an increase in other liabilities of $700,000, an increase in accounts payable of $424,000 and net income of $306,000, partially offset by a increase in accounts receivable of $2.9 million and an increase in prepaid and other current assets of $885,000. The changes in working capital were due to the timing of payments to suppliers in order to optimize discounts and payment periods. The changes in receivables were due to increased billing activities. Our revenue contracts generally require payment of a portion of the license fees upon signing of the contracts with the final payment due within 30 to 60 days after delivery, which generally takes six to nine months from the contract signing date. As such, fluctuations in revenue generally do not correlate directly with the fluctuations in accounts receivable. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including but not limited to fluctuations in our operating results, accounts receivable collections and the timing of tax and other payments.

Net cash provided by investing activities in the nine months ended June 30, 2003 of $4.7 million was primarily attributable to a net decrease in marketable securities of $8.2 million, but was partially offset by purchases of property and equipment of $3.2 million and $372,000 related to the acquisition of Nurlogic, net of cash acquired. Net cash used in investing activities in the nine months ended June 30, 2002 of $8.3 million was primarily attributable to the net increase of marketable securities of $7.6 million and purchases of property and equipment of $653,000.

Net cash provided by financing activities in the nine months ended June 30, 2003 of $61.5 million was primarily attributable to net proceeds of approximately $53.3 million from our May 2003 sale of 3.1 million shares of newly issued common stock, proceeds of $7.9 million from the issuance of common stock to employees upon the exercise of stock options and purchases under our employee stock purchase plan and proceeds of $240,000 from the repayment of a stockholder note receivable. Net cash provided by financing activities in the nine months ended June 30, 2002 of $2.3 million consisted of proceeds from the issuance of common stock to employees upon the exercise of stock options and purchases under our employee stock purchase plan.

We intend to continue to invest heavily in the development of new products and enhancements to our existing intellectual property components. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities and our international operations, the extent to which our existing and new intellectual property components gain market acceptance, the costs, timing and integration of future acquisitions, if any, competing technological and market developments, the costs involved in maintaining, defending and enforcing patent claims and other intellectual property rights, the level and timing of license and royalty revenue and other factors. We do not currently have any borrowing facilities other than an equipment lease line of $296,000 as of June 30, 2003, which expires in December 2004. We believe that our current cash, cash equivalents and investment balances and any cash generated from operations and the proceeds from our May 2003 secondary offering, will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, from time to time, we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or intellectual property components. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

We do not have any investments in special purpose entities, undisclosed borrowings or debt or off-balance sheet arrangements other than operating leases on our facilities. Additionally, we have not entered into any derivative contracts, nor do we have any synthetic leases. At June 30, 2003, we had no foreign currency contracts outstanding.

The following table represents our future commitments under minimum annual lease payments reflecting our commitments as of June 30, 2003 (in thousands):

Remainder of 2003	$794
2004	3,222
2005	2,746
2006	2,766
2007 and thereafter	4,086

Total minimum future lease payments	$13,614

We rent our current office facility in Sunnyvale, California under a non-cancelable operating lease that expires in 2008. Under the terms of the lease, we are responsible for a proportionate amount of taxes, insurance and common area maintenance costs. We also lease an office facility in San Diego, California under a non-cancelable operating lease that expires in 2006.

We continue to lease our previous facility in Sunnyvale under a non-cancelable lease that expires in 2004. For the three and nine months ended June 30, 2002, we did not sublease this building and as a result, recorded an additional $1.2 million loss to provide for the loss through the expiration of the lease.

As of May 26, 2003, we entered into an operating lease, which expires in 2006, for our engineering services and support facility in Bangalore, India.

We also continue to lease facilities for our sales and support offices in Paris, France and Tokyo, Japan. The lease for our Paris facility expires in 2005, and the lease for our Tokyo facility expires in 2004.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. The consolidation requirements of FIN No. 46 are effective immediately for VIE’s created after January 31, 2003. The consolidation requirements for older VIE’s are effective for financial statements of interim or annual periods beginning after June 15, 2003. Certain of the disclosure requirements are effective for all financial statements issued after January 31, 2003, regardless of when the VIE was established. The adoption of FIN No. 46 will not have an impact on the Company’s historical financial position or results of operations.

In May, 2003 the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that falls within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, which for Artisan is the quarter ending September 30, 2003. The adoption of SFAS No. 150 will not have an impact on the Company’s historical financial position or results of operations.

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

Although we were profitable in fiscal 2002 and the three and nine months ended June 30, 2003, we incurred net operating losses in fiscal 1999, fiscal 2001 and the first nine months of fiscal 2002. If our revenue in future periods increases more slowly than we expect, or not at all, we may not maintain profitability. In addition, most of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. We expect to continue to incur significant expenses in connection with product development, operational and administrative activities and expansion of our sales and marketing efforts. As a result, we will need to increase revenue relative to increases in operating costs to maintain profitability. We may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to maintain profitability, our business and financial condition would suffer, we could lose the benefit of tax credits and deferred tax assets and our stock price could decline.

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

Once we receive and accept an order for a customized product from an integrated circuit manufacturer, we must commit significant resources to customizing our products for the integrated circuit manufacturer’s manufacturing process. We generate a substantial majority of our license revenue from customized products. This customization is complex and time consuming and is subject to a number of risks over which we have little or no control. These risks include the integrated circuit manufacturer’s alterations of its manufacturing process or the timing of its migration to a new process. Typically, this customization, once started, takes from six to nine months to complete and any delays due to inadequate staffing or for other reasons may cause us to defer revenue recognition or potentially lose orders. If we fail to adequately adjust our resources and expenses to meet actual demand and actual revenue, our business may suffer. If anticipated orders fail to materialize, we may be unable to reduce our resources and expenses in time and our operating results could suffer. In addition, where integrated circuit manufacturer orders exceed our anticipated demand, we may be unable to deliver customized products in time to meet the integrated circuit manufacturer’s requirements. Any delays in product customization and delivery give rise to the risk of alteration or potential cancellation of orders or may harm our relationships with our customers.

Because we rely on a relatively small number of integrated circuit manufacturers for a large portion of our revenue, our revenue could decline if our integrated circuit manufacturing customers do not continue to purchase and use our intellectual property components.

We have been dependent on a relatively small number of integrated circuit manufacturing customers for a substantial portion of our revenue, although the integrated circuit manufacturers comprising this group have changed from time to time. For the three months ended June 30, 2003, IBM accounted for 25% of total revenue and TSMC accounted for 17% of total revenue. For the three months ended June 30, 2002, TSMC accounted for 32% of total revenue, Jazz Semiconductor accounted for 13% of revenue and National Semiconductor accounted for 11% of total revenue. For the nine months ended June 30, 2003, IBM accounted for 21% of total revenue and TSMC accounted for 18% of total revenue. For the nine months ended June 30, 2002, TSMC accounted for 38% of total revenue. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts and the number of designs utilizing our products.

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

Royalties are calculated based on the selling prices of integrated circuits or wafers containing our intellectual property components. We believe that our long-term success is substantially dependent on future royalties. We face risks inherent in a royalty-based business model, such as the rate of incorporation of our intellectual property components into integrated circuit designs, the rate of adoption of our intellectual property components by integrated circuit manufacturers and the demand for products incorporating these integrated circuits. Our royalty revenue is highly dependent upon the level of integrated circuit production and sales by our integrated circuit manufacturing customers. Fluctuations in orders placed with our integrated circuit manufacturing customers from their customers could significantly affect our royalty revenue and operating results. Additionally, our ability to forecast and realize royalty revenue is limited by factors that are beyond our control. These factors include the timing of the manufacture of royalty-bearing integrated circuits or wafers, the price charged by integrated circuit manufacturers to their customers for royalty-bearing integrated circuits or wafers, and the quantity of royalty-bearing integrated circuits or wafers ordered and actually manufactured. We believe that a significant portion of our royalty revenue has been derived from the manufacture and sale of integrated circuits for graphics applications. If the market for integrated circuits in graphics applications declines, our royalty revenue may be adversely affected. On a period-to-period basis, net royalty revenue may vary significantly. Net royalty revenue as a percentage of our total revenue was 18% for the three months ended June 30, 2003 and 26% for the three months ended June 30, 2002. Net royalty revenue as a percentage of our total revenue was 15% for the nine months ended June 30, 2003 and 28% for the nine months ended June 30, 2002.

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

TSMC accounted for 79% of our net royalty revenue in the three months ended June 30, 2003 and 88% of our net royalty revenue in the three months ended June 30, 2002. TSMC accounted for 77% of our net royalty revenue in the nine months ended June 30, 2003 and 90% of our net royalty revenue in the nine months ended June 30, 2002. Our agreements with TSMC provide that royalty rates decrease in accordance with a fixed schedule over the life of a given process. As a result, our net royalty revenue may decline if royalties from TSMC continue to represent a substantial portion of our net royalty revenue.

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

Our ability to compete successfully in the market for intellectual property components will depend upon numerous factors, many of which are beyond our control including, but not limited to:

•	continued market acceptance of products using system-on-a-chip integrated circuits and industry and general economic conditions;

•	our ability to implement new designs at smaller process geometries;

•	our ability to protect our intellectual property;

•	our ability to expand our intellectual property;

•	access to adequate electronic design automation tools, many of which are licensed from our current or potential competitors;

•	access to adequate technical information from integrated circuit manufacturers, many of which are actual or potential competitors;

•	our ability to manage our staffing levels to respond to increases in customer demand for specific products or services that may occur from time to time;

•	the price, quality and timing of our new intellectual property components and those of our competitors;

•	the emergence of new intellectual property component interchangeability standards;

•	the widespread licensing of intellectual property components by integrated circuit manufacturers or their design groups to third party manufacturers;

•	market acceptance of our intellectual property components; and
•	success of competitive intellectual property components.

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

Historically, a large portion of our total revenue has been derived from integrated circuit manufacturers located outside of the United States. International revenue as a percentage of our total revenue was approximately 62% for the three months ended June 30, 2003 and approximately 68% for the three months ended June 30, 2002. International revenue as a percentage of our total revenue was approximately 68% for the nine months ended June 30, 2003 and approximately 78% for the nine months ended June 30, 2002. Revenue derived from customers in Taiwan as a percentage of our total revenue was approximately 20% for the three months ended June 30, 2003 and approximately 41% for the three months ended June 30, 2002. Revenue derived from customers in Taiwan as a percentage of our total revenue was approximately 20% for the nine months ended June 30, 2003 and approximately 46% for the nine months ended June 30, 2002. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. To date, all of our revenue from international customers has been denominated in US dollars. If our competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the US dollar, then we may experience fewer orders from international customers whose business is based primarily on the less expensive currency. In addition, future dislocations in international financial markets may materially affect our business.

We intend to expand our sales, marketing and design activities in Asia and Europe. We have established an engineering services and support facility in Bangalore, India. International expansion will result in increased costs and may not be successful, which could harm our business. Our expansion of international activity and dependence on customers outside the United States involves a number of risks including:

•	the impact of possible recessions in economies outside the United States, which, given our reliance on foreign customers for a substantial portion of our revenue, could have a significant negative impact on our business and results of operations;

•	political and economic instability, including instability relating to North Korea and tensions between Taiwan and China and India and Pakistan, which could have a significant impact on us due to the concentration of our manufacturing and design customers in Taiwan and our design center in India;

•	the spread of Severe Acute Respiratory Syndrome (SARS) in China, Taiwan and other Asian countries in which we do a significant amount of business, has adversely effected economic conditions in such countries, caused us to temporarily postpone customer meetings in such countries and delayed our efforts to conduct a royalty audit of one of our foundry customers, all of which could have a negative impact on our business and results of operations;

•	exchange rate fluctuations which, due to the denomination of our foreign sales in US dollars, could significantly increase the cost of our products to our foreign customers;

•	the impact of export license requirements, such as those that may apply to our high-speed specialty input/output circuits, could necessitate changes to our existing open access web-based distribution platform and delay or prevent sales to customers in restricted countries;

•	difficulties in enforcement of contractual and intellectual property rights, which difficulties could have a significant adverse effect on our business given our open access distribution model, and our reliance on contractual and intellectual property rights to limit the use of our products and generate royalties; and

•	difficulties and costs of staffing and managing foreign operations, which, given our lack of experience with remote operations and our expansion into India, could have a significant negative impact on our business.

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

Our ability to license our intellectual property components and manage our business successfully in a rapidly evolving market requires an effective planning and management process. Our historical growth, international expansion, acquisitions, including our acquisition of NurLogic in February 2003, have placed, and are expected to continue to place, a significant strain on our managerial, operational and financial resources. We are currently in the process of establishing an engineering service and support facility in Bangalore, India and we plan to open sales and support offices in China and Taiwan. The number of our employees or their full-time equivalents has increased to 351 on June 30, 2003 from 159 on June 30, 2002. Our international expansion is expected to result in increased costs associated with the commencement of operations.

Our customers rely heavily on our technological expertise in designing, testing and manufacturing products incorporating our intellectual property components. Relationships with new integrated circuit manufacturers generally require significant engineering support that may increase the strain on our personnel, particularly our engineers. We cannot be certain that our systems and resources will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to implement our business plan.

If we are not able to effectively integrate and develop the operations of NurLogic, our business may suffer.

We acquired NurLogic in February 2003. We are continuing to integrate the workforce and operations of NurLogic into our organizational structure and working towards the effective utilization of the additional workforce. We face various risks as a result of this acquisition including, but not limited to:

•	our ability to retain and motivate NurLogic’s employees;

•	our ability to retain and develop NurLogic’s customers;

•	the failure or a delay in integrating the technology, operations and workforce of NurLogic with our company;

•	the failure to realize the potential financial or strategic benefits of the acquisition;

•	the incurrence of substantial unanticipated integration costs;

•	the diversion of significant management attention and financial resources in assimilating NurLogic’s business; or

•	the disruption of our ongoing business.

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

Our acquisition of NurLogic may reduce our revenue growth rate and make prediction of our future revenue, costs and expenses and operating results more difficult. We have begun to offer NurLogic’s analog, mixed-signal and communications components to our existing customer base. However, we cannot predict the level of demand for NurLogic’s products from these customers. If we are unable to expand the existing customer base for these products beyond NurLogic’s current customer base, revenues from these products may not grow. We may also incur additional costs in order to customize the existing NurLogic products to meet our customer requirements. We expect our results of operations in future periods will reflect an expanded workforce and product development effort and changed customer base. Due to the acquisition, we may not be able to accurately predict:

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

The revenue we generate from licensing activities depends in large part on the rate at which integrated circuit manufacturers adopt new product generations, which, in turn, is affected by the level of demand for integrated circuits. With increasing complexity in each successive generation of integrated circuit products, we face the risk that the rate of adoption of smaller process geometries for integrated circuit manufacturing may slow. Revenue generated from royalties depends on production and sale of integrated circuits or wafers that incorporate our technology. If the integrated circuit and electronics products industries experience a further downturn, our business could suffer.

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

Our ability to achieve sustained revenue growth and profitability in the future will depend on the continued development of the market for third party intellectual property components and, to a large extent, on the demand for system-on-a-chip integrated circuits. System-on-a-chip integrated circuits are characterized by rapid technological change and competition from an increasing number of alternate design strategies such as combining multiple integrated circuits to create a system-on-a-package. We cannot be certain that the market for third party intellectual property components and system-on-a-chip integrated circuits will continue to develop or grow at a rate sufficient to support our business. If either of these markets fails to grow or develops slower than expected, our business may suffer. A significant number of our existing and potential customers currently rely on components developed internally and/or by other vendors. Our future growth, if any, is dependent on the adoption of, and increased reliance on, third party intellectual property components by both existing and potential customers.

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY RIGHTS

If we are not able to preserve and expand the value of the intellectual property included in our intellectual property components, our business will suffer.

We rely primarily on a combination of nondisclosure agreements and other contractual provisions and patent, trademark, trade secret and copyright law to protect our proprietary rights. If we fail to continue to expand our intellectual property and enforce and protect our patents, trademarks, copyrights and trade secrets, our business could suffer, which could cause our stock price to decline. We cannot be certain that our intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged.

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

The trading price of our common stock has in the past been and could in the future be subject to significant fluctuations in response to:

•	quarterly variations in our results of operations;

•	international political instability, including instability associated with military action in Afghanistan and Iraq, strained relations with North Korea and other conflicts;

•	fluctuations in national and international securities markets in response to changing economic or other conditions;

•	announcements of technological innovations or new products by us, our customers or competitors;

•	our failure to achieve the operating results anticipated by analysts or investors;

•	sales or the perception in the market of possible sales of a large number of shares of our common stock by our directors, officers, employees or principal stockholders;

•	releases or reports by or changes in security analysts’ recommendations; and

•	developments or disputes concerning patents or proprietary rights or other events.

For example, from January 1, 2002 to June 30, 2003, the trading price of our common stock on the Nasdaq National Market has ranged from a high of $26.76 to a low of $6.84. If our revenue and results of operations are below the expectations of public market securities analysts or investors, significant fluctuations in the market price of our common stock could occur. In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies and often are unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has occurred against that company. The litigation could result in substantial costs and would at a minimum divert management’s attention and resources, which could have a material adverse effect on our business, which could further reduce our stock price. Any adverse decision in the litigation could also subject us to significant liabilities.

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

Changes to accounting standards and rules could either delay our recognition of revenues or reduce the amount of revenues that we may recognize at a specific time, and thus defer or reduce our profitability, which could cause our stock price to be lower than it otherwise might have.

Accounting guidance or pronouncements in the future could affect the timing of our revenue recognition in the future, which could cause our operating results to fail to meet the expectations of investors and securities analysts. In addition, changes to accounting policies that affect other aspects of our business, such as employee stock option grants may adversely affect our reported financial results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes and changes in the market value of our marketable securities. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of high quality corporate issuers and the US government or its agencies. Our investment policy limits the amount of credit exposure to any one issuer. We are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in the credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

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

The table below presents the carrying value and related weighted average interest rates for our cash, cash equivalents and marketable securities. The carrying values approximate fair values at September 30, 2002 and June 30, 2003. All marketable securities mature in one year or less.

Cash, cash equivalents and marketable securities	Carrying value at Jun. 30, 2003	Average rate of return at Jun. 30, 2003	Carrying value at Sept. 30, 2002	Average rate of return at Sept. 30, 2002
	(in thousands)	(annualized)	(in thousands)	(annualized)
Cash and Cash Equivalents—variable rate	$70,511	0.0%	$9,873	0.6%
Money market funds—variable rate	226	0.9	299	1.4
Cash and Cash Equivalents—fixed rate	27,771	1.2	18,987	1.8
Marketable Securities—fixed rate	14,817	2.1%	23,085	2.0%

Total	$113,325		$52,244

Currency risk

Historically, a large portion of our total revenue has been generated from outside of the United States. International revenue as a percentage of our total revenue was approximately 62% for the three months ended June 30, 2003 and 68% for the three months ended June 30, 2002. International revenue as a percentage of our total revenue was approximately 68% for the nine months ended June 30, 2003 and 78% for the nine months ended June 30, 2002. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. As all of our sales are currently denominated in US dollars, a strengthening of the US dollar could make our intellectual property components less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes. We have not historically engaged in any foreign currency hedging transactions.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been notified by Broadcom Corporation that it is requesting indemnification from NurLogic (the successor entity of NurLogic is now one of our wholly owned subsidiaries) because a complaint was filed against Broadcom by STMicroelectronics, Inc. in November 2002 in the United States District Court for the Eastern District of Texas alleging that some of Broadcom’s products infringe several patents owned by STMicroelectronics. STMicroelectronics is seeking both an injunction against Broadcom and monetary damages. We believe that the complaint is without merit with respect to technology licensed by NurLogic to Broadcom, but there can be no assurance that the court will not find that the technology licensed by NurLogic infringes the asserted STMicroelectronics patents. Whether or not Broadcom’s or NurLogic’s products infringe, the investigation and resolution of this indemnity claim and any related litigation can be expensive and can consume substantial amounts of management time and attention.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In May 2003, we completed a public offering of 4,140,000 shares of our common stock at an offering price of $19.00 per share. Additionally, we sold 540,000 shares upon exercise by the underwriters of the over-allotment option. We received net proceeds of approximately $53.3 million in connection with these offerings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.3	1997 Director Stock Option Plan, as amended March 6, 2003.

10.17	2003 Stock Plan and Form of Stock Option Agreement thereunder.

21.1	Subsidiaries of the Registrant

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

We filed a report on Form 8-K on April 3, 2003 in connection with our announcement of financial guidance for the second quarter and fiscal year 2003 following our acquisition of NurLogic Design, Inc.

We filed a report on Form 8-K on April 17, 2003 in connection with our announcement of our earnings for the second quarter of fiscal 2003.

We filed a report on Form 8-K on April 18, 2003 in connection with our release of interim unaudited financial statements for the second quarter of fiscal 2003.

We filed a report on Form 8-K/A on May 6, 2003 amending our report on Form 8-K originally filed on February 26, 2003 in connection with our acquisition of NurLogic.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003

ARTISAN COMPONENTS, INC. (Registrant)

By:	/s/ MARK R. TEMPLETON
Mark R. Templeton President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ JOY E. LEO
Joy E. Leo Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.3	1997 Director Stock Option Plan, as amended March 6, 2003.

10.17	2003 Stock Plan and Form of Stock Option Agreement thereunder.

21.1	Subsidiaries of the Registrant

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.