Form 10-Q/A
period 2003-06-30
ARTISAN COMPONENTS INC
filed 2003-09-26
CIK 1048982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three and Nine Months Ended June 30, 2003

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

PORTIONS AMENDED

The Registrant hereby amends Part 1, Item 1, Note 2, the last paragraph and table contained in the Registrant’s Report on Form 10-Q for the quarterly period ended June 30, 2003. A correction was made to the portion of the table below which sets forth pro forma revenue, net income, basic and diluted net income per share and shares used in computing diluted net income per share for the nine months ended June 30, 2003. Except as set forth below, no other changes are made to the Registrant’s Report on Form 10-Q for the quarterly period ended June 30, 2003.

Note 2. Acquisition of NurLogic

The results of operations of NurLogic are included in the Company’s Condensed Consolidated Statement of Operations from the date of the acquisition. If the Company had acquired NurLogic at the beginning of the periods presented, the Company’s unaudited pro forma revenue, net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Revenue	$18,919	$12,830	$52,345	$33,679
Net income (loss)	1,434	729	95	(1,343)
Net income (loss) per share—basic	0.07	0.04	0.01	(0.08)
Net income (loss) per share—diluted	0.06	0.04	0.00	(0.08)
Shares used in computing net income (loss) per share—basic	20,359	16,780	18,447	16,669
Shares used in computing net income (loss) per share—diluted	22,873	18,222	20,634	16,669

Item 6. Exhibits

(a) Exhibits

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 26, 2003

ARTISAN COMPONENTS, INC. (Registrant)

By:	/s/ MARK R. TEMPLETON
Mark R. Templeton President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ JOY E. LEO
Joy E. Leo Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

3

EXHIBIT INDEX

Exhibit No.	Description
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

4