Form 10-K
period 2003-09-30
ARTISAN COMPONENTS INC
filed 2003-12-19
CIK 1048982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended September 30, 2003

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

The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 31, 2003 was $258.4 million. Shares of Common Stock held by each executive officer, director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2003 was 22,206,474.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2004 Annual Meeting of Stockholders.

ARTISAN COMPONENTS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED SEPTEMBER 30, 2003

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

PART I

ITEM 1.    BUSINESS

Overview

We are a leading provider of physical intellectual property components for the design and manufacture of integrated circuits, including those known as system-on-a-chip integrated circuits. Our products include embedded memory, standard cell, input/output components and analog and mixed-signal products, which are designed to achieve the best combination of performance, density, power and yield for a given manufacturing process. Our intellectual property components are pre-tested by producing them in silicon to ensure that they perform to specification. This enables designers to reduce the risk of design failure and gain valuable time to market. We license our products to customers for the design and manufacture of integrated circuits used in complex, high volume applications such as portable computing devices, communication systems, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations.

We derive a substantial majority of our revenue from integrated circuit manufacturers who pay license fees and royalties to us to use our intellectual property components in the products they manufacture. These integrated circuit manufacturing customers work with integrated circuit designers who incorporate our intellectual property components in their designs. Our customers include the following: foundries, which are independent manufacturing facilities; integrated circuit companies that design and manufacture their own integrated circuit products; system manufacturers which are integrated circuit companies that design and manufacture integrated circuits for use in their electronic products; integrated circuit companies that manufacture products for their customers; and fabless integrated circuit companies, which do not have their own manufacturing facilities, but use our intellectual property components in their integrated circuit designs.

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

We have licensed our intellectual property components to over a thousand companies involved in integrated circuit design. We make the core set of our products available to licensed integrated circuit designers at no charge. We also provide customized intellectual property components and services to our licensed customers on a separate fee basis.

We license our intellectual property components on a nonexclusive, worldwide basis to major integrated circuit manufacturers. We charge manufacturers a license fee that gives them the right to manufacture integrated circuits containing intellectual property components we have developed for their manufacturing process. With limited exceptions, manufacturers also agree to pay us royalties based on the selling prices of integrated circuits or wafers that contain our intellectual property components. Generally, we credit a portion of the royalty payments to the manufacturer’s account to be applied against license fees for future orders placed with us, if any, payable by the manufacturer. The portion of the royalty payment that is credited to a manufacturer’s account to be applied against future license fees, if any, is based on negotiations at the time the license arrangement is signed.

We incorporated in California in April 1991 as VLSI Libraries Incorporated, changed our name to Artisan Components, Inc. in March 1997 and reincorporated in Delaware in January 1998. Our principal executive offices are located at 141 Caspian Court, Sunnyvale, California 94089-1013, our telephone number is (408) 734-5600 and our website is www.artisan.com, which includes links to reports that we have filed with the Securities and Exchange Commission or SEC. However, the contents of our website are not incorporated by reference in this Annual Report on Form 10-K. Our trademarks include Artisan, Process-Perfect, SAGE and the Artisan logo. This Annual Report on Form 10-K also includes our and other organizations’ product names, trade names and trademarks.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and special reports, proxy statements, and other information with the SEC, in accordance with the Exchange Act. You may read and copy any document we file with the SEC at the following public reference room:

Public Reference Room

450 Fifth Street, N.W.

Room 1024

Washington, D.C. 20549

1-800-SEC-0330

Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. Our reports, proxy statements and other information filed with the SEC are also available to the public over the Internet at the SEC’s World Wide Web site that at http://www.sec.gov.

INDUSTRY BACKGROUND

Evolution of the integrated circuit industry

The integrated circuit industry has undergone a drastic change over the past three decades that has led to the proliferation of intellectual property components used in complex integrated circuits including those known as system-on-a-chip integrated circuits. In its infancy, the industry was vertically integrated with integrated circuit manufacturers performing all aspects of production, including electronic design, manufacturing and marketing. The development of the commercial market for third party intellectual property components used in complex integrated circuits resulted from continuing specialization in the integrated circuit industry. This trend was driven by a growth in design complexity due to improvements in manufacturing technology and an increasing focus on core competencies. By the 1980s, integrated circuit manufacturers began purchasing software design tools from commercial suppliers in order to focus on their core competencies. One driver was the capability of personal computers and the resulting escalation of integrated circuit design complexity. During the 1980s, application specific integrated circuit manufacturers developed a new approach that allowed their customers to perform the logic design of an integrated circuit while the application specific integrated circuit manufacturers performed the detailed physical implementation of the design and manufactured the integrated circuit. The development of the application specific integrated circuit industry led to the emergence of a number of integrated circuit design companies in the early 1990s. The integrated circuit design companies chose to focus on specific design expertise, take advantage of the availability of excess integrated circuit manufacturing capacity and avoid the capital expenditures necessary to build manufacturing facilities. Throughout this period, integrated circuit manufacturers continued to focus on their core competencies in manufacturing processes. Due to the greatly increased complexity of integrating multiple functions on a single integrated circuit, integrated circuit manufacturers began to outsource the design of particular intellectual property components critical to the successful development of integrated circuits.

The productivity gap

Today, it is possible to place tens of millions of transistors on a single integrated circuit. State of the art manufacturing facilities of the 1980s produced integrated circuits using process geometries of one millionth of a meter, or 1.0-micron. Current state of the art manufacturing facilities use 0.13-micron process geometries, and many integrated circuit manufacturers have begun the transition to facilities using 90 nanometer, or 0.09-micron, processes. The development of design tools has not kept pace with the development of manufacturing processes. Advances in integrated circuit manufacturing processes have enabled the transistor density on integrated circuits to double approximately every 18 months. The integrated circuit design industry has struggled to improve design productivity as fast as the increases in transistor density. The need to close this productivity gap has furthered the development of the market for commercial intellectual property components.

Integration of digital and analog on the same chip

Independent manufacturing facilities and integrated circuit companies may invest billions of dollars designing and building semiconductor manufacturing facilities. In order to generate the high volume production required to realize a return on their investment, these manufacturers rely in large part on semiconductor products targeted to the consumer market. Today, the consumer electronics market is dominated by communications and computing applications and these applications are increasingly delivered via hand-held devices. These hand-held computing devices require the integration of digital computing and analog communications components in addition to analog power management. The market advantage created by analog and digital integration is a significant reduction in the number of components. However, integrating analog components together with digital components often presents difficult technical challenges for integrated circuit designers. If such integration is accomplished efficiently, it can lower material and test costs that in turn may help reduce overall costs of manufacturing, enhance performance and improve reliability.

The system-on-a-chip

The improvement in process technologies combined with the continuing trend to sub-micron feature sizes has enabled the integration of multiple functions into a single integrated circuit. These highly complex integrated circuits are known as system-on-a-chip integrated circuits that combine all of the functionality of printed circuit boards onto a single integrated circuit. System-on-a-chip integrated circuits improve overall system cost, speed, function and power consumption. These integrated circuits are optimal for use in complex, high volume applications such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations.

As shown above, in both a printed circuit board system and in a system-on-a-chip, the building blocks typically include memory, standard cell, input/output, microprocessor, digital signal processor, mixed-signal and analog components. However, integration of these components into system-on-a-chip integrated circuits at process geometries of 0.25-micron or below is far more complex and time consuming than the design of a traditional printed circuit board system. Integrated circuit manufacturers are finding it increasingly difficult to develop these components internally and integrate them due to reduced product development budgets and given shorter product life cycles and the importance of reducing time to market. We believe the use of commercial intellectual property components to leverage design and manufacturing capabilities can be a significant competitive advantage to integrated circuit manufacturers.

Market opportunity for integrated circuit intellectual property components

Commercial intellectual property components have enabled integrated circuit designers to reduce the risk of design failures; reduce design time for system-on-a-chip integrated circuits; decrease the overall cost of integrated circuit design; and more effectively address design and productivity issues associated with process geometries of 0.25-micron and below. Integrated circuit manufacturers require intellectual property components that are designed to achieve the best combination of performance, speed, density and yield for a given manufacturing process while reducing time to market. Although the electronic design automation tool industry has successfully developed partial solutions to increase design productivity and performance, electronic design automation tools have not completely overcome the challenges of creating intellectual property components tailored to a particular manufacturing process within an increasingly compressed time to market window. In addition, integrated circuit manufacturers have increased their internal design resources to produce intellectual property components for themselves and for their customers. However, the use of intellectual property components supplied by a specific integrated circuit manufacturer does not allow integrated circuit designers the flexibility they desire to enable them to use an alternative manufacturer. Many of these same integrated circuit manufacturers use commercial intellectual property components in order to harness the strengths of their manufacturing processes, increase the performance of their manufactured products, accelerate time to market for themselves and their customers and gain access to integrated circuit designers that utilize commercial intellectual property components.

OUR SOLUTION

We provide physical intellectual property components for the design and manufacture of complex integrated circuits. Our intellectual property components are developed and delivered using a proprietary methodology that includes a set of commercial and proprietary electronic design automation tools and design expertise. This methodology enables us to automate our production process and deliver high quality intellectual property components in a short period of time. These components and our methodology are our core technology. Our intellectual property components are designed to optimize the combination of performance, density, power and yield for a given manufacturing process. Our intellectual property components offer customers the benefits described below.

Significant time to market advantages

We enable integrated circuit design companies to reduce the time required to bring new integrated circuits to market by:

•	eliminating our customers’ need to design intellectual property components and prove them in silicon; and

•	delivering intellectual property components that are highly compatible with industry-standard integrated circuit design tools.

Long-term product development commitment

Our ability to adapt, customize and build on our core technology for use in new processes and designs provides each integrated circuit design customer with a ready source of reliable intellectual property components for future processes and designs. This enables integrated circuit designers to standardize on our intellectual property components, accelerate their product development and focus internal engineering resources on their core competencies.

Cost effective solutions

As integrated circuit manufacturing process geometries shrink and the complexity of integrated circuit designs increases, the cost to design system-on-a-chip integrated circuits increases significantly. By providing reliable intellectual property components with significant time to market benefits, we enable customers to reduce design costs, minimize integration costs and optimize manufacturing yield. Moreover, by using our intellectual property components, integrated circuit companies avoid the cost of recruiting and training and employing a significant group of engineers dedicated to intellectual property component design.

OUR STRATEGY

Our goals are to establish Artisan as a globally recognized brand for intellectual property components and methodology within the integrated circuit design and manufacturing industry and to further expand our customer base. Our customer base includes over a thousand companies involved in integrated circuit design and many of the leading manufacturers of integrated circuits around the world. We intend to achieve these goals by pursuing the following key elements of our strategy described below.

Broaden relationships with integrated device manufacturers and application-specific integrated circuit manufacturers

Building upon our strong base of integrated circuit manufacturing customers, we intend to strengthen and expand our relationships with integrated device manufacturers and application specific integrated circuit manufacturers, which often produce integrated circuits in high volume. We intend to continue our sales effort to address the specific service and support requirements of integrated device manufacturers and application specific integrated circuit manufacturers. We also plan to play a key role in facilitating the emerging relationships between integrated device manufacturers, application specific integrated circuit manufacturers and foundries by providing integrated device manufacturers and application specific integrated circuit manufacturers with intellectual property components for use in external manufacturing processes.

Maintain technological leadership

Our experience in working with many leading integrated circuit manufacturing customers during the development of new manufacturing processes has enabled us to develop intellectual property components optimized for performance, density, power and yield for a given manufacturing process. As manufacturing process technology continues to evolve to ever smaller process geometries, we believe that an in depth understanding of manufacturing process technology is essential to the development of intellectual property components optimized for such manufacturing processes. We intend to maintain our technological leadership position by enhancing our existing digital, analog and mixed-signal products and continuing to develop, internally or through possible acquisitions, new generations of products. To further maintain our technological leadership, we plan to continue to develop our internal expertise in digital, analog and mixed-signal manufacturing process technology. Such expertise is particularly important for designing analog components. We also intend to continue to work with our integrated circuit manufacturing customers as early as possible in the development of new manufacturing process technologies.

Expand our intellectual property product offerings

We intend to develop and acquire additional intellectual property components that are complementary to our existing portfolio. By expanding our product portfolio, we expect to offer a more comprehensive solution to integrated circuit design teams and integrated circuit manufacturers and further our position as a leader in the integrated circuit intellectual property industry.

Continue to offer superior customer support

We intend to attract, train and retain qualified employees for customer support. In addition, we have recently implemented a customer relationship management system, or CRM System, and will continue to refine and enhance our CRM System. We plan to expand our operations geographically to maintain proximity to our expanding customer base and provide regional support to our customers. We have established an engineering service and support facility in Bangalore, India, and plan to increase our presence in China and Taiwan.

Further develop the Artisan user community

Our user community has grown as a result of the demand from design teams for our products. As our products have gained broad industry acceptance, licenses for our technology have helped manufacturers attract new integrated circuit design customers. We believe that the Artisan user community is a key asset of our business. We plan to work closely with this user community in order to gain insight into new process developments and leading-edge integrated circuit designs, improve our products and further expand the Artisan user community.

PRODUCTS

Our current family of intellectual property components includes embedded memory, standard cell, input/output components and analog and mixed-signal products. Together these components constitute a substantial majority of the silicon area on a typical system-on-a-chip integrated circuit and have a substantial impact on the overall performance of the integrated circuit. Our contracts with integrated circuit manufacturers generally require them to pay a license fee to us ranging from approximately $250,000 to $650,000 for each product delivered under a contract. Generally, our license contracts involve multiple products. Throughout the production cycle, integrated circuit manufacturers may request our support for derivative processes that result in additional license revenue.

Our intellectual property components are developed and delivered using a proprietary methodology called “Process-PerfectTM” that includes a set of commercial and proprietary electronic design automation tools and techniques. This methodology ensures that our intellectual property components are designed to achieve the best combination of performance, density, power and yield for a given manufacturing process. Our portfolio of products combined with the Process-Perfect methodology, allows us to satisfy our integrated circuit manufacturing customers’ timing and quality requirements in a cost effective manner. Our intellectual property components are easily integrated into a variety of customer design methodologies and support industry standard integrated circuit design tools, including those from electronic design automation tool vendors such as Cadence Design Systems, Inc., or Cadence, Mentor Graphics Corporation, or Mentor Graphics and Synopsys, Inc., or Synopsys, as well as customers’ proprietary integrated circuit design tools. To support these various integrated circuit design tool environments, each of our products includes a comprehensive set of verified tool models.

Memory products

Our embedded memory components include random access memories, read only memories and register files. Our high-speed, high-density and low-power components include single- and dual-port random access memories, read only memories, and single-, two- and three-port register files. Our embedded memory components are configurable and vary in size to meet the customer’s specification. For example, our memory components will support sizes from 2 to 128 bits wide and from 8 to 16,384 words. All of our memory components include features such as a power down mode, low voltage data retention and fully static operation. In addition, our memory components may include built-in test interfaces that support popular test methodologies. We offer an additional feature for our memory components, known as Flex-Repair™ that includes redundant storage elements which may help increase the manufacturing yield of integrated circuit designs containing large memories.

•	High-speed memory family. Our high-speed memory components are designed to achieve speeds in excess of 1 GHz for 90nm manufacturing processes. We achieve the high performance of our memory components through a combination of proprietary design innovations that include latch-based sense amplifiers, high-speed row select technology, precise core cell balancing and rapid recovery bitlines.

•	High-density memory family. Our high-density memory components are designed for applications where achieving the lowest possible manufacturing cost is critical. These are typically consumer applications with high manufacturing volumes. To achieve the lowest possible manufacturing cost for these products, we utilize proprietary circuit and layout techniques to reduce the overall area of the memories. In addition, we use specific design and analysis techniques to enhance production yield.

•	Low-power memory family. Our low-power memory components are designed to prolong battery life when used in battery-powered electronic systems. These intellectual property components achieve low power through a combination of proprietary design innovations that include latch-based sense amplifiers, a power efficient banked memory architecture, precise core cell balancing and unique address decoder and driver circuitry.

Standard cell products

Standard cells map the logic functions of a design to the physical functions of the design, an essential function for all integrated circuits. Our SAGE-X™ standard cell products include between 475-650 cells optimized for each customer’s preferred manufacturing process and integrated circuit design tool environment that result in greater density as compared to competitive standard cell components. We offer standard cell components that are optimized for high performance, high density or low power to meet the needs of different markets.

Input/output products

Our input/output components include over 600 standard input/output functions. We also offer a wide variety of specialized input/output components that are compatible with industry standard PCI, GTL, AGP, USB, SSTL2 and LVDS interfaces. In addition, we offer input/output components for many additional industry standard interfaces. Every input/output component utilizes each integrated circuit manufacturer’s proprietary manufacturing process rules, pad pitch and electrostatic discharge requirements, resulting in superior performance, reliability and manufacturability.

Analog products

Analog components are important elements in today’s system-on-a-chip designs because such designs often require, as part of their application, the ability to take real world inputs, such as sound and images, and process them in a digital format. Artisan offers a wide variety of analog components from analog timing functions to converter products. An example of our analog component offerings is our phase locked loops, which can be used in a variety of communications, consumer, computing and graphics applications.

Mixed-signal products

Mixed-signal products are used to process analog signals digitally. Our mixed-signal product offering includes our serializer/de-serializers, which are used for high-speed switching; our PCI-Express™ PHY, which is used for high-speed bus interfaces, and our DDRI/DDRII/GDDRIII Interface, which is used for high-speed memory interfacing.

PRODUCT DEVELOPMENT

We target the rapidly growing system-on-a-chip market. Our products include embedded memory, standard cell, input/output components and analog and mixed-signal products. Because of the complexity of these intellectual property components, our design and development process is a multidisciplinary effort requiring expertise in electronic circuit design, process technology, physical layout, design software, model generation, data analysis and processing and general integrated circuit design. These activities involve the development of more advanced versions of our intellectual property components and the continued development of new intellectual property components for current and anticipated manufacturing processes. We have engaged in and intend to continue to engage in research and development activities to automate our design processes.

Engineering costs are allocated between cost of revenue and product development. We track specific customer projects and product development efforts based on unique project codes that are assigned at the inception of each project. Individual engineers devoted to these projects record time to these project codes as actual hours are incurred. Engineering efforts devoted to specific customer projects are recognized as cost of revenue in the same period that revenues are recognized. Engineering efforts devoted to the general development of our technology are charged to product development. Engineering costs related to product development are expensed as incurred. Product development expenses were $18.4 million in fiscal 2003, $11.9 million in fiscal 2002 and $12.4 million in fiscal 2001. We expect that we will continue to invest substantial funds for product development.

SALES, MARKETING AND DISTRIBUTION

We license our intellectual property components on a nonexclusive, worldwide basis to major integrated circuit manufacturers. We have licensed and distributed our intellectual property components to over 15 companies involved in the manufacture of integrated circuits who have agreed to pay an upfront license fee and also agree to make royalty payments in the event that our intellectual property components are incorporated into designs ultimately manufactured. For most of our integrated circuit manufacturing customers, we distribute and license our intellectual property components to companies that design integrated circuits. While the basic elements of our memory, standard cell and input/output components are distributed to design companies at no charge, design companies pay us a direct license and support fee to receive analog, mixed-signal and other customized components and support from us. As part of the license agreement entered into by the design companies, the design companies agree to manufacture any integrated circuit design using any of our intellectual property components at the particular integrated circuit manufacturer for which we developed the intellectual property components. The integrated circuit manufacturer then generally pays us a royalty based on the selling prices of integrated circuits or wafers that contain our intellectual property components. We have licensed and distributed our intellectual property components at no charge to over a thousand companies involved in integrated circuit design, including companies involved in computing, communications, consumer products, graphics, networking and other applications. Over 100 of these design companies have paid us direct license or support fees in order to receive modified intellectual property components and/or support from us.

We have several industry partner programs whereby our partners provide a wide variety of intellectual property solutions, design services and tool support to streamline the design process for users of our intellectual property components. Through these programs, we provide intellectual property components and support to over 150 design support companies who use these intellectual property components in their work for our licensed users. Over 15 of these design support companies have paid us direct license or support fees in order to receive modified products and support from us.

As of September 30, 2003, our direct sales force consisted of 34 employees who are paid on commission in addition to their base salaries. In connection with our acquisition on February 19, 2003 of NurLogic Design, Inc., or NurLogic, we increased our direct sales force by 10 people. We believe that our sales, marketing and distribution approach enables us to leverage the integrated circuit manufacturers’ sales and marketing organizations and limit the costs we would otherwise have associated with hiring, training and compensating the large sales force necessary to negotiate with each end-user customer. In addition, our web-based intellectual property design platform enables integrated circuit designers to access our intellectual property components 24 hours per day. The platform assists us in gathering data about designers using our intellectual property components and the potential integrated circuit manufacturers the designers may elect of have manufacture their integrated circuits. We have sales offices in Sunnyvale, California; San Diego, California; Boston, Massachusetts; Tokyo, Japan; Singapore and Paris, France.

CUSTOMERS

We license our intellectual property components on a nonexclusive, worldwide basis to major integrated circuit manufacturers. We charge manufacturers a license fee that gives them the right to manufacture integrated circuits containing intellectual property components we have developed for their manufacturing processes. Many of the world’s leading integrated circuit manufacturers are among our customers. Our top 20 customers in terms of total revenue for the three years ended September 30, 2003 were 1st Silicon (Malaysia) Sdn. Bhd., Chartered Semiconductor Manufacturing Ltd., or Chartered, Conexant Systems, Inc., Dongbu Electronics Co., Ltd., Hynix Semiconductor, Inc., International Business Machine Corporation, or IBM, Infineon Technologies AG, Jazz Semiconductor, Inc., National Semiconductor Corporation, NEC Corporation, NVIDIA Corporation, Sanyo Electric Co., Ltd., Sharp Electronics Corporation, Silterra Malaysia Sdn. Bhd., Semiconductor Manufacturing International Corporation, or SMIC, Sony Corporation, Semiconductor Technology Academic Research Center, or STARC, Tower Semiconductor Ltd., Taiwan Semiconductor Manufacturing Company, or TSMC, and United Microelectronics Corporation.

Historically, NurLogic licensed its products directly to end users who agreed to pay license fees directly to NurLogic. Our acquisition of NurLogic has led to an increase in our interaction with integrated circuit designers. To date, we have generally licensed our analog and mixed-signal components directly to integrated circuit designers. This relationship has provided us with a more in-depth understanding of end user’s business needs. Over the course of such relationships, we have had the opportunity to review end user design requirements earlier in the design cycle, which may help us deliver optimized intellectual property components to market sooner. We are in the process of marketing our analog and mixed-signal offerings to semiconductor manufacturers for purposes of distributing such products to designers who agree to manufacture their designs at the foundry for which such components were developed. We cannot be certain that semiconductor manufacturers will be willing to license and pay for analog and mixed-signal intellectual property components for the benefit of end users in the same way as such manufacturers have historically licensed digital intellectual property components from us. Such analog and mixed-signal intellectual property components tend to require a greater degree of customization for a particular use than do many of our other products.

We have been dependent on a relatively small number of integrated circuit manufacturing customers for a substantial portion of our annual revenue, although the integrated circuit manufacturers comprising this group have changed from time to time. In fiscal 2003, IBM accounted for 18% of our total revenue, TSMC accounted for 17% of our total revenue and Chartered accounted for 10% of our total revenue. In fiscal 2002, TSMC accounted for 39% of our total revenue. In fiscal 2001, TSMC accounted for 26% of our total revenue and Synopsys accounted for 12% of our total revenue. We anticipate that our revenue will continue to depend on a limited number of major integrated circuit manufacturing customers for the foreseeable future. However, the major integrated circuit manufacturing customers and the percentage of revenue they represent are likely to continue to vary from period to period depending on the addition of new contracts, the timing of work performed by us and the number of designs utilizing our intellectual property components.

COMPETITION

Our strategy of targeting integrated circuit manufacturers and integrated circuit designers that participate in, or may enter, the integrated circuit market requires us to compete in intensely competitive markets. We face significant competition from third party intellectual property component providers, such as Barcelona Design, Inc. or Barcelona Design, DOLPHIN Integration SA, or DOLPHIN, Faraday Technology Corporation or Faraday Technology, Monolithic System Technology, Inc., or Monolithic System Technology, Neolinear, Inc., or Neolinear, Rambus Inc., or Rambus, TriCN, Inc., or TriCN, VeriSilicon Microelectronics (Shanghai) Co. Ltd., or VeriSilicon, Virage Logic Corporation, or Virage Logic and Virtual Silicon Technology, Inc., or Virtual Silicon and from the internal design groups of integrated circuit manufacturers such as TSMC and IBM. In addition, we face competition from small consulting firms and design companies that operate in the intellectual property component segment of the market and offer a limited selection of specialized intellectual property components.

We face significant competition from the internal design groups of integrated circuit manufacturers that have expanded their manufacturing capabilities and portfolio of intellectual property components to participate in the integrated circuit market. Integrated circuit manufacturers that license our intellectual property components have historically had their own internal intellectual property component design groups. These design groups continue to compete with us for access to the integrated circuit manufacturer’s intellectual property component requisitions and, in some cases, compete with us to supply intellectual property components to third parties on a merchant basis. Intellectual property components developed by internal design groups are designed to utilize the qualities of their own manufacturing process, and may therefore benefit from certain capacity, informational, cost and technical advantages. If internal design groups expand their product offerings to compete directly with our intellectual property components or actively seek to participate as vendors in the intellectual property component market, our revenue and operating results could be negatively affected.

TSMC, one of our largest integrated circuit manufacturing customers, has historically produced intellectual property components for use by third parties in designs to be manufactured at TSMC’s foundry. These components are designed to serve the same purpose as components produced by us. The intellectual property components developed by TSMC have competed and are expected to continue to compete with our products. We believe that TSMC is more aggressively developing and distributing these products to encourage its customers to use TSMC to manufacture their current and future designs. TSMC has substantially greater financial, manufacturing and other resources, name recognition and market presence than we do and the internal design group at TSMC has greater access to technical information about TSMC’s manufacturing processes. Distribution partners selected by TSMC include Cadence, Magma and Virage Logic. Some of TSMC’s distribution partners, such as Cadence, may have greater resources, name recognition and distribution networks than we do. If TSMC is successful in supplying its own intellectual property components to third parties either directly or through distribution arrangements with other companies, our revenue from TSMC, our revenue from other customers and our operating results could be negatively affected.

We believe that we have the following competitive advantages:

•	Extensive product portfolio. We currently offer a wide range of analog, embedded memory, standard cell and input/output components that support the following process geometries: 0.25-micron, 0.18-micron, 0.15-micron, 0.13-micron and 90 nanometers. Within these process geometries, we also offer a range of product types, such as products that are optimized for speed, low power and area consumption.

•	Access to large user community. We believe that our extensive user community allows us to offer manufacturers a valuable channel to potential design customers.

•	Brand loyalty. We have a large number of end users who are comfortable and familiar with our products. We believe many of these users would prefer integrated circuit manufacturers with which they are working to make available our intellectual property components for their designs.

•	Product distribution model. As a market leader in distributing our standard intellectual property components to design teams at no charge, we have gained valuable experience in making this model work while encouraging the use of our products.

•	Technical experience. By developing and licensing intellectual property components to many of the world’s leading integrated circuit foundries, we have gained valuable experience in the customization of intellectual property components for use with different manufacturing processes. We have also invested significant resources in automating certain aspects of the product development and customization process that provides efficient and scalable delivery capability.

Despite these competitive advantages, we also faces numerous challenges associated with overcoming the following disadvantages:

•	Size and resources. The internal design groups at foundries, application specific integrated circuit manufacturers and integrated device manufacturers may have access to substantially greater financial, engineering, manufacturing and other resources than we do, which may enable them to react more effectively to new market opportunities.

•	Name recognition. Some of our competitors, such as TSMC, and distributors of competitive products, such as Cadence, have greater name recognition and market presence than we do, which may allow them to market themselves more effectively to new users.

•	Access to technical information. The internal design groups at foundries, application specific integrated circuit manufacturers and integrated device manufacturers may have more current and complete access to technical information regarding their own manufacturing processes, which may enable them to develop intellectual property components that more fully utilize their manufacturing process.

•	Limits of product offerings. Although we offer a broad range of commonly used intellectual property components, a customer may require an intellectual property component that we do not offer. As a result, our competitors may exploit the areas in which we currently do not have complete product offerings.

•	Reliance on manufacturers. We have a greater reliance on integrated circuit manufacturers than do some of our competitors. A substantial majority of our revenue is derived from integrated circuit manufacturers as opposed to end users. We believe that overall this model, which allows us to distribute our standard intellectual property components to design teams at no charge, has given us an advantage in the marketplace. However, we may be adversely affected by consolidation of integrated circuit manufacturers. We rely on integrated circuit manufacturers for access to their manufacturing processes for testing purposes. It is through this understanding of and access to manufacturing processes that we are able to provide end users with silicon proven intellectual property components that have well defined attributes and more predictable silicon output. In the case of analog components, we require even greater access to a manufacturer’s production process for analysis and testing. We require access to specific process information that may only be available from the integrated circuit manufacturers process development engineers. If this access is restricted or denied, our products may become less competitive.

•	Scalability of analog components. A significant challenge in designing our analog components is to increase our ability to reuse or scale our analog components across multiple customers. All intellectual property components must be customized to specific foundry requirements. The challenge for us is to develop analog components that require less customization for each foundry or end user customer.

PATENTS AND INTELLECTUAL PROPERTY PROTECTION

We rely primarily on a combination of nondisclosure agreements, contractual provisions, patent, trademark, trade secret, and copyright law to protect our proprietary rights. We have an active program to protect our proprietary technology through the filing of patents. As of September 30, 2003, we had 41 issued US patents, 23 patent applications pending before the US Patent and Trademark Office, five issued foreign patents and 12 patent applications pending in foreign countries. Generally our patents expire between 2017 and 2020.

ARTISAN, the ARTISAN COMPONENTS logo, and PROCESS-PERFECT are registered U.S. trademarks. Foreign trademark applications for these marks are pending.

We protect our trade secrets and other proprietary information through confidentiality agreements with our employees and customers. Despite these efforts, there can be no assurance that others will not gain access to our trade secrets, that our trade secrets will not be independently discovered by competitors or that we can meaningfully protect our intellectual property. Effective trade secret protection may be unavailable or limited in certain foreign jurisdictions, such as China, where we sell our intellectual property components. The risks associated with protection of our intellectual property rights in foreign countries are likely to increase as we expand our international operations. As a result, we may experience difficulty protecting our intellectual property from misuse or infringement by others.

Our typical license agreements contain indemnification provisions under which we may be required to defend or settle an infringement claim and pay settlement amounts or damages awarded with respect to such claims. Such indemnification obligations are subject to a number of exceptions and generally limited to specific jurisdictions. In addition, the total amount of liability is generally capped at a specific dollar amount approximating the consideration received by us under the contract in question; however, such limits on our liability are generally not included in contracts we assumed in connection with our acquisition of NurLogic. As part of our indemnification obligations, we may also be required to provide substantial technical assistance to our customers regarding allegedly infringing products. If a product is, or in our opinion is likely to become, the subject of a claim alleging infringement, our indemnification obligations generally grant us the option to choose to procure a license for our customer, replace or modify the allegedly infringing product, or terminate the license to the allegedly infringing product and refund a portion of the license fees, the amount of which varies inversely with the length of time elapsed since the product was delivered.

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

From time to time, we may be subject to claims by customers of the companies we acquire that our intellectual property components or products of acquired companies that have been incorporated into end user products infringe the intellectual property rights of others.

We have been notified by one of NurLogic’s customers that it is requesting indemnification from NurLogic (now one of our wholly owned subsidiaries) because of two complaints filed against that customer alleging that some of that customer’s products infringe third party patents. We believe that one complaint is without merit with respect to technology licensed by NurLogic and we are in the process of evaluating another complaint for which we believe we have meritorious defenses with respect to the technology licensed by NurLogic. However, there can be no assurance that the courts would not find that the technology licensed by NurLogic infringes third party patents. Whether or not the asserted patents are valid and whether or not a court finds that the customer’s products infringe, the investigation and resolution of these indemnity claims and any related litigation could be expensive and could consume substantial amounts of management time and attention.

FOREIGN OPERATIONS

We offer various intellectual property components and services to our customers; however, we do not manage our operations by these intellectual property components and services. Instead, we view our company as one operating segment when making business decisions. We use one measurement of profitability for our business. We currently operate principally in the United States, Taiwan, Japan and other countries in Asia and Europe.

Historically, a substantial portion of our total revenue has been derived from customers outside the United States, primarily from Asia and Europe. International revenue as a percentage of our total revenue was approximately 69% in fiscal 2003, 75% in fiscal 2002 and 70% in fiscal 2001. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars.

EMPLOYEES

As of September 30, 2003, we had 343 employees compared to 181 employees at September 30, 2002. Our success is highly dependent on our ability to attract, train and retain qualified employees. Competition for employees is intense in the software industry. To date, we believe we have been successful in our efforts to recruit qualified employees and train and retain them, but there is no assurance that we will continue to be as successful in the future. None of our employees are subject to collective bargaining agreements. We believe that our relationship with our employees is good.

EXECUTIVE OFFICERS

The following table lists our current executive officers as of the date of this filing and sets forth information as of October 1, 2003:

Name	Age	Position

Mark R. Templeton	44	President, Chief Executive Officer and Director

Joy E. Leo	42	Vice President, Finance and Administration, Chief Financial Officer and Secretary

Scott T. Becker	43	Chief Technical Officer and Director

Harry Dickinson	55	Chief Operating Officer

James H. Hogan	51	Senior Vice President, Business Development

Dhrumil Gandhi	46	Senior Vice President, Product Technology

Brent Dichter	42	Vice President, Engineering

Neal Carney	47	Vice President, Marketing

Edward Boule	61	Vice President, Asia and Japan Sales

J. Callan Carpenter	40	Vice President and General Manager, Analog/Mixed-Signal Business Unit

Mark R. Templeton has served as our president and chief executive officer since April 1991 when he co-founded our company. In addition, Mr. Templeton has served as a member of our board of directors since April 1991. From April 1990 to March 1991, Mr. Templeton was director of the Custom IC Design Group at Mentor Graphics Corporation, an electronic design automation company. From October 1984 to March 1990, he held various positions with Silicon Compilers Systems Corporation, an electronic design automation company, with the last position being director of the Custom IC Design Group.

Joy E. Leo has served as our vice president of finance and administration, chief financial officer and secretary since September 2000. From January 2000 to August 2000, she served as vice president of finance and administration and chief financial officer for IMP, Inc, an integrated circuit company. From August 1998 to January 2000, she was vice president of finance, operations and administration at Innomedia Incorporated, a telecommunications company. From June 1995 to January 1998, she was vice president and chief financial officer for Philips Components, a division of Royal Philips Electronics N.V.

Scott T. Becker has served as our chief technical officer since April 1991 when he co-founded Artisan Components. In addition, Mr. Becker has served as a member of our board of directors since April 1991. From

April 1990 to April 1991, he was manager of the library development group of the IC division of Mentor Graphics. From May 1985 to April 1990, he was responsible for library development at Silicon Compilers.

Harry Dickinson has served as our chief operating officer since June 2001. From January 2000 to June 2001, Mr. Dickinson took time off from his business activities to pursue personal interests. From December 1998 to January 2000, Mr. Dickinson was vice president of worldwide sales for Cygnus Solutions, now known as Red Hat, Inc., a computer software distribution company. From October 1997 to October 1998, he was president and chief executive officer of Entridia Corporation, subsequently acquired by Stratigos Networks, LLC, a network controller company, of which he was also a founder. From January 1992 to October 1997, he was senior vice president of sales for S3 Incorporated, now known as SONICblue Incorporated, a fabless integrated circuit company specializing in graphics chips.

James H. Hogan has served as our senior vice president of business development since October 2002. From August 2000 to September 2002, he was senior vice president of business development and chief technology officer of Cadence. From February 1997 to October 2000, Mr. Hogan held several positions at Cadence including president of Cadence Japan from December 1999 to October 2000, corporate vice president of marketing from December 1998 to December 1999, and corporate vice president for field operations from February 1997 to December 1998. From December 1996 to February 1997, he was chief operating officer of Smart Machines Inc., now a wholly-owned subsidiary of Brooks Automation, Inc., an integrated circuit equipment automation company.

Dhrumil Gandhi has served as our senior vice president of product technology since May 2001. From May 1993 to May 2001, Mr. Gandhi served as our vice president of engineering. From July 1983 to May 1993, he served as senior manager for advanced application specific integrated circuit design systems at Mentor Graphics.

Brent Dichter has served as our vice president of engineering since May 2001. Mr. Dichter served as our vice president of product/program management from March 2000 to May 2001 and as our director of engineering from November 1998 to March 2000. From January 1997 to November 1998, he served as vice president of silicon technology at Multi Dimensional Computing, a computer company specializing in graphics chip design. From July 1995 to January 1997, he was director of strategic marketing for Xilinx, Inc., a field programmable gate array company.

Neal Carney has served as our vice president of marketing since August 2001. From June 2000 to August 2001, he was vice president of marketing for Tripath Technology, Inc., a fabless integrated circuit company. From January 1998 to June 2000, he was business unit manager of imaging products for Agilent Technologies, Inc., a technology company focusing on communications, electronics and life sciences. From January 1994 to January 1998, Mr. Carney was marketing manager of the integrated circuit division at Hewlett-Packard Company. From November 1982 to January of 1994, Mr. Carney held various marketing management positions at Hewlett-Packard including a three year international assignment from May 1987 to May 1990 as the Japan marketing center manager for Hewlett-Packard’s integrated circuit products group.

Edward M. Boule has served as our vice president, Asia Pacific sales since January 2003. Mr. Boule served as our vice president, foundry partnerships from August 2001 to January 2003, and as our director of Japan operations from August 1999 to August 2001. From October 1995 to April 1999, Mr. Boule was director and vice president of sales for AKM Semiconductor Inc., a subsidiary of Asahi Kasei Microsystems specializing in semiconductor manufacturing.

J. Callan Carpenter has served as our vice president and general manager, analog/mixed-signal business unit since March 2003. From March 1998 to March 2003, Mr. Carpenter served as president, CEO and Director of Silicon Metrics Corporation, a company specializing in semiconductor design and verification software. From December 1997 to March 1998, Mr. Carpenter served as vice president of marketing for Ventix Systems, Inc., an enterprise automation software company. From May 1997 to December 1997, Mr. Carpenter provided independent consulting services for several software companies. From January 1990 to April 1997, Mr. Carpenter held various marketing and managerial positions with Mentor Graphics Corporation, including the position of vice president of corporate marketing from January 1995 to April 1997.

ITEM 2.    PROPERTIES

Our principal administrative and technical offices occupy 54,489 square feet in Sunnyvale, California pursuant to a lease that expires in August 2008. In addition, we lease administrative, technical and field support offices in seven cities throughout the world. The administrative, technical and field offices range from small executive offices to a 35,290 square foot facility. Lease terms range from month-to-month on certain executive offices to 3 years on certain direct leases. Our principal administrative, technical and field support facilities are in Sunnyvale, California; San Diego, California; Boston, Massachusetts; Bangalore, India; Tokyo, Japan; Paris, France and Singapore. We are continually evaluating the adequacy of existing facilities and additional facilities in new cities and we believe that suitable additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3.    LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

We have been notified by Broadcom Corporation that it is requesting indemnification from NurLogic (the successor entity of NurLogic is now one of our wholly owned subsidiaries) because a complaint was filed against Broadcom by STMicroelectronics, Inc. in November 2002 in the United States District Court for the Eastern District of Texas alleging that some of Broadcom’s products infringe several patents owned by STMicroelectronics. STMicroelectronics is seeking both an injunction against Broadcom and monetary damages. We have recently been further notified by Broadcom that it is requesting indemnification from NurLogic because a complaint was filed against Broadcom by Agere Systems Inc. in August 2003 in the United States District Court for the Eastern District of Pennsylvania, alleging that some of Broadcom’s products infringe several patents owned by Agere. We have received notice from Broadcom regarding one Agere patent that may relate to the technology licensed by NurLogic. Agere is seeking both an injunction against Broadcom and monetary damages.

We believe that the complaint brought by STMicroelectronics is without merit with respect to technology licensed by NurLogic to Broadcom. We are in the process of evaluating Agere’s claims and we believe that we have meritorious defenses with respect to the technology licensed by NurLogic to Broadcom. However, there can be no assurance that the courts will find that the patents asserted by STMicroelectronics and Agere are invalid or that the technology licensed by NurLogic does not infringe such patents.

Whether or not the asserted patents are valid and whether or not a court finds that Broadcom’s or NurLogic’s products infringe, the investigation and resolution of these indemnity claims and any related litigation could be expensive and could consume substantial amounts of management time and attention.

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

	Fiscal Year Ended September 30, 2003		Fiscal Year Ended September 30, 2002
	High	Low	High	Low
First Quarter	$22.300	$7.650	$17.400	$6.950
Second Quarter	$19.890	$13.880	$17.950	$11.861
Third Quarter	$26.760	$16.060	$16.500	$8.260
Fourth Quarter	$25.410	$16.750	$9.940	$6.840

Dividend Policy

Since March 1996, when we converted to a C corporation from a subchapter S corporation, we have not declared or paid any cash dividends on our Common Stock or other securities. We presently intend to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Holders of Common Stock

As of October 31, 2003, there were approximately 92 stockholders of record of our Common Stock, not including those stockholders holding shares in street or nominee name.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of September 30, 2003 and 2002 and the consolidated statement of operations data for the fiscal years ended September 30, 2003, 2002 and 2001 are derived from the financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, and which are included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of September 30, 2001, 2000 and 1999 and the consolidated statement of operations data for the fiscal years ended September 30, 2000 and 1999 are derived from the financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, and which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in the future.

The acquisitions of NurLogic Design, Inc. in February 2003 and certain assets of Synopsys’ physical library business unit in January 2001 resulted in a significant increase in our costs and expenses primarily attributable to the increased headcount and amortization of goodwill and other intangibles associated with the acquisitions. The acquisitions have affected the comparability of the selected financial data set forth below.

	Fiscal Years Ended September 30,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
License	$57,970	$27,728	$21,136	$17,042	$14,138
Net royalty	10,543	9,518	4,621	3,250	729

Total revenue	68,513	37,246	25,757	20,292	14,867

Total costs and expenses	61,401	35,633	38,128	21,622	18,292

Operating income (loss)	7,112	1,613	(12,371)	(1,330)	(3,425)
Interest and other income, net	1,337	842	2,567	2,945	2,024

Income (loss) before provision (benefit) for income taxes	8,449	2,455	(9,804)	1,615	(1,401)
Provision (benefit) for income taxes	1,106	340	4,168	533	(858)

Net income (loss)	$7,343	$2,115	$(13,972)	$1,082	$(543)

Net income (loss) per share:
Basic (1)	$0.38	$0.13	$(0.88)	$0.08	$(0.04)

Diluted (1)	$0.34	$0.12	$(0.88)	$0.07	$(0.04)

Shares used in computing net income (loss) per share:
Basic	19,439	16,716	15,965	14,334	13,569

Diluted	21,690	17,991	15,965	15,456	13,569

	At September 30,
	2003	2002	2001	2000	1999
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$114,266	$52,244	$42,329	$54,016	$48,181
Working capital	113,576	50,955	41,214	56,571	50,612
Total assets	187,103	82,448	73,026	71,930	64,344
Long term liabilities, net of current portion	5,191	2,422	689	235	174
Total stockholders’ equity	166,131	69,160	63,385	63,454	57,120

(1)	For an explanation of net income (loss) per share and shares used in per share calculations, see Note 13 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of physical intellectual property components for the design and manufacture of complex integrated circuits including those known as system-on-a-chip integrated circuits. Our products include embedded memory, standard cell, input/output components and analog and mixed-signal products, which are designed to achieve the best combination of performance, density, power and yield for a given manufacturing process. Our intellectual property components are pre-tested by producing them in silicon to ensure that they perform to specification. This enables designers to reduce the risk of design failure and gain valuable time to market. We license our products to customers for the design and manufacture of integrated circuits used in complex, high volume applications such as portable computing devices, communication systems, cellular phones, consumer multimedia products, automotive electronics, personal computers, workstations and other electronic applications.

We derive a substantial majority of our revenue from integrated circuit manufacturers who pay license fees and royalties to us to use our intellectual property components in the products they manufacture. These integrated circuit manufacturing customers work with integrated circuit designers who incorporate our intellectual property components in their designs. Our customers include the following: foundries, which are independent manufacturing facilities; integrated circuit companies that design and manufacture their own integrated circuit products; system manufacturers which are integrated circuit companies that design and manufacture integrated circuits for use in their electronic products; integrated circuit companies that manufacture products for their customers; and fabless integrated circuit companies, which do not have their own manufacturing facilities, but use our intellectual property components in their integrated circuit designs.

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

We have licensed our intellectual property components to over a thousand companies involved in integrated circuit design. We make the core set of our products available to licensed integrated circuit designers at no charge. We also provide customized intellectual property components and services to our licensed customers on a separate fee basis.

We license our intellectual property components on a nonexclusive, worldwide basis to major integrated circuit manufacturers and generally grant these manufacturers the right to distribute our intellectual property components to their internal design teams and their integrated circuit customers. We charge manufacturers a license fee that gives them the right to manufacture integrated circuits containing intellectual property components we have developed for their manufacturing process. With limited exceptions, manufacturers also agree to pay us royalties based on the selling prices of integrated circuits or wafers that contain our intellectual property components. Generally, we credit a portion of the royalty payments to the manufacturer’s account to be applied against license fees for future orders placed with us, if any, payable by the manufacturer. The portion of the royalty payment that is credited to a manufacturer’s account to be applied against future license fees, if any, is based on negotiations at the time the license arrangement is signed.

SOURCES OF REVENUE

The license of our intellectual property components to an integrated circuit manufacturer typically involves a sales cycle of three to nine months and often coincides with an integrated circuit manufacturing customer’s migration to a new manufacturing process. Our contracts with integrated circuit manufacturers generally require them to pay a license fee for each product delivered under a contract. Generally, our license contracts involve multiple products. Throughout the production cycle, integrated circuit manufacturers often request additional products or modifications to existing products that result in additional license revenue. Our contracts generally require payment of a portion of the license fees upon signing of the contract with the final payment due within 30 to 90 days after delivery, which generally takes three to nine months from the contract signing date.

We have been dependent on a relatively small number of integrated circuit manufacturing customers for a substantial portion of our revenue, although the integrated circuit manufacturers comprising this group have changed from time to time. In fiscal 2003, IBM accounted for 18% of total revenue, TSMC accounted for 17% of total revenue and Chartered accounted for 10% of total revenue. In fiscal 2002, TSMC accounted for 39% of total revenue. In fiscal 2001, TSMC accounted for 26% of total revenue and Synopsys accounted for 12% of total revenue. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the customer’s contributing to the addition of new contracts, the timing of work performed by us and the number of designs utilizing our products.

The license of our intellectual property components typically involves a significant commitment of capital by the integrated circuit manufacturer and a purchase from us will often be timed to coincide with a manufacturer’s migration to a new manufacturing process geometry. Manufacturers migrating to a new process geometry often view our intellectual property components as a means of attracting integrated circuit designers that use our components. Within a given process geometry, manufacturers may also choose to license additional intellectual property components from us in response to their customer’s requirements. Once an order is received, we must commit significant time and resources to the customization of products for such manufacturer. Because we often recognize revenue from such orders on a percentage-of-completion basis, the customers representing a significant portion of our revenue in a given quarter will depend upon the timing of our receipt of new orders and our progress on the customization of projects actually performed by us during such quarter.

We derive a substantial majority of our total revenue from fees associated with the sale of licenses, including maintenance and support fees. Of these components, maintenance and support fees have historically represented less than 10% of license revenue. Together, these license, maintenance and support fees accounted for 85% of total revenue in fiscal year 2003, 74% of total revenue in fiscal 2002 and 82% of total revenue in fiscal 2001. We expect that license revenue will continue to account for a substantial portion of our total revenue for the foreseeable future.

We calculate royalty revenue based on the selling price of integrated circuits or wafers containing our intellectual property components. License arrangements call for royalty reporting by each integrated circuit manufacturing customer on either a per-integrated circuit or per-wafer basis. Given that we provide our intellectual property components early in the customer’s integrated circuit design process, there is a delay of approximately one to four years between the time we deliver an intellectual property component and the time we receive royalty revenue, if at all, when the integrated circuits incorporating our intellectual property components are manufactured and sold. In recent periods, we have established uniform royalty rates, calculated on the basis of the wafer selling prices, applicable to all new licensees. Prior to that, royalty rates varied among integrated circuit manufacturers. In addition, our agreements with TSMC provide that royalty and credit rates decrease in accordance with a fixed schedule over the life of a given process geometry. Our success will depend, in part, on our ability to generate royalty revenue from a large number of designs and on many of these designs achieving substantial manufacturing volumes.

To date, a substantial portion of our net royalty revenue has been derived from one integrated circuit manufacturer, TSMC. TSMC accounted for 75% of our net royalty revenue in fiscal 2003, 89% in fiscal 2002 and 88% in fiscal 2001. Net royalty revenue as a percentage of total revenue was 15% in fiscal 2003, 26% in 2002 and 18% in fiscal 2001.

Historically, a large portion of our total revenue has been generated from outside of the United States. International revenue as a percentage of our total revenue was approximately 69% in fiscal 2003, 75% in fiscal 2002 and 70% in fiscal 2001. We anticipate that international revenue will remain a substantial portion of our total revenue for the foreseeable future. As all of our sales are currently denominated in US dollars, a strengthening of the US dollar could make our intellectual property components less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes. We have not engaged in any foreign currency hedging transactions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, assumptions and judgments including those related to revenue recognition, accounting for investments, allowance for doubtful accounts, goodwill impairments, contingencies, restructuring costs and other special charges and taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities and our recognition of revenue that is not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Some of our most critical accounting policies are described in the following paragraphs:

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

License revenue.    For all licenses, we use both a binding purchase order and a signed license agreement as evidence of an arrangement. We assess cash collectibility based on a number of factors, including past collection history with the customer and the credit worthiness of the customer. In cases where we believe a customer’s credit worthiness is uncertain, we require prepayment or a letter of credit as assurance of payment. If we determine that collection of a fee is not probable, we defer the revenue and recognize it at the time collection becomes probable.

For licensed products which do not require significant customization of intellectual property components, we generally recognize license revenue when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of the resulting receivable is probable.

For licensed products requiring significant customization of our intellectual property components, we generally recognize license revenue using the percentage-of-completion method of accounting over the period that services are performed. For all license and service agreements accounted for under the percentage-of-completion method, we determine progress to completion based on actual direct labor hours incurred to date as a percentage of the estimated total direct labor hours required to complete the project. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. To date, these losses have not been significant. Costs incurred in advance of billings are recorded as costs in excess of related billings on uncompleted contracts. If the amount of revenue recognized exceeds the amounts billed to customers, the excess amount is recorded as unbilled accounts receivable. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviations from these estimates could have a material effect on the amount of revenue we recognize in any period.

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

Royalty revenue.    We recognize royalty revenue based on royalty reports received from integrated circuit manufacturers, generally on a one-quarter lag basis. In accordance with contract terms, we generally credit a portion of each royalty payment back to the integrated circuit manufacturer’s account to be applied against future license fees, if any, payable by the manufacturer. We report the remaining portion of the royalty as net royalty revenue. The amount of credits that can be earned by an integrated circuit manufacturer is generally limited to the cumulative amount of orders placed by that integrated circuit manufacturer for a given process technology. An integrated circuit manufacturer has a limited time to use the credits before they expire, generally twelve to eighteen months from the time credits are earned. As a result, we defer revenue associated with our credit program until the integrated circuit manufacturer licenses additional products or the credit expires, whichever is earlier. If the integrated circuit manufacturer does not use the credits within the stated period, we record the amount of the expired credits as net royalty revenue as we no longer have an obligation to provide any future products for the expired credits. Historically, integrated circuit manufacturing customers have utilized substantially all credits to purchase additional licensed products prior to expiration of the credits. When the integrated circuit manufacturing customers use credits, we recognize the credits as license revenue when our revenue recognition criteria have been met.

ACCOUNTING FOR INVESTMENTS

We determine the appropriate classification of marketable securities at the time of purchase and evaluate such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income in stockholders’ equity. Marketable securities are presented as current or long-term assets based on their scheduled maturities. Realized gains and losses are recognized based on the specific identification method.

We review our investments on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. If we believe that an other-than-temporary decline exists, we write down the investment to fair market value and record the related write-down as a loss on investments in our consolidated statements of operations.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable and our historical experience. If a major customer’s creditworthiness were to deteriorate, or actual defaults were higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which could have an adverse impact on our operating results in the period. The impact of any change in the allowance for doubtful accounts may be affected by our reliance on a relatively small number of integrated circuit manufacturers for a large portion of our total revenue.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

We assess long-lived assets, goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If we determine that the carrying value of long-lived, goodwill and other intangible assets may not be recoverable, we measure impairment by using the projected discounted cash flow method.

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but instead are subject to impairment tests on at least an annual basis and between annual tests whenever events or circumstances may indicate an impairment has occurred. We adopted SFAS 142 during the first quarter of fiscal 2002. Our acquired workforce does not qualify as a separately identifiable intangible asset and on adoption of SFAS 142 was reclassified as goodwill. The adoption of SFAS 142 did not have a material impact on our financial position and results of operations, other than the cessation of amortization of goodwill.

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

ACCOUNTING FOR INCOME TAXES

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider historical taxable income, expectations and risks associated with our estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As of September 30, 2003, we recorded a full valuation allowance against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all or part of the deferred tax asset in the future, an adjustment to the net deferred tax asset would increase income in the period such determination is made.

ACQUISITIONS

In February 2003, we acquired NurLogic Design, Inc. (“NurLogic”) for consideration consisting of approximately $5.0 million in cash, 745,000 shares of common stock valued at approximately $12.9 million, and assumed options to acquire 819,000 shares of common stock with a weighted average exercise price per share of $11.89 and a fair value of approximately $11.3 million. We accounted for the acquisition under the purchase method of accounting. NurLogic’s technology adds complementary analog, mixed-signal and communication components to our product portfolio. Our acquisition of NurLogic has resulted in a significant increase in our costs and expenses relating primarily to the increased headcount and amortization of purchased intangible assets. This increase in our costs and expenses has affected and will continue to affect the comparability of our financial statements in future periods.

In January 2001, we acquired certain assets of the physical library business of Synopsys for approximately $27.4 million. We accounted for the acquisition under the purchase method of accounting. Upon consummation of our acquisition of certain assets of the Synopsys physical library business, we immediately charged to expense $2.4 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. In fiscal 2001, our acquisition of such assets from Synopsys resulted in a significant increase in our costs and expenses relating primarily to the increased headcount and amortization of goodwill and other intangible assets associated with the acquisition.

In accordance with SFAS 142, we ceased amortizing goodwill in the first quarter of fiscal 2002.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of our total revenue:

	Fiscal Years Ended September 30,
	2003	2002	2001
Revenue:
License	84.6%	74.4%	82.1%
Net royalty	15.4	25.6	17.9

Total revenue	100.0	100.0	100.0

Costs and expenses:
Cost of revenue	25.1	22.3	23.2
Product development	26.9	31.8	48.3
Sales and marketing	21.2	23.6	25.2
General and administrative	9.3	9.4	13.1
Provision for unused facility lease	—	3.3	5.2
In-process research and development	0.7	—	9.5
Amortization of purchased intangible assets	6.4	5.3	5.7
Amortization of goodwill and acquired workforce	—	—	17.8

Total costs and expenses	89.6	95.7	148.0

Operating income (loss)	10.4	4.3	(48.0)
Interest and other (expense) income, net	1.9	2.3	9.9

Income (loss) before provision for income taxes	12.3	6.6	(38.1)
Provision for income taxes	1.6	0.9	16.1

Net income (loss)	10.7%	5.7%	(54.2)%

Fiscal Years Ended September 30, 2003, 2002 and 2001

Total Revenue ($ In Thousands)	Fiscal 2003	Percent Inc / (Dec)	Fiscal 2002	Percent Inc / (Dec)	Fiscal 2001
License revenue	$57,970	109%	$27,728	31%	$21,136
Net royalty revenue	10,543	11%	9,518	106%	4,621

Total revenue	$68,513	84%	$37,246	45%	$25,757

The increase in total revenue of $31.3 million in fiscal 2003 compared to fiscal 2002 was attributable to increased license revenue of $30.2 million and an increase in net royalty revenue of $1.0 million. Gross royalty payments are calculated based on per unit sales of integrated circuits or wafers containing our intellectual property components. Gross royalties were $14.2 million in fiscal 2003 and $13.3 million in fiscal 2002. From these amounts, $3.7 million was credited back to customer accounts in fiscal 2003 and $3.8 million was credited back to customer accounts in fiscal 2002, in each case, for use as payment of license fees for future orders to be placed with us, if any. The remaining portion of gross royalty revenue of $10.5 million in fiscal 2003 and $9.5 million in fiscal 2002 was reported as net royalty revenue.

The increase in total revenue of $11.5 million in fiscal 2002 compared to fiscal 2001 was attributable to increased license revenue of $6.6 million and an increase in net royalty revenue of $4.9 million. Gross royalties were $13.3 million in fiscal 2002 and $6.6 in fiscal 2001. From these amounts, $3.8 million was credited back to the customer accounts in fiscal 2002 and $ 2.0 million was credited back to customer accounts in fiscal 2001, in each case, for use as payment of license fees for future orders to be placed with us. The remaining portion of gross royalty revenue of $9.5 million in fiscal 2002 and $4.6 million in fiscal 2001 was reported as net royalty revenue.

Cost of Revenue	Fiscal 2003	Percent Inc / (Dec)	Fiscal 2002	Percent Inc / (Dec)	Fiscal 2001
($ In Thousands)	$17,229	108%	$8,297	39%	$5,971

Engineering costs are allocated between cost of revenue and product development. We track specific customer projects and product development efforts based on unique project codes that are assigned at the inception of each project. Individual engineers devoted to these projects record time to these project codes as actual hours are incurred. Engineering efforts devoted to specific customer projects are recognized as cost of revenue in the same period that revenues are recognized. Engineering efforts devoted to the general development of our technology are charged to product development. Engineering costs related to product development are expensed as incurred.

The increase in cost of revenue of $8.9 million in fiscal 2003 compared to fiscal 2002 was primarily due to increased engineering hours allocated to revenue-generating projects of $8.7 million. We expect that cost of revenue will continue to increase in absolute dollars in future periods.

The increase in cost of revenue of $2.3 million in fiscal 2002 compared to fiscal 2001 was due to increased engineering hours allocated to revenue-generating projects of $1.8 million and increased use of outside services of $521,000.

Product Development Expenses	Fiscal 2003	Percent Inc / (Dec)	Fiscal 2002	Percent Inc / (Dec)	Fiscal 2001
($ In Thousands)	$18,377	55%	$11,869	(5)%	$12,438

The increase in product development expenses of $6.5 million in fiscal 2003 compared to fiscal 2002 was due to an increase in headcount and personnel related costs of $10.6 million, increased outside services costs of $1.9 million, increased depreciation and amortization costs of $1.9 million, increased facilities costs of $531,000 and increased supplies and materials costs of $216,000; partially offset by increased engineering hours allocated to revenue-generating projects of $8.7 million. We expect that product development expenses will continue to increase in absolute dollars in future periods.

The decrease in product development expenses of $569,000 in fiscal 2002 compared to fiscal 2001 was due to increased engineering hours allocated to revenue-generating projects of $1.8 million and decreased computer and networking equipment maintenance and depreciation costs of $622,000; partially offset by an increase in headcount and personnel related costs of $1.1 million, increased outside services of $254,000 and increased leasing costs associated with the relocation of our principal offices of $456,000.

Sales and Marketing Expenses	Fiscal 2003	Percent Inc / (Dec)	Fiscal 2002	Percent Inc / (Dec)	Fiscal 2001
($ In Thousands)	$14,522	65%	$8,782	35%	$6,510

Sales and marketing expenses include personnel related costs including salaries and commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. The increase in sales and marketing expenses of $5.7 million in fiscal 2003 compared to fiscal 2002 was attributable to an increase in headcount and personnel related costs of $4.9 million, increased marketing and advertising program expenses of $317,000, increased depreciation and amortization costs of $380,000 and increased outside services costs of $111,000. We expect sales and marketing expenses will continue to increase in absolute dollars in future periods.

The increase in sales and marketing expenses of $2.3 million in fiscal 2002 compared to fiscal 2001 was attributable to an increase in personnel related costs of $2.4 million, increased outside services costs of $119,000 and increased facility costs of $252,000; partially offset by decreased marketing program expenses of $327,000 and decreased travel and miscellaneous expenses of $126,000.

General and Administrative Expenses	Fiscal 2003	Percent Inc / (Dec)	Fiscal 2002	Percent Inc / (Dec)	Fiscal 2001
($ In Thousands)	$6,386	83%	$3,499	4%	$3,371

The increase in general and administrative expenses of $2.9 million in fiscal 2003 compared to fiscal 2002 was due to increased personnel related costs of $1.9 million, increased outside services costs of $446,000, an increase in bad debt expense of $363,000, increased depreciation and amortization costs of $120,000 and increased facility and miscellaneous costs of $64,000. We expect general and administrative expenses will continue to increase in absolute dollars in future periods.

The increase in general and administrative expenses of $128,000 in fiscal 2002 compared to fiscal 2001 was due to increased personnel related costs of $289,000, increased insurance and legal expenses of $560,000 and increased facility and miscellaneous costs of $68,000; partially offset by the reduction in bad debt expense of $712,000 and decreased outside services costs of $77,000.

Provision for Unused Facility Lease	Fiscal 2003	Percent Inc / (Dec)	Fiscal 2002	Percent Inc / (Dec)	Fiscal 2001
($ In Thousands)	—	(100)%	$1,219	(9)%	$1,341

The decrease in the provision for unused facility lease in fiscal 2003 as compared to fiscal 2002 and 2001 is wholly attributable to the impairment of our unused leased facility for our former corporate office, which we vacated in fiscal 2001. As our original lease term expires in fiscal 2004, we made certain assumptions in determining the impairment, including our ability to sub-lease the facility for the remaining lease term in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Due to the continued economic slowdown, we determined in fiscal 2002 that it was unlikely we would be able to sub-lease the facility and took an additional impairment charge for the full amount of the remaining lease liability.

Acquisition-Related Expenses	Fiscal 2003	Percent Inc / (Dec)	Fiscal 2002	Percent Inc / (Dec)	Fiscal 2001
($ In Thousands)
In-process research and development	$520	100%	$—	(100)%	$2,441
Amortization of purchased intangible assets	4,367	122%	1,967	33%	1,476
Amortization of goodwill and acquired workforce	—	—	—	(100)%	4,580

Acquisition-related expenses	$4,887	148%	$1,967	(77)%	$8,497

In-process research and development expense of $520,000 in fiscal year 2003 reflected certain research projects (primarily next generation core technology) from the NurLogic acquisition that had not yet reached technological feasibility or had no alternative future use at the time of acquisition. In order to achieve technological feasibility, we estimated the cost required to complete the projects at approximately $300,000. We estimated the fair value assigned to in-process research and development using the income approach, which discounts to present value the cash flows attributable to the technology once it had reached technological feasibility using a discount rate of 40%.

In-process research and development expense of $2.4 million in fiscal year 2001 was related to our acquisition of certain assets of Synopsys’ physical library business in January 2001 and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The fair value of the existing purchased technology and patents, as well as the technology under development, was determined using the income approach, which discounts expected future cash flows to present value. The 30% discount rate used in the present value calculations was derived from a weighted-average cost of capital analysis and venture capital surveys, adjusted upward to reflect additional risks inherent in the particular technologies and the development life cycle.

The increase in amortization of purchased intangible assets of $2.4 million in fiscal 2003 compared to fiscal 2002 was attributable to a $2.5 million increase related to the NurLogic acquisition; offset by a decrease of $140,000 in the amortization related to the Synopsys asset acquisition. The increase of $491,000 in the amortization of purchased intangible assets in fiscal 2002 compared to fiscal 2001 was attributable to the timing of the Synopsys asset acquisition in fiscal 2001.

The decrease in the amortization of goodwill and acquired workforce of $4.6 million in fiscal 2002 compared to fiscal 2001 was attributable to the adoption of SFAS 142 in the first quarter of fiscal 2002. As a result, we ceased amortizing goodwill and intangible assets with deemed indefinite lives on October 1, 2001.

Interest and Other Income, net	Fiscal 2003	Percent Inc / (Dec)	Fiscal 2002	Percent Inc / (Dec)	Fiscal 2001
($ In Thousands)	$1,337	59%	$842	(67)%	$2,567

The increase in interest and other income of $495,000 in fiscal 2003 compared to fiscal 2002 was primarily attributable to contract expirations related to one of our acquisitions of $444,000 and an increase in interest income of $82,000 due to higher cash, cash equivalent and marketable securities balances.

The decrease in interest and other income of $1.7 million in fiscal 2002 compared to fiscal 2001 reflected a lower rate of return on our investment portfolio in fiscal 2002.

Provision for Income Taxes	Fiscal 2003	Percent Inc / (Dec)	Fiscal 2002	Percent Inc / (Dec)	Fiscal 2001
($ In Thousands)	$1,106	225%	$340	(92)%	$4,168

The income tax provisions in fiscal 2003 and fiscal 2002 were results of the alternative minimum tax and foreign withholding tax. The tax provision in fiscal 2001 was a result of a full valuation allowance provided against the deferred tax assets that had been carried on our books. The valuation allowance was established due to uncertainty surrounding the realization of the benefit of such assets. The difference between the statutory and effective rates of income tax is due to the impact of state taxes and tax-free interest income and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in fiscal 2003 of $3.5 million was primarily attributable to the net income of $7.3 million, a decrease in prepaid and other currents assets of $324,000, a decrease in other assets of $1.2 million, an increase in accounts payable of $667,000 and non-cash related charges of $8.0 million; partially offset by an increase in contract receivables of $10.0 million, a decrease in accrued liabilities of $1.9 million and a decrease in other liabilities of $2.0 million. Net cash provided by operating activities in fiscal 2002 of $8.3 million was primarily attributable to the net income of $2.1 million, an increase in accounts payable of $689,000, an increase in deferred revenue of $2.9 million, an increase in other liabilities of $1.1 million and non-cash related charges of $4.6 million; partially offset by an increase in contract receivables of $1.5 million, an increase in prepaid and other currents assets of $800,000 and a decrease in accrued liabilities of $1.1 million. Net cash provided by operating activities in fiscal 2001 of $2.7 million was primarily attributable to a decrease in contract receivables of $1.1 million, an increase in deferred taxes of $4.1 million, an increase in accrued liabilities of $2.2 million, an increase in other liabilities of $398,000 and non-cash charges of $11.8 million; partially offset by the net loss of $14.0 million, a decrease in accounts payable of $601,000 and a decrease in deferred revenue of $2.2 million.

Net cash provided by investing activities in fiscal 2003 of $469,000 was attributable to a net decrease in purchases of marketable securities of $7.8 million; offset by an increase in purchases of property and equipment of $4.5 million and the acquisition of NurLogic of $2.8 million, net of cash acquired. Net cash used in investing activities in fiscal 2002 of $13.8 million was attributable to an increase in purchases of property and equipment of $1.5 million and a net increase in purchases of marketable securities of $12.3 million. Net cash used in investing activities in fiscal 2001 of $6.3 million was primarily attributable to an increase in purchases of property and equipment of $1.9 million and the acquisition of certain assets of the physical library business of Synopsys, net of cash acquired of $14.5 million; partially offset by the net decrease of marketable securities of $10.0 million.

Net cash provided by financing activities was $65.7 million in fiscal 2003, $3.1 million in fiscal 2002, and $2.0 million in fiscal 2001. Net cash provided by financing activities in fiscal 2003 was primarily attributable to the net proceeds of approximately $53.5 million from our May 2003 secondary public offering of 3.0 million shares of newly issued common stock, proceeds of $11.9 million from the issuance of common stock to employees upon the exercise of stock options and purchases under our employee stock purchase plan and proceeds of $240,000 from the repayment of a stockholder note. Net cash provided by financing activities in fiscal 2002 and 2001 consisted of proceeds from issuance of common stock to employees upon the exercise of stock options or our employee stock purchase plan.

We intend to continue to invest heavily in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities and our international operations, the extent to which our existing and new products gain market acceptance, the costs and timing of future acquisitions, if any, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license and royalty revenue, available borrowings under line of credit arrangements, if any, and other factors. We believe that our current cash, cash equivalents and investment balances and any cash generated from operations will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, from time to time, we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional debt or equity financing arrangements may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt, other than operating leases on our facilities. Additionally, we have not entered into any derivative contracts, nor do we have any synthetic leases. As of September 30, 2003, we had no foreign currency contracts outstanding.

The following table represents our future minimum annual lease payments as of September 30, 2003 (in thousands):

Fiscal 2004	$3,246
Fiscal 2005	2,770
Fiscal 2006	2,770
Fiscal 2007	2,093
Fiscal 2008	1,994

Total minimum annual lease payments	$12,873

Our principal administrative and technical offices occupy 54,489 square feet in Sunnyvale, California. We hold this building pursuant to a lease that expires in 2008. In addition, we lease administrative, technical and field support offices in seven cities around the world. The administrative, technical and field offices range from small executive offices to a 35,290 square foot facility. Lease terms range from month-to-month on certain executive offices to 3 years on certain direct leases. Our principal administrative, technical and field support facilities are in Sunnyvale, California; San Diego, California; Boston, Massachusetts; Bangalore, India; Tokyo, Japan; Singapore and Paris, France. We are continually evaluating the adequacy of existing facilities and additional facilities in new cities and we believe that suitable additional space will be available in the future on commercially reasonable terms as needed.

In October 2002, we announced a stock buyback plan of up to $5 million of our common stock with a term of one year. As of September 30, 2003, no shares were repurchased by us under such plan and the plan terminated.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our financial position and results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our financial position and results of operations.

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

In January 2003, the FASB issued FASB Interpretation FIN No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. The consolidation requirements of FIN 46 are effective immediately for VIE’s created after January 31, 2003. The consolidation requirements for older VIE’s are effective for financial statements of interim or annual periods beginning after June 15, 2003. Certain of the disclosure requirements are effective for all financial statements issued after January 31, 2003, regardless of when the VIE was established. The adoption of FIN 46 did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. SFAS 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS 150 did not have a material impact on our financial position or results of operations.

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

RISKS RELATED TO OUR BUSINESS

Our quarterly operating results may fluctuate, which could cause our stock price to decline.

Our operating results have fluctuated in the past, and may fluctuate in the future, as a result of a number of factors including:

•	fluctuations in the demand for integrated circuits and end user products that incorporate integrated circuits;

•	our ability to develop, introduce and market new intellectual property components before our competitors;

•	the relatively large size and small number of orders we receive during a given period;

•	the timing of orders, reflecting in part the capital budgeting and purchasing cycles of our customers;

•	the length of our sales cycle;

•	the gain or loss by us of a large integrated circuit manufacturing customer or the gain or loss by our customer of a major order of integrated circuits containing our intellectual property components;

•	the size and timing of the manufacture and sale by our integrated circuit manufacturing customers of integrated circuits containing our intellectual property components;

•	the timing and results of our audit of royalty reports submitted to us by our customers;

•	the accuracy of our estimates for project completion costs, which require significant management judgment and discretion;

•	our progress on contracts that are recognized as revenue on a percentage-of-completion basis, which represent a substantial majority of our contracts and generally have completion periods of six to nine months; and

•	the timing and magnitude of costs incurred by us in developing and marketing new intellectual property components and market acceptance of such components.

Our future revenue may fluctuate from quarter to quarter and on an annual basis as a result of these and other factors. Our expense levels are based in part on our expectations regarding future revenue. If revenue is below our expectations in any quarter and we are not able to adjust spending in a timely manner, the negative effect of such shortfall may increase. We intend to continue our investment in product development as well as in product promotion, licensing and support programs in an effort to maximize the growth of future revenue and net income. Accordingly, it is likely that in some future quarters our expenses will represent a greater than expected percentage of our revenue, causing our operating results to fall below the expectations of public market analysts and investors, which could cause our stock price to decline, perhaps substantially.

Our sales cycle is unpredictable and may be more than 12 months, so we may fail to adjust our resources and expenses adequately to meet anticipated or actual demand.

The license of our intellectual property components typically involves a significant commitment of capital by the integrated circuit manufacturer and a purchase will often be timed to coincide with an integrated circuit manufacturer’s migration to a new manufacturing process or process variation. Potential customers generally commit significant resources to an evaluation of available intellectual property components and require that we expend substantial time, effort and resources to educate them about the value of our intellectual property components. Despite these efforts, potential customers may select an alternate product or delay or forego a license of our intellectual property components. As a result, the sales cycle for our intellectual property components is long, typically ranging from three to nine months, and may in some cases be more than 12 months. Our ability to forecast the timing and scope of specific sales is limited. If we were to experience a delay in our orders, it could harm our ability to meet our forecasts or investors’ expectations for a given quarter and ultimately result in a decrease in our stock price.

Once we receive and accept an order for a customized product from an integrated circuit manufacturer, we must commit significant resources to customizing our products for the integrated circuit manufacturer’s manufacturing process. We generate a substantial majority of our license revenue from customized products. This customization is complex and time consuming and is subject to a number of risks over which we have little or no control. These risks include the integrated circuit manufacturer’s alterations of its manufacturing process and the timing of its migration to a new process. Typically, this customization, once started, takes from six to nine months to complete and any delays may cause us to defer revenue recognition or potentially lose orders. If we fail to adequately adjust our resources and expenses to meet actual demand and actual revenue, our business may suffer. If anticipated orders fail to materialize, we may be unable to reduce our resources and expenses in time and our operating results could suffer. In addition, where integrated circuit manufacturer orders exceed our anticipated demand, we may be unable to deliver customized products in time to meet the integrated circuit manufacturer’s requirements. Any delays in product customization and delivery give rise to the risk of alteration or potential cancellation of orders or may harm our relationships with our customers.

Because we rely on a relatively small number of integrated circuit manufacturers for a large portion of our revenue, our revenue could decline if our integrated circuit manufacturing customers do not continue to purchase and use our intellectual property components.

We have been dependent on a relatively small number of integrated circuit manufacturing customers for a substantial portion of our revenue, although the integrated circuit manufacturers comprising this group have changed from time to time. In fiscal 2003, IBM accounted for 18% of total revenues, TSMC accounted for 17%

of total revenues and Chartered accounted for 10%. In fiscal 2002, TSMC accounted for 39% of total revenues. In fiscal 2001, TSMC accounted for 26% of total revenues and Synopsys accounted for 12% of total revenues. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts, the timing of work performed by us and the number of designs utilizing our products.

Our business is subject to many risks beyond our control that influence the success of these and other customers, including competition faced by these manufacturers, market acceptance of their products, and the engineering, sales and marketing capabilities of such customers. In addition, we believe that the licensing of our intellectual property components by integrated circuit manufacturers is driven in part by a desire on the part of such manufacturers to attract integrated circuit designers to their foundries. In the event that such manufacturers begin to operate at or near their manufacturing capacities, they may elect to reduce their marketing activities, including their purchase of our products for use by integrated circuit design teams.

We have incurred operating losses in recent periods and may be unable to maintain profitability.

Although we were profitable in fiscal 2003 and fiscal 2002, we incurred net operating losses in the first six months of fiscal 2002, fiscal 2001 and fiscal 1999. If our revenue in future periods increases more slowly than we expect, or not at all, we may not maintain profitability. In addition, most of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. We expect to continue to incur significant expenses in connection with product development, operational and administrative activities and expansion of our sales and marketing efforts. As a result, we will need to increase revenue relative to increases in costs to maintain profitability. We may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to maintain profitability, our business and financial condition would suffer, we could lose the benefit of tax credits and deferred tax assets and our stock price could decline.

TSMC, one of our largest customers, develops and distributes products that compete with ours.

TSMC, one of our largest integrated circuit manufacturing customers, has historically produced intellectual property components for use by third parties in designs to be manufactured at TSMC’s foundry. These components are designed to serve the same purpose as components produced by us. The intellectual property components developed by TSMC have competed and are expected to continue to compete with our products. We believe that TSMC is more aggressively developing and distributing these products to encourage its customers to use TSMC to manufacture their current and future designs. TSMC has substantially greater financial, manufacturing and other resources, name recognition and market presence than we do and the internal design group at TSMC has greater access to technical information about TSMC’s manufacturing processes. Distribution partners selected by TSMC include Cadence, Magma and Virage Logic. Some of TSMC’s distribution partners, such as Cadence, may have greater resources, name recognition and distribution networks than we do. If TSMC is successful in supplying its own intellectual property components to third parties either directly or through distribution arrangements with other companies, our revenue from TSMC, our revenue from other customers and our operating results could be negatively affected.

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

Royalties are calculated based on the selling prices of integrated circuits or wafers containing our intellectual property components. We believe that our long-term success is substantially dependent on future royalties. We face risks inherent in a royalty-based business model, such as the rate of incorporation of our intellectual property components into integrated circuit designs, the rate of adoption of our intellectual property components by integrated circuit manufacturers and the demand for products incorporating these integrated circuits. Our royalty revenue is highly dependent upon the level of integrated circuit production and sales by our integrated circuit manufacturing customers. Fluctuations in orders placed with our integrated circuit manufacturing customers from their customers could significantly affect our royalty revenue and operating results. Additionally, our ability to forecast and realize royalty revenue is limited by factors that are beyond our control. These factors include the timing of the manufacture of royalty-bearing integrated circuits or wafers, the price charged by integrated circuit manufacturers to their customers for royalty-bearing integrated circuits or wafers, and the quantity of royalty-bearing integrated circuits or wafers ordered and actually manufactured. We believe that a significant portion of our royalty revenue in fiscal 2003 was derived from the manufacture and sale of integrated circuits for graphics applications. If the market for integrated circuits in graphics applications declines, our royalty revenue may be adversely affected. On a period-to-period basis, net royalty revenue may vary significantly. Net royalty revenue as a percentage of our total revenue was 16% in the fourth quarter of fiscal 2003, 18% in the third quarter, 14% in the second quarter and 14% in the first quarter.

There is significant delay and uncertainty between the delivery of our intellectual property components and the generation of royalty revenue. In addition to the factors described above, this delay and uncertainty is due to the delivery and application of our intellectual property components early in the integrated circuit design process and delays in the reporting of the production and sale of royalty bearing integrated circuits or wafers. The time between the delivery of our intellectual property components to a customer and the manufacture in volume of integrated circuits containing our intellectual property components may be three years or longer. Thus, we cannot anticipate the impact of royalty payments on our financial results when we negotiate royalty agreements. We recognize royalty revenue in the quarter in which we receive a royalty report from an integrated circuit manufacturer, provided that other conditions to revenue recognition have been satisfied. As a result, our recognition of royalty revenue typically lags behind the quarter in which the related integrated circuit is manufactured or sold by the integrated circuit manufacturing customer by at least one quarter. We cannot be certain that our business strategy will be successful in expanding the number of contracts with integrated circuit manufacturers, nor can we be certain that we will receive significant royalty revenue in the future.

TSMC accounted for 75% of our net royalty revenue in fiscal 2003, 89% in fiscal 2002 and 88% in fiscal 2001. Our agreements with TSMC provide that royalty rates decrease in accordance with a fixed schedule over the life of a given process. As a result, our net royalty revenue may decline if royalties from TSMC continue to represent a substantial portion of our net royalty revenue.

We also face risks relating to the accuracy and completeness of the royalty collection process. Our ability to generate royalty revenue depends, in part, on our ability to negotiate, structure, monitor and enforce agreements for the determination and payment of royalties. We have only limited experience and systems in place to conduct reviews of the accuracy of the royalty reports we receive from our licensees. We have the right to audit the records of integrated circuit manufacturers who license our intellectual property components to help ensure the integrity of their royalty reporting systems; however, these audits may only be conducted periodically and may be at our expense. We cannot be certain that the costs incurred by us in conducting these audits will not exceed the royalties that result from these efforts. Furthermore, the timing and findings of such royalty audits have resulted in and are expected to continue to result in significant fluctuations in the level and timing of our royalty revenue.

We continue to experience intense competition from other intellectual property component providers, integrated circuit manufacturers and electronic design automation companies, and this competition could negatively affect our business and our revenue.

Our strategy of targeting integrated circuit manufacturers and integrated circuit designers that participate in, or may enter, the system-on-a-chip market requires us to compete in intensely competitive markets. We face significant competition from third party intellectual property component providers, such as Barcelona Design, DOLPHIN, Faraday Technology, Monolithic System Technology, Neolinear, Rambus, TriCN, VeriSilicon, Virage Logic and Virtual Silicon and from the internal design groups of integrated circuit manufacturers such as TSMC and IBM. In addition, we face competition from small consulting firms and design companies that operate in the intellectual property component segment of the market and offer a limited selection of specialized intellectual property components.

We face significant competition from the internal design groups of integrated circuit manufacturers that have expanded their manufacturing capabilities and portfolio of intellectual property components to participate in the system-on-a-chip market. Integrated circuit manufacturers that license our intellectual property components have historically had their own internal intellectual property component design groups. These design groups continue to compete with us for access to the integrated circuit manufacturer’s intellectual property component requisitions and, in some cases, compete with us to supply intellectual property components to third parties. Intellectual property components developed by internal design groups are designed to utilize the qualities of their own manufacturing process, and may therefore benefit from capacity, informational, cost and technical advantages. If internal design groups expand their intellectual property component offerings to compete directly with our intellectual property components or actively seek to participate as vendors in the intellectual property component market, our revenue and operating results could be negatively affected.

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

Our ability to compete successfully in the market for intellectual property components will depend upon numerous factors, many of which are beyond our control including, but not limited to:

•	continued market acceptance of products using integrated circuits and industry and general economic conditions;

•	access to adequate electronic design automation tools, many of which are licensed from our current or potential competitors;

•	access to adequate technical information from integrated circuit manufacturers, many of which are actual or potential competitors;

•	our ability to implement new designs at smaller process geometries;

•	our ability to expand and protect our intellectual property;

•	our ability to manage our staffing levels to respond to increases in customer demand for specific products or services that may occur from time to time;

•	the price, quality and timing of our new intellectual property components and those of our competitors;

•	the emergence of new intellectual property component interchangeability standards;

•	the widespread licensing of intellectual property components by integrated circuit manufacturers or their design groups to third party manufacturers;

•	market acceptance of our intellectual property components; and

•	success of competitive intellectual property components.

If we fail to enhance our intellectual property components and develop and introduce new intellectual property components on a timely basis, we may not be able to address the needs of our customers, our technology may become obsolete and our results of operations may be harmed.

Our customers compete in the integrated circuit industry, which is subject to rapid technological change, frequent introductions of new products, short product life cycles, changes in customer demands and requirements and evolving industry standards. The development of new manufacturing processes, the introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, our future success will depend on our ability to continue to enhance our existing intellectual property components and to develop and introduce new intellectual property components that satisfy increasingly sophisticated customer requirements and that keep pace with new product introductions, emerging manufacturing process technologies and other technological developments in the integrated circuit industry. We intend to continue to invest heavily in the development of new products and enhancements to our existing products. This investment of funds, time and other resources involves numerous risks, including risks of development obstacles and delays and risks of poor market reaction to such new products, which could cause our expenses to represent a greater than expected percentage of our revenue in any given quarter. If we fail to anticipate or adequately respond to changes in manufacturing processes or customer requirements, or if we experience significant delays in intellectual property component development, our business and operating results may be negatively affected. We cannot be certain that we will avoid difficulties that could delay or prevent the successful introduction, development and sale of new or enhanced intellectual property components or that the new or enhanced intellectual property components will achieve market acceptance. If we do not satisfy our delivery commitments, then we could also be exposed to litigation or claims from our customers. Any claim could have a material negative effect on our business, which could cause our stock price to decline.

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

Historically, a large portion of our total revenue has been derived from integrated circuit manufacturers located outside of the United States. International revenue as a percentage of our total revenue was approximately 69% in fiscal 2003, 75% in fiscal 2002 and 70% in fiscal 2001. Revenue derived from customers in Taiwan as a percentage of our total revenue was approximately 21% in fiscal 2003, 44% in fiscal 2002 and 34% in fiscal 2001. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. To date, all of our revenue from international customers has been denominated in US dollars. If our competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the US dollar, then we may experience fewer orders from international customers whose business is based primarily on the less expensive currency. In addition, future dislocations in international financial markets may materially affect our business.

We intend to expand our sales, marketing and design activities in Asia and Europe. We have established an engineering services and support facility in Bangalore, India and intend to increase our presence in China and Taiwan. International expansion will result in increased costs and may not be successful, which could harm our business. Our expansion of international activity and dependence on customers outside the United States involves a number of risks including:

•	the impact of possible recessions in economies outside the United States, which, given our reliance on foreign customers for a substantial portion of our revenue, could have a significant negative impact on our business and results of operations;

•	political and economic instability, including instability relating to North Korea and tensions between Taiwan and China and India and Pakistan, which could have a significant impact on us due to the concentration of our manufacturing and design customers in Taiwan and our design center in India;

•	the impact of a possible recurrence of Severe Acute Respiratory Syndrome (SARS) in China, Taiwan and other countries in which we do a significant amount of business;

•	exchange rate fluctuations which, due to the denomination of our foreign sales in US dollars, could significantly increase the cost of our products to our foreign customers;

•	the impact of export license requirements, such as those that may apply to our high-speed specialty input/output circuits, could necessitate changes to our existing open access web-based distribution platform and delay or prevent sales to customers in restricted countries;

•	difficulties in enforcement of contractual and intellectual property rights, which difficulties could have a significant adverse effect on our business given our open access distribution model, and our reliance on contractual and intellectual property rights to limit the use of our products and generate royalties; and

•	difficulties and costs of staffing and managing foreign operations, which, given our lack of experience with remote operations and our expansion into India, could have a significant negative impact on our business.

If we are unable to sustain or increase revenue derived from international customers or minimize the foregoing risks, our business may be materially and adversely affected, which could cause our stock price to decline.

International political instability may increase our cost of doing business and disrupt our business.

Increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, continuing military action in Afghanistan and Iraq, strained international relations with North Korea, tensions between Taiwan and China, tensions between India and Pakistan and other conflicts in the Middle East and Asia, may halt or hinder our ability to do business, may increase our costs and may adversely affect our stock price. This increased instability may, for example, negatively impact the reliability and cost of transportation, negatively affect the desire of our employees and customers to travel, lead to stricter export controls, adversely affect our ability to obtain adequate insurance at reasonable rates or require us to take extra security precautions for our domestic and international operations. In addition, this international political instability has had and may continue to have negative effects on financial markets, including significant price and volume fluctuations in securities markets. If this international political instability continues or escalates, our business and results of operations could be harmed and the market price of our common stock could decline.

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

Our ability to license our intellectual property components and manage our business successfully in a rapidly evolving market requires an effective planning and management process. Our historical growth, international expansion, acquisitions, including our acquisition of NurLogic in February 2003, have placed, and are expected to continue to place, a significant strain on our managerial, operational and financial resources. We have established an engineering service and support facility in Bangalore, India and plan to increase our presence in China and Taiwan. The number of our employees or their full-time equivalents has increased to 343 on September 30, 2003 from 181 on September 30, 2002. Our international expansion has resulted and is expected to continue to result in increased costs.

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

We acquired NurLogic in February 2003. We have integrated the workforce and operations of NurLogic into our organizational structure and we are working towards the effective utilization of the additional workforce. We face various integration and operational risks as a result of this acquisition including, but not limited to:

•	our ability to retain and motivate NurLogic’s employees;

•	our ability to retain and develop NurLogic’s customers;

•	our ability to use our traditional business model to market and sell NurLogic’s analog and mixed signal products and services to semiconductor manufacturers in exchange for license fees and royalties;

•	the failure or a delay in integrating the technology, operations and workforce of NurLogic with our company;

•	the failure to realize the potential financial or strategic benefits of the acquisition;

•	the incurrence of substantial unanticipated integration costs;

•	the diversion of significant management attention and financial resources in assimilating NurLogic’s business; and

•	the disruption of our ongoing business.

We license our products on a nonexclusive, worldwide basis to major semiconductor manufacturers and grant these manufacturers the right to distribute our products to their internal design teams and to their application specific integrated circuit and fabless semiconductor customers. The basic elements of our product libraries are distributed to integrated circuit design companies or end users at no charge to them. Historically, NurLogic has licensed its products directly to end users who have agreed to pay license fees directly to NurLogic. We cannot be sure that semiconductor manufacturers will be willing to license and pay for analog and mixed signal intellectual property components for the benefit of end users in the same way as such manufactures have historically licensed digital intellectual property components from us. Such analog and mixed signal intellectual property components tend to require a greater degree of customization for a particular use than do many of our other products. To date, we have had only limited success in expanding the customer base for these products beyond NurLogic’s historical customer base, and if we are unable to expand the existing customer base for these products, our revenues from such products may not grow.

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

Our acquisition of NurLogic may reduce our revenue growth rate and make prediction of our future revenue, costs and expenses and operating results more difficult. We have begun to offer NurLogic’s analog, mixed-signal and communications components to our existing customer base. However, we cannot predict the level of demand for NurLogic’s products from these customers. To date, we have had limited success in expanding the existing customer base for these products beyond NurLogic’s historical customer base, and if we are unable to expand the existing customer base for these products, revenues from these products may not grow. We may also incur additional costs in order to customize the existing NurLogic products to meet our customer requirements. We expect our results of operations in future periods will reflect an expanded workforce and product development effort and changed customer base. Due to the acquisition, we may not be able to accurately predict:

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

We may continue to make investments in complementary companies, products or technologies. If we buy a company or a division of a company, we may experience difficulty integrating that company or division’s personnel and operations, which could negatively affect our operating results. In addition:

•	the key personnel of the acquired company may decide not to work for us;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, cash management and financial reporting;

•	our ongoing business may be disrupted or receive insufficient management attention;

•	we may not be able to recognize the cost savings or other financial benefits we anticipated; and

•	our increasing international presence resulting from acquisitions may increase our exposure to foreign political, currency, and tax risks.

In connection with future acquisitions, we may be required to assume the liabilities of the companies we acquire. By assuming the liabilities, we may incur liabilities, including those related to intellectual property infringement or indemnification of customers of acquired businesses for similar claims that could materially and adversely affect our business. We may have to incur debt or issue equity securities to pay for any future acquisition, the issuance of which would involve restrictive covenants or be dilutive to our existing stockholders.

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

RISKS RELATED TO OUR MARKET

Our business depends on continued demand for integrated circuits and the electronic equipment that incorporate them.

Our business is substantially dependent on the adoption of our technology by integrated circuit manufacturers and on an increasing demand for products requiring integrated circuits, such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations. Our business is subject to many risks beyond our control that influence the success of our customers including, among others, competition faced by each customer in its particular industry, market acceptance of the customer’s products that incorporate our technology, the engineering, sales and marketing capabilities of the customer and the financial and other resources of the customer. Demand for our intellectual property components may also be affected by consolidation in the integrated circuit and related industries, which may reduce the aggregate level of purchases of our intellectual property components and services by the combined companies.

The revenue we generate from licensing activities depends in large part on the rate at which integrated circuit manufacturers adopt new product generations, which, in turn, is affected by the level of demand for integrated circuits. With increasing complexity in each successive generation of integrated circuit products, we face the risk that the rate of adoption of smaller process geometries for integrated circuit manufacturing may slow. We also face the risk that our licensing revenue may suffer if our customers collaborate with each other regarding design standards for particular generations of integrated circuit products. Revenue generated from royalties depends on production and sale of integrated circuits or wafers that incorporate our technology. If the integrated circuit and electronics products industries experience a further downturn, our business could suffer.

The integrated circuit industry is cyclical in nature and a continued downturn may negatively affect the growth of our revenue.

The markets for integrated circuit products are cyclical. The integrated circuit industry suffered a sharp decline in orders and revenue in 2001 and 2002 and this weakness has continued in 2003. Many integrated circuit manufacturers and vendors of products incorporating integrated circuits have announced earnings shortfalls and employee layoffs. We believe these conditions may negatively affect our business in the future if they persist. The outlook for the electronics industry is uncertain and it is very difficult to predict future economic events.

The primary customers for our intellectual property components are integrated circuit design and manufacturing companies. Any significant downturn in our customers’ markets, or domestic and global conditions is likely to adversely affect our royalty revenue. Such a downturn may also result in a decline in demand for our intellectual property components and services and could harm our business. Continued weakness in the integrated circuit and related industries, a reduced number of design starts, shifts in the types of integrated circuits manufactured, such as a shift to field programmable gate arrays, tightening of customers’ operating budgets or consolidation among our customers could cause our business to suffer.

If the market for third party intellectual property components does not expand, our business may suffer.

Our ability to achieve sustained revenue growth and profitability in the future will depend on the continued development of the market for third party intellectual property components and, to a large extent, on the demand for system-on-a-chip integrated circuits. System-on-a-chip integrated circuits are characterized by rapid technological change and competition from an increasing number of alternate design strategies such as combining multiple integrated circuits to create a system-on-a-package and shifts to the use of field programmable gate arrays or FPGAs. We cannot be certain that the market for third party intellectual property components and system-on-a-chip integrated circuits will continue to develop or grow at a rate sufficient to support our business. If either of these markets fails to grow or develops slower than expected, our business may suffer. A significant number of our existing and potential customers currently rely on components developed internally and/or by other vendors. Our future growth, if any, is dependent on the adoption of, and increased reliance on, third party intellectual property components by both existing and potential customers.

Integrated circuit manufacturing facilities are subject to risk of natural disasters, which, if they were to occur, could harm our revenue and profitability.

Integrated circuit manufacturing facilities have in the past experienced major reductions in foundry capacity due to earthquakes in Taiwan, Japan and California. For example, Taiwan, where several of our largest customers are located, experienced several earthquakes in 1999 that impacted foundries through power outages, physical damage and employee dislocation. The license component of our revenue depends on manufacturers transitioning to new process geometries. The royalty component of our revenue is directly related to the manufacture and sale of integrated circuits containing our intellectual property components. As a result, our business could suffer if a major integrated circuit manufacturer’s transition to a new process geometry or manufacturing capacity was adversely affected by a natural disaster such as an earthquake, fire, tornado or flood.

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

In certain instances, we have elected to rely on trade secret law rather than patent law to protect our proprietary technology. However, trade secrets are difficult to protect. We protect our proprietary technology and processes, in part, through confidentiality agreements with our employees and customers. We cannot be certain that these contracts have not and will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently discovered and possibly patented by competitors.

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

We have been notified by one of NurLogic’s customers that it is requesting indemnification from NurLogic (now one of our wholly owned subsidiaries) because of two complaints filed against that customer alleging that some of that customer’s products infringed third party patents. While we believe that the complaints are without merit with respect to technology licensed by NurLogic, there can be no assurance that the courts would not find that the technology licensed by NurLogic does infringe third party patents. Whether or not the customer’s or NurLogic’s products infringe, the investigation and resolution of these indemnity claims and any related litigation can be expensive and can consume substantial amounts of management time and attention.

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

For example, from October 1, 2002 to September 30, 2003, the trading price of our common stock on the Nasdaq National Market has ranged from a high of $26.76 to a low of $7.65. If our revenue and results of operations are below the expectations of public market securities analysts or investors, significant fluctuations in the market price of our common stock could occur. In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies and often are unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has occurred against that company. The litigation could result in substantial costs and would at a minimum divert management’s attention and resources, which could have a material adverse effect on our business, which could further reduce our stock price. Any adverse decision in the litigation could also subject us to significant liabilities.

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

The table below presents the carrying value and related weighted average interest rates for our cash, cash equivalents and marketable securities. The carrying values approximate fair values at September 30, 2003 and 2002. At September 30, 2003, marketable securities consisted of $9.9 million with a maturity date of less than one year and $5.4 million with a maturity date of greater than one year.

Cash, cash equivalents and marketable securities:	Carrying Value at September 30, 2003 (In Thousands)	Average Rate of Return at September 30, 2003 (Annualized)	Carrying Value at September 30, 2002 (In Thousands)	Average Rate of Return at September 30, 2002 (Annualized)
Cash and cash equivalents—variable rate	$71,093	0.8%	$9,873	0.6%
Money market funds—variable rate	4,978	0.8%	299	1.4%
Cash and cash equivalents—fixed rate	22,770	1.1%	18,987	1.8%
Marketable securities—fixed rate	15,425	2.1%	23,085	2.0%

Total	$114,266		$52,244

Currency Risk

Historically, a large portion of our total revenue has been generated from outside of the United States. International revenue as a percentage of our total revenue was approximately 69% for fiscal 2003, 75% for fiscal 2002 and 70% for fiscal 2001. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. As all of our sales are currently denominated in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes. We have not historically engaged in any foreign currency hedging transactions.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Consolidated Financial Statements that appears on page F-1 of this report. The Report of PricewaterhouseCoopers LLP, Independent Accountants, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this report, are incorporated by reference into this Item 8.

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

	Three Months Ended,
	Sep 30, 2003	June 30, 2003	Mar 31, 2003	Dec 31, 2002	Sep 30, 2002	June 30, 2002	Mar 31, 2002	Dec 31, 2001
	(Unaudited, in thousands)
Revenue:
License	$16,450	$15,606	$13,945	$11,969	$9,219	$7,418	$5,492	$5,599
Net Royalty	3,038	3,313	2,177	2,015	2,492	2,545	2,512	1,969

Total revenue	19,488	18,919	16,122	13,984	11,711	9,963	8,004	7,568

Costs and expenses
Cost of revenue	4,801	4,941	3,581	3,906	3,089	2,086	1,541	1,581
Product development	4,991	5,695	4,756	2,935	2,829	2,923	3,215	2,902
Sales and marketing	4,100	4,092	3,226	3,104	2,443	2,268	2,027	2,044
General and administrative	1,567	1,586	1,838	1,395	1,125	1,172	594	608
Provision for unused lease facility	—	—	—	—	22	—	1,197	—
In-process research and development	—	—	520	—	—	—	—	—
Amortization of purchased intangible assets	1,457	1,511	907	492	491	492	492	492

Total costs and expenses	16,916	17,825	14,828	11,832	9,999	8,941	9,066	7,627

Operating income (loss)	2,572	1,094	1,294	2,152	1,712	1,022	(1,062)	(59)
Interest and other income, net	345	614	175	203	245	195	146	256

Income (loss) before provision (benefit) for income taxes	2,917	1,708	1,469	2,355	1,957	1,217	(916)	197
Provisions for income taxes	379	274	263	190	148	75	38	79

Net income (loss)	$2,538	$1,434	$1,206	$2,165	$1,809	$1,142	$(954)	$118

Net income (loss) per share:
Basic	$0.12	$0.07	$0.07	$0.13	$0.11	$0.07	$(0.06)	$0.01
Diluted	$0.10	$0.06	$0.06	$0.11	$0.10	$0.06	$(0.06)	$0.01

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.    There was no change in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement relating to our 2004 Annual Meeting of Stockholders to be filed by us with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Business—Executive Officers” and certain other information required by this item is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2004 Annual Meeting of Stockholders.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics, which applies to employees generally, is posted on our Internet website. The Internet address for our website is http://www.artisan.com, and the code of ethics may be found as follows:

1. From our main Web page, first click on “About Artisan.”

2. Next, click on “Code of Business Conduct and Ethics.”

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section captioned “Executive Compensation and Other Matters” contained in our definitive proxy statement for our 2004 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections captioned “Record Date and Principal Share Ownership” contained in our definitive proxy statement for our 2004 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the sections captioned “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” contained in our definitive proxy statement for our 2004 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the captions “Ratification of Independent Auditors—Principal Accountant Fees and Services” and “—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our proxy statement related to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

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

(3) Exhibits

Number	Description of Exhibit
1.1(15)	Form of Underwriting Agreement.

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.1.1(12)	Certificate of Designation.

3.2(13)	Bylaws of the Registrant, as amended and restated January 2003.

4.1(5)	Securities Rights and Restrictions Agreement by and among Registrant and Synopsys, Inc., dated January 1, 2001.

4.2(9)	Preferred Stock Rights Agreement dated December 12, 2001 between the Registrant and EquiServe Trust Company, N.A.

4.3(15)	Specimen Stock Certificate.

4.4(16)	Declaration of Registration Rights.

10.1(11)*	1993 Stock Option Plan, as amended.

10.1.1(1)*	Form of Agreement under 1993 Stock Option Plan, as amended.

10.2(1)*	1997 Employee Stock Purchase Plan.

10.3(14)*	1997 Director Stock Option Plan, as amended March 6, 2003.

10.4(11)*	2000 Supplemental Stock Option Plan and form of agreement thereunder, as amended.

10.5(1)*	Form of Indemnification Agreement for directors and executive officers.

10.6(1)	Lease Agreement dated June 16, 1997 between Registrant, Richard Bowling and Katherine Bowling for 1195 Bordeaux Drive, Sunnyvale, California office.

10.7(3)	Form of License Agreement of the Registrant.

10.8(2)(3)	License Agreement dated as of November 30, 1997 between the Registrant and Taiwan Semiconductor Manufacturing Corporation or TSMC, as amended.

10.8.1(2)(7)	Addendum dated September 30, 1999 to License Agreement dated as of November 30, 1997 between the Registrant and TSMC, as amended.

Number	Description of Exhibit
10.8.2(2)(7)	Amendment dated June 30, 2000 to License Agreement dated as of November 30, 1997 between the Registrant and TSMC, as amended.

10.8.3(2)(12)	Addendum dated September 10, 2002 to License Agreement dated as of November 30, 1997 between the Registrant and TSMC, as amended.

10.9(4)	Commercial Lease Agreement dated December 1, 1999 by and between the Registrant and The Dai-Tokyo Fire and Marine Insurance Co., Ltd., for Yoyogi 3-25-3, Shibuya-Ku, Tokyo, Japan.

10.10(7)*	Severance Agreement dated September 11, 2000 between the Registrant and Joy E. Leo.

10.11(2)(6)	Master License Agreement dated February 28, 2001 between the Registrant and National Semiconductor Corporation (the “National Master License”).

10.11.1(2)(10)	Amendment to National Master License dated December 21, 2001 between the Registrant and National Semiconductor Corporation.

10.12(6)*	Severance Agreement dated June 7, 2001 between the Registrant and Harry Dickinson.

10.13(8)	Sublease Agreement dated August 22, 2001 between the Registrant and Globalcenter Inc. and Global Crossing North America for 141 Caspian Ct., Sunnyvale, California office.

10.14(2)(10)	Master License Agreement dated April 26, 2002 between the Registrant and International Business Machines Corporation.

10.15(14)*	2003 Stock Plan and Form of Stock Option Agreement thereunder.

10.16(13)	Form of End-User License Agreement.

10.17(15)*	Employment Agreement dated as of July 18, 2001 between the Registrant and Neal J. Carney.

10.18(15)	International Sales Representative Agreement dated as of September 15, 1996 between the Registrant and Aisys Corporation.

10.19(15)	Sales Representative Agreement dated as of August 1, 2000 between the Registrant and Aisys USA, Inc.

21.1(14)	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.

24.1	Power of Attorney (see page 51).

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 333-41219) which was declared effective on February 2, 1998.
(2)	Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83, 230.46 and 240.24b-2.
(3)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 333-50243) which was declared effective on April 29, 1998.
(4)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (No. 000-23649) on December 10, 1999.

(5)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K (No. 000-23649) on January 19, 2001.
(6)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (No. 000-23649) on August 14, 2001.
(7)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (No. 000-23649) on December 22, 2000.
(8)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (No. 000-23649) on December 11, 2001.
(9)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form 8-A (000-23649) on December 27, 2001.
(10)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (000-23649) on May 15, 2002.
(11)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (333-101465) on November 26, 2002.
(12)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (No. 000-23649) on December 27, 2002.
(13)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (000-23649) on February 14, 2003.
(14)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (000-23649) on August 14, 2003.
(15)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-3 (No. 333-103837) which was declared effective on May 6, 2003.
(16)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K (No. 000-23649) on February 26, 2003.

*	Management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.

(b) Reports on Form 8-K

We filed a report on Form 8-K on July 17, 2003 in connection with our announcement of our earnings for the third quarter of fiscal 2003.

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

Dated: December 18, 2003

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

Signature	Title	Date

/s/ MARK R. TEMPLETON (Mark R. Templeton)	President and Chief Executive Officer, Director (Principal Executive Officer)	December 18, 2003

/s/ JOY E. LEO (Joy E. Leo)	Vice President, Finance and Administration, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	December 18, 2003

/s/ SCOTT T. BECKER (Scott T. Becker)	Chief Technology Officer and Director	December 18, 2003

/s/ LUCIO L. LANZA (Lucio L. Lanza)	Chairman of the Board of Directors	December 18, 2003

/s/ R. STEPHEN HEINRICHS (R. Stephen Heinrichs)	Director	December 18, 2003

/s/ MORIO KUROSAKI (Morio Kurosaki)	Director	December 18, 2003

/s/ ROBERT P. LATTA (Robert P. Latta)	Director	December 18, 2003

/s/ LEON MALMED (Leon Malmed)	Director	December 18, 2003

Report of Independent Auditors

To the Board of Directors and Stockholders of

Artisan Components, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Artisan Components, Inc. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 3 to the consolidated financial statements, effective October 1, 2001, the Company changed its method of accounting for goodwill upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
November 3, 2003

ARTISAN COMPONENTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$98,841	$29,159
Marketable securities	9,921	23,085
Contract receivables, net of allowance for doubtful accounts of $301 and $280 at September 30, 2003 and 2002, respectively	18,398	7,232
Prepaid expenses and other current assets	2,197	2,345

Total current assets	129,357	61,821
Long-term marketable securities	5,504	—
Property and equipment, net	7,418	3,499
Goodwill, net	36,016	13,741
Purchased intangible assets, net	8,394	2,271
Other assets	414	1,116

Total assets	$187,103	$82,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,486	$861
Accrued liabilities	7,201	4,081
Deferred revenue, current portion	7,094	5,924

Total current liabilities	15,781	10,866
Deferred revenue	788	812
Other liabilities	1,146	1,610
Deferred tax liability	3,257	—

Total liabilities	20,972	13,288

Commitments and contingencies (Note 9)

Stockholders’ Equity
Common Stock, $0.001 par value;
Authorized: 50,000;
Issued and outstanding: 22,157 and 16,898 shares at September 30, 2003 and 2002, respectively	22	17
Additional paid-in capital	168,442	77,170
Treasury stock	(1,399)	—
Deferred stock-based compensation	(368)	—
Accumulated other comprehensive income	118	—
Accumulated deficit	(684)	(8,027)

Total stockholders’ equity	166,131	69,160

Total liabilities and stockholders’ equity	$187,103	$82,448

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARTISAN COMPONENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended September 30,
	2003	2002	2001
Revenue:
License	$57,970	$27,728	$21,136
Net royalty	10,543	9,518	4,621

Total revenue	68,513	37,246	25,757

Costs and expenses:
Cost of revenue	17,229	8,297	5,971
Product development	18,377	11,869	12,438
Sales and marketing	14,522	8,782	6,510
General and administrative	6,386	3,499	3,371
Provision for unused facility lease	—	1,219	1,341
In-process research and development	520	—	2,441
Amortization of purchased intangible assets	4,367	1,967	1,476
Amortization of goodwill and acquired workforce	—	—	4,580

Total costs and expenses	61,401	35,633	38,128

Operating income (loss)	7,112	1,613	(12,371)
Interest and other income, net	1,337	842	2,567

Income (loss) before provision for income taxes	8,449	2,455	(9,804)
Provision for income taxes	1,106	340	4,168

Net income (loss)	$7,343	$2,115	$(13,972)

Net income (loss) per share:
Basic	$0.38	$0.13	$(0.88)

Diluted	$0.34	$0.12	$(0.88)

Shares used in computing net income (loss) per share:
Basic	19,439	16,716	15,965

Diluted	21,690	17,991	15,965

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARTISAN COMPONENTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Stock-Based Compensation	Stockholder Note	Accumulated Other Comprehensive Income	Retained Earnings/ (Accumulated Deficit)	Total
	Shares	Amt
Balance at September 30, 2000	14,730	$15	$59,609	$—	$—	$—	$—	$3,830	$63,454

Net loss	—	—	—	—	—	—	—	(13,972)	(13,972)
Exercise of stock options, net	158	1	973	—	—	—	—	—	974
Common Stock issued pursuant to employee stock purchase plan	149	—	977	—	—	—	—	—	977
Issuance of Common Stock in connection with the acquisition of certain assets of the physical library business of Synopsys	1,450	—	11,509	—	—	—	—	—	11,509
Compensation expense related to options granted	—	—	8	—	—	—	—	—	8
Tax benefit arising from disqualifying dispositions of stock options	—	—	435	—	—	—	—	—	435

Balance at September 30, 2001	16,487	16	73,511	—	—	—	—	(10,142)	63,385

Net income	—	—	—	—	—	—	—	2,115	2,115
Exercise of stock options, net	238	1	1,784	—	—	—	—	—	1,785
Common Stock issued pursuant to employee stock purchase plan	173	—	1,320	—	—	—	—	—	1,320
Tax benefit arising from disqualifying dispositions of stock options	—	—	555	—	—	—	—	—	555

Balance at September 30, 2002	16,898	17	77,170	—	—	—	—	(8,027)	69,160

Net income	—	—	—	—	—	—	—	7,343	7,343
Unrealized gain on investments, net	—	—	—	—	—	—	118	—	118

Comprehensive Income									7,461

Exercise of stock options, net	1,264	1	10,956	—	—	—	—	—	10,957
Issuance of Common Stock and a stockholder note in connection with the acquisition of NurLogic	745	1	24,232	—	(696)	(240)	—	—	23,297
Common stock issued pursuant to employee stock purchase plan	267	—	2,103	—	—	—	—	—	2,103
Common stock repurchase in connection with exercise of stock options	(77)	—	—	(1,399)	—	—	—	—	(1,399)
Amortization of deferred stock-based compensation	—	—	—	—	328	—	—	—	328
Issuance of common stock in follow-on offering, net of issuance costs of $4,598	3,060	3	53,516	—	—	—	—	—	53,519
Repayment of employee note acquired in connection with the acquisition of NurLogic	—	—	—	—	—	240	—	—	240
Tax benefit arising from disqualifying dispositions of stock options	—	—	465	—	—	—	—	—	465

Balance at September 30, 2003	22,157	$22	$168,442	$(1,399)	$(368)	$—	$118	$(684)	$166,131

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARTISAN COMPONENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended September 30,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$7,343	$2,115	$(13,972)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,646	4,410	8,552
(Gain) loss on sale of fixed assets	(5)	(42)	18
Provision for doubtful accounts	21	(342)	370
Compensation expense related to options	328	—	8
Tax benefit arising from disqualifying dispositions of stock options	465	555	435
In-process research and development	520	—	2,441
Changes in assets and liabilities:
Contract receivables, net	(10,014)	(1,453)	1,060
Prepaid expenses and other current assets	324	(800)	179
Other assets	1,237	198	(257)
Accounts payable	667	689	(601)
Accrued liabilities	(1,929)	(1,069)	2,238
Deferred revenue	(23)	2,933	(2,217)
Other liabilities	(2,031)	1,094	398
Deferred taxes	—	—	4,053

Net cash provided by operating activities	3,549	8,288	2,705

Cash flows from investing activities:
Purchase of property and equipment	(4,531)	(1,478)	(1,863)
Proceeds from sale of property and equipment	—	—	50
Acquisition of NurLogic, net of cash acquired	(2,778)	—	—
Acquisition of certain assets of the physical library business of Synopsys, net of cash acquired	—	—	(14,530)
Purchase of marketable securities	(29,288)	(39,570)	(40,424)
Proceeds from sale and maturities of marketable securities	37,066	27,222	50,425

Net cash provided by (used in) investing activities	469	(13,826)	(6,342)

Cash flows from financing activities:
Proceeds from issuance of common stock in follow-on offering	53,519	—	—
Proceeds from exercise of stock options	9,802	1,785	974
Proceeds from issuance common stock issued pursuant to employee stock purchase plan	2,103	1,320	977
Proceeds from repayment of stockholder note	240	—	—

Net cash provided by financing activities	65,664	3,105	1,951

Net increase (decrease) in cash and cash equivalents	69,682	(2,433)	(1,686)
Cash and cash equivalents, beginning of year	29,159	31,592	33,278

Cash and cash equivalents, end of year	$98,841	$29,159	$31,592

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Fixed asset acquisitions in exchange for accounts payable	$—	$—	$34
Issuance of common stock and assumption of obligations in connection with the acquisition of certain assets of the physical library business of Synopsys	$—	$—	$12,859
Issuance of common stock and assumption of obligations in connection with the acquisition of NurLogic	$25,754	$—	$—
Exercise of stock options in exchange for the repurchase of common stock, net	$1,155	$—	$—

Cash paid for:
Income Taxes	$567	$908	$393

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    DESCRIPTION OF BUSINESS

Artisan Components, Inc. (“Artisan” or the “Company”) is a leading provider of physical intellectual property components for the design and manufacture of integrated circuits including those known as system-on-a-chip integrated circuits. The Company’s products include embedded memory, standard cell, communication, input/output components and analog and mixed-signal products which are designed to achieve the best combination of performance, density, power and yield for a given manufacturing process. The Company’s intellectual property components are pre-tested by producing them in silicon to ensure that they perform to specification. This enables designers to reduce the risk of design failure and gain valuable time to market. The Company licenses its products to customers for the design and manufacture of integrated circuits used in complex, high volume applications such as portable computing devices, communication systems, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant inter-company balances and transactions. The Company’s fiscal year end is September 30.

Use of Estimates

The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, goodwill and purchased intangible assets, contingencies, restructuring costs and other special charges and taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Securities

The Company’s investments are primarily comprised of U.S. government notes and bonds; corporate notes and bonds; and commercial paper. Investments with original maturities of greater than three months and less than one year are considered to be short-term. Investments are custodied with major financial institutions. Realized gains and losses are recorded using the specific identification method. At September 30, 2003 and 2002, all of the Company’s investments were classified as available-for-sale and were recorded on the consolidated balance sheets at fair value. Unrealized gains and losses on these investments are recorded in comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. The Company recognizes an impairment charge when the decline in fair value of its investments below the cost basis is judged to be other-than-temporary.

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

Costs related to software acquired, developed or modified solely to meet the Company’s internal requirements and for which there is no substantive plans to market the software are capitalized in accordance with the provisions of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Costs incurred after preliminary planning stage of the project and after management has authorized and committed funds to the project are capitalized. The Company had $194,000 and $0 of capitalized software costs included in property and equipment at September 30, 2003 and 2002, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Depreciation and amortization of leasehold improvements are computed using the shorter of the estimated useful lives or the terms of their respective leases.

Goodwill and Other Intangible Assets

During the first quarter of fiscal 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”

SFAS 142 requires goodwill to be tested on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Under this standard, goodwill is no longer amortized and, as such, the Company stopped amortizing its goodwill as of October 1, 2001. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their expected useful lives unless these lives are determined to be indefinite (See Note 3). Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally six months to three years.

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had the accounting standard been in effect for the periods presented below (in thousands, except per-share amounts):

	Years Ended September 30,
	2003	2002	2001
Net income (loss), as reported	$7,343	$2,115	$(13,972)
Add back: goodwill amortization expense, net of tax	—	—	4,238
Add back: acquired workforce amortization expense, net of tax	—	—	342

Net income (loss), as adjusted	$7,343	$2,115	$(9,392)

Net income (loss) per common share—Basic:
As reported	$0.38	$0.13	$(0.88)

As adjusted	$0.38	$0.13	$(0.59)

Net income (loss) per common share—Diluted:
As reported	$0.34	$0.12	$(0.88)

As adjusted	$0.34	$0.12	$(0.59)

The components of goodwill are as follows (in thousands):

	September 30,
	2003	2002
Goodwill assets	$40,596	$18,321
Accumulated amortization	(4,580)	(4,580)

Goodwill assets, net	$36,016	$13,741

Purchased intangible assets, except for goodwill and other intangible assets with useful lives deemed indefinite, are subject to amortization over their estimated useful lives. Amortization expense of purchased intangible assets was $4.4 million, $2.0 million and $1.5 million for fiscal years ended September 30, 2003, 2002 and 2001, respectively.

The components of purchased intangible assets are as follows (in thousands):

	September 30,
	2003	2002
Acquired technology	$14,578	$5,338
Non-compete agreement	376	376
Customer base	910	—
Order backlog	340	—

Purchased intangible assets	16,204	5,714
Accumulated amortization	(7,810)	(3,443)

Purchased intangible assets, net	$8,394	$2,271

As of September 30, 2003, the Company believes there are no impairment losses on its goodwill and purchased intangible assets. However, no assurances can be given that future evaluations of goodwill and purchased intangible assets will not result in charges as a result of future impairment.

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected future estimated annual amortization expense as of September 30, 2003 of intangible assets is as follows (in thousands):

Fiscal 2004	$4,030
Fiscal 2005	2,404
Fiscal 2006	1,451
Fiscal 2007	509

$8,394

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment of Long-Lived Assets.” Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, generally three to five years. SFAS 144 requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

The Company evaluates goodwill and intangible assets deemed to have indefinite lives in accordance with SFAS 142. The Company assesses these assets for impairment on an annual basis. On adoption of SFAS 142, the Company determined its operations represent a single reporting unit. To assess goodwill for impairment, the Company performs the following procedures:

Step 1:    The Company compares its fair value to the carrying value, including goodwill. In determining fair value, the Company considers two components 1) the Company’s market capitalization during the reporting period and 2) the expected present value of future cash flows and future operating trends. If the Company’s fair value exceeds the carrying value, no impairment charge is necessary. Where the carrying value, including goodwill, exceeds the unit’s fair value, the Company moves on to step two as described below.

Step 2:    The Company performs an allocation of the fair value of its identifiable tangible and non-goodwill intangible assets and liabilities. From this allocation, the Company derives an implied fair value for its goodwill. The Company then compares the implied fair value of goodwill with the carrying amount of its goodwill. If the carrying amount of the goodwill is greater than the implied fair value of its goodwill, an impairment loss is recognized for the excess of such amount.

As required by the provisions of SFAS 142, the Company evaluates goodwill for impairment on an annual basis or more frequently whenever events or circumstances may indicate an impairment has occurred. A significant impairment could have a material adverse effect on the Company’s financial position and results of operations.

Comprehensive Income

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments of contributions by stockholders. Total comprehensive income is presented in the accompanying Consolidated Statement of Stockholders’ Equity. Total accumulated other comprehensive income is displayed as a separate component of stockholder’s equity in the accompanying Consolidated Balance Sheets. The unrealized gains and losses on marketable securities and foreign currency translation adjustments are comprehensive income items applicable to the Company. The accumulated balances for comprehensive income for all periods presented consist of unrealized gain on investments.

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company recognizes and reports revenue in two separate categories: license revenue and net royalty revenue. License revenue is comprised of license, maintenance and support fees. License fees are derived from the purchase of a license for the Company’s products. Maintenance fees are derived from maintenance contracts with the Company’s integrated circuit manufacturing customers which are generally purchased at the same time as a license for the product. Support fees are derived from arrangements with integrated circuit designers to support the use of the Company’s intellectual property components in their designs. Royalty revenue is derived from fees based on the selling prices of integrated circuits or wafers containing the Company’s intellectual property components.

License revenue. For all licenses, the Company uses both a binding purchase order and a signed license agreement as evidence of an arrangement. The Company assesses cash collectibility based on a number of factors, including past collection history with the customer and the credit worthiness of the customer. In cases where the Company believes a customer’s credit worthiness is uncertain, the Company requires prepayment or a letter of credit as assurance of payment. If the Company determines that collection of a fee is not probable, the Company defers the revenue and recognize it at the time collection becomes probable.

For licensed products which do not require significant customization of intellectual property components, the Company generally recognizes license revenue when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of the resulting receivable is probable.

For licensed products requiring significant customization of the Company’s intellectual property components, the Company generally recognizes license revenue using the percentage-of-completion method of accounting over the period that services are performed. For all license and service agreements accounted for under the percentage-of-completion method, the Company determines progress to completion based on actual direct labor hours incurred to date as a percentage of the estimated total direct labor hours required to complete the project. The Company periodically evaluates the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. To date, these losses have not been significant. Costs incurred in advance of billings are recorded as costs in excess of related billings on uncompleted contracts. If the amount of revenue recognized exceeds the amounts received from customers, the excess amount is recorded as unbilled accounts receivable. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on the Company’s progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviation from these estimates could have a material effect on the amount of revenue the Company recognizes in any period.

For arrangements with multiple elements, such as product licenses and maintenance services, the Company allocates revenue to each element of a transaction based upon its fair value as determined in reliance on vendor specific objective evidence. Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those licensed products and services when sold separately and for maintenance is additionally measured by the renewal rate. If the Company cannot objectively determine the fair value of any undelivered element included in license arrangements, the Company defers revenue until all elements are delivered, all services have been performed or fair value can objectively be determined. When the fair value of a license element has not been established, the Company uses the residual method to record license revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the fee is allocated to the delivered elements and is recognized as revenue.

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company derives maintenance fees from maintenance contracts, which are generally purchased by integrated circuit manufacturers at the same time as a license for the Company’s intellectual property components. Maintenance includes telephone and email support and the right to receive unspecified upgrades on a when-and-if-available basis. Maintenance may generally be renewed on an annual basis. The Company recognizes revenue for maintenance, based on vendor specific objective evidence of fair value, ratably over the term of the maintenance period. The Company generally determines vendor specific objective evidence of maintenance based on the stated fees for maintenance renewal set forth in the original license and first maintenance agreement.

The Company derives support fees from arrangements with integrated circuit designers to support the use of the Company’s intellectual property components in their designs. Support includes telephone and email support and the right to receive unspecified upgrades on a when-and-if-available basis. The Company recognizes support fees ratably over the support period. Support arrangements generally have a term of 12 months and may be renewed for additional 12 month periods.

The Company recognizes royalty revenue based on royalty reports received from integrated circuit manufacturers, generally on a one-quarter lag basis. In accordance with contract terms, the Company generally credits a portion of each royalty payment back to the integrated circuit manufacturer’s account to be applied against future license fees, if any, payable by the manufacturer. The Company reports the remaining portion of the royalty as net royalty revenue. The amount of credits that can be earned by an integrated circuit manufacturer is generally limited to the cumulative amount of orders placed by that integrated circuit manufacturer for a given process technology. An integrated circuit manufacturer has a limited time to use the credits before they expire, generally 18 months from the time credits are earned. As a result, the Company defers revenue associated with the credit program until the integrated circuit manufacturer licenses additional products or the credit expires, whichever is earlier. If the integrated circuit manufacturer does not use the credits within the stated period, the Company records the amount of the expired credits as net royalty revenue as the Company no longer has an obligation to provide any future products for the expired credits. Historically, integrated circuit manufacturing customers have utilized substantially all credits to purchase additional licensed products prior to expiration of the credits. When the integrated circuit manufacturing customers use credits, the Company recognizes the credits as license revenue when the Company’s revenue recognition criteria have been met.

Product development

The Company expenses the cost of product development as incurred. Product development expenses principally consist of payroll and related costs and depreciation and amortization of equipment and software used in product development projects.

Advertising Costs

Expenses related to advertising and promotional activities are charged to sales and marketing expense as incurred. Advertising expense was $113,000 in fiscal 2003, $28,000 in fiscal 2002 and $177,000 in fiscal 2001.

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at exchange rates in effect at the balance sheet date with resulting translation adjustments directly recorded as a separate component of accumulated other comprehensive income (loss), if material. Income and expense accounts are translated at average exchange rates during the year. Where the U.S. dollar is the functional currency, translation adjustments are recorded in other income (loss). Translation adjustments have been immaterial.

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Stock-Based Compensation

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-based Compensation Transition and Disclosure, an Amendment of FASB 123.” Had compensation expense for the Company’s stock option plans and stock purchase plan been determined based on the fair value at the grant dates for awards under such plans consistent with SFAS 123, the Company’s net income (loss) would have been affected as follows:

	Years Ended September 30,
	2003	2002	2001
Net income (loss), as reported	$7,343	$2,115	$(13,972)

Add: Employee stock-based compensation expense included in net income	328	—	$8
Deduct: Employee stock-based compensation expense determined under fair value based method for all awards, net	(14,618)	(9,291)	(7,340)

Pro forma net loss	$(6,947)	$(7,176)	$(21,304)

Net income (loss) per share
As reported
Basic income (loss) per share	$0.38	$0.13	$(0.88)

Diluted income (loss) per share	$0.34	$0.12	$(0.88)

Pro forma
Basic income (loss) per share	$(0.36)	$(0.43)	$(1.33)

Diluted income (loss) per share	$(0.36)	$(0.43)	$(1.33)

The SFAS 123 adjusted impact of options on the net loss for the years ended September 30, 2003, 2002 and 2001 is not representative of the effects on net income (loss) for future years.

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share are computed in accordance with SFAS No. 128, “Earnings per share.” Basic net income (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income(loss) per share is computed using the treasury stock method giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common shares consist of the exercise of stock options for all periods. Such potentially dilutive common shares are not included during periods in which the Company experiences a net loss, as the impact would be anti-dilutive.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor s fiscal year end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position and results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position and results of operations.

In December 2002, the FASB issued SFAS 148 and provides two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to annual disclosure. We adopted the additional disclosure provisions of SFAS 148. The transition provisions of SFAS 148 are currently not applicable to the Company as the Company continues to account for options under APB 25.

In January 2003, the FASB issued FASB Interpretation FIN No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. The consolidation requirements of FIN 46 are effective immediately for VIE’s created after January 31, 2003. The consolidation requirements for older VIE’s are effective for financial statements of interim or annual periods beginning after June 15, 2003. Certain of the disclosure requirements are effective for all financial statements issued after January 31, 2003, regardless of when the VIE was established. The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. SFAS 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS 150 did not have a material impact on the Company’s financial position or results of operations.

NOTE 3.    ACQUISITIONS

NurLogic Design, Inc.

On February 19, 2003, the Company acquired NurLogic, a private provider of integrated circuit intellectual property, whose technology adds complementary analog, mixed-signal and communications components to the Company’s product portfolio. The Company acquired NurLogic for consideration consisting of approximately $5.0 million in cash, 745,000 shares of common stock, valued at approximately $12.9 million, and assumed options to acquire 819,000 shares of common stock with a weighted average exercise price per share of $11.89 and a fair value of approximately $11.3 million. The Company also incurred an estimated $1.5 million in transaction fees, including legal, valuation and accounting fees. The purchase price of approximately $30.8 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date.

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

The NurLogic acquisition was accounted for under SFAS 141 and SFAS 142. The results of operations of NurLogic were included in the Company’s Consolidated Statement of Operations from February 20, 2003.

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Cash	$3,680
Accounts receivable	1,173
Other current assets	176
Property and equipment	1,662
Other non-current assets	535
Notes receivable from stockholder	240

Total assets acquired	7,466

Accounts payable and accrued liabilities	(4,682)
Deferred revenue	(1,169)
Other non-current liabilities	(628)

Total liabilities assumed	(6,479)

Net assets acquired	$987

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

	Amount	Estimated Useful Life (in years)
Fair value of net tangible assets acquired	$987	1 - 5
Intangible assets acquired:
Developed technology	9,240	2 - 4
Customer base	910	2 - 3
Order backlog	340	0.5
In-process research and development	520	N/A
Deferred stock-based compensation	696	N/A
Deferred tax liability	(4,196)	N/A
Goodwill	22,275	N/A

Purchase price	$30,772

Developed technology of approximately $9.2 million consisted of intellectual property components for use in system-on-a-chip integrated circuits and consisted of: intellectual property blocks of $5.3 million for analog and core products; existing technology of $3.5 million consisting of standard cells, standard input/output products and specialty input/output products; and core technology of $430,000 consisting of processes, patents, filed patent applications and trade secrets used in standard cell and input/output products that are the basis for existing, in-process and future technology.

At the date of acquisition, the developed technology was complete and had reached technological feasibility. Any costs to be incurred in the future will relate to the ongoing maintenance of the developed technology and

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and overcoming the obstacles necessary to attain technological feasibility. The weighted average stage of completion for all projects, in the aggregate, was approximately 33% as of the acquisition date. Upon completion, cash flows from sales of products incorporating those technologies were estimated to commence in fiscal 2003.

Goodwill of approximately $22.3 million represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. NurLogic’s technology added complementary analog, mixed-signal and communications components to the Company’s existing product portfolio and allowed the Company to provide more comprehensive products and pursue an expanded market opportunity. These opportunities, along with the ability to hire the NurLogic workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. In accordance with SFAS 142, the Company is not amortizing goodwill relating to the NurLogic acquisition. The Company will carry the goodwill at cost and test it for impairment annually and whenever events indicate that an impairment may have occurred.

The results of operations of NurLogic are included in the Company’s Consolidated Statement of Operations from the date of the acquisition. If the Company had acquired NurLogic at the beginning of the periods presented, the Company’s unaudited pro forma revenue, net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share data):

	Years Ended September 30,
	2003	2002
Revenue	$71,833	$47,713
Net income (loss)	2,633	(3,574)
Net income (loss) per share—basic	0.13	(0.20)
Net income (loss) per share—diluted	0.12	(0.20)
Shares used in computing net income (loss) per share—basic	19,729	17,461
Shares used in computing net income (loss) per share—diluted	21,987	17,461

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Synopsys’ Physical Library Business

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

The purchase price was allocated as follows (in thousands, except number of years):

	Amount	Estimated Useful Life (in years)
Tangible assets acquired	$914	1 -3
Identifiable intangibles acquired
In-process research and development	2,441	N/A
Existing technology	5,338	3
Noncompete agreements	376	2
Acquired workforce	1,368	N/A
Goodwill	16,953	N/A

Net assets acquired	$27,390

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    BUSINESS RISKS AND CREDIT CONCENTRATION

The Company operates in an intensely competitive industry that has been characterized by rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could affect operating results adversely.

The Company markets and sells its technology to a narrow base of customers and generally does not require collateral. At September 30, 2003, two customers accounted for 15% each of gross contract receivables. At September 30, 2002, three customers accounted for 27%, 26% and 14% of gross contract receivables. Gross contract receivables include unbilled receivables.

As of September 30, 2003, the Company’s cash and cash equivalents were deposited with four major financial institutions in the form of demand deposits, money market accounts, corporate and government bonds, certificates of deposit and commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk comprise principally cash and cash equivalents, marketable securities and contract receivables. The Company invests its excess cash primarily in high-quality government and corporate debt instruments that mature within two years.

NOTE 5.    MARKETABLE SECURITIES

Marketable securities, classified as available-for-sale securities, included the following (in thousands):

	September 30,
	2003			2002
	Fair Market Value	Amortized Cost	Unrealized Gain on Marketable Securities	Fair Market Value	Amortized Cost	Unrealized Gain on Marketable Securities
Short-term corporate and government bonds and notes	$6,828	$6,781	$47	$13,019	$13,019	—
Commercial paper	3,093	3,093	—	10,066	10,066	—

Short-term marketable securities	9,921	9,874	47	23,085	23,085	—

Long-term corporate and government bonds and notes	5,504	5,433	71	—	—	—

Marketable securities	$15,425	$15,307	$118	$23,085	$23,085	—

All short-term investments have maturities of less than one year from the respective balance sheet dates.

NOTE 6.    CONTRACT RECEIVABLES

Contract receivables were comprised of the following (in thousands):

	September 30,
	2003	2002
Accounts receivable	$7,888	$3,043
Costs in excess of related billings on uncompleted contracts	10,811	5,324

Gross contract receivables	18,699	8,367
Allowance for doubtful accounts	(301)	(280)
Long-term portion of contract receivables	—	(855)

Contract receivables, net	$18,398	$7,232

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.    PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following (in thousands):

	September 30,
	2003	2002
Computer equipment and software	$14,750	$10,786
Office furniture	2,970	1,522
Leasehold improvements	3,440	2,894
Vehicles	44	—

Property and equipment	21,204	15,202
Accumulated depreciation and amortization	(13,786)	(11,703)

Property and equipment, net	$7,418	$3,499

Depreciation and amortization expense was $2.3 million, $1.9 million and $2.5 million for fiscal years ended September 30, 2003, 2002 and 2001, respectively.

NOTE 8.    ACCRUED LIABILITIES

Accrued liabilities were comprised of the following (in thousands):

	September 30,
	2003	2002
Accrued expenses	$2,174	$1,846
Accrued compensation	3,833	1,882
Provision for unused leased facility	176	222
Accrued warranty	79	131
Deferred taxes	939	—

Accrued liabilities	$7,201	$4,081

NOTE 9.    COMMITMENTS AND CONTINGENCIES

The following table represents the future minimum annual lease payments of the Company as of September 30, 2003 (in thousands):

Fiscal 2004	$3,246
Fiscal 2005	2,770
Fiscal 2006	2,770
Fiscal 2007	2,093
Fiscal 2008	1,994

Total minimum annual lease payments	$12,873

The Company’s principal administrative and technical offices occupy 54,489 square feet in Sunnyvale, California. The Company holds this building pursuant to a lease that expires in 2008. In addition, the Company leases administrative, technical and field support offices in seven cities throughout the world. The administrative, technical and field offices range from small executive offices to a 35,290 square foot facility. Lease terms range

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from month-to-month on certain executive offices to 3 years on certain direct leases. The Company’s principal administrative, technical and field support facilities are in Sunnyvale, California; San Diego, California; Boston, Massachusetts; Bangalore, India; Tokyo, Japan; Paris, France and Singapore. The Company continually evaluates the adequacy of existing facilities and additional facilities in new cities and the Company believes that suitable additional space will be available in the future on commercially reasonable terms as needed.

The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Net rent expense was $2.5 million in fiscal 2003, $2.2 million in fiscal 2002 and $783,000 in fiscal 2001.

NOTE 10. STOCKHOLDERS’ EQUITY

Authorized Preferred Stock

The Company is authorized to issue 5,000,000 shares of undesignated preferred stock, $0.001 par value per share, of which no shares were issued and outstanding as of September 30, 2003 and 2002. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company’s stockholders.

Stock Option Plans

The Company adopted its 2003 Stock Plan (the “2003 Plan”) on March 6, 2003 and reserved 1,000,000 shares of its common stock for issuance thereunder. The 2003 Plan authorizes the Board of Directors to grant incentive and non-statutory stock options and stock purchase rights to eligible employees and directors of the Company. If an option granted under the 1993 Plan or the 2003 Plan expires or becomes unexercisable for any reason without having been exercised in full, or is surrendered pursuant to an option exchange program, the unissued shares subject to such option are again available for issuance under the 2003 Plan, and if shares sold under the 2003 Plan are forfeited to the Company or are repurchased by the Company at the issue price paid per share, the number of shares forfeited or repurchased are again available for issuance under the 2003 Plan. During fiscal 2003, the number of shares reserved for issuance under the 2003 plan increased by 462,000 shares to 1,462,000 shares resulting from shares returned to the 1993 Plan. Incentive stock options are granted under the 2003 Plan with exercise prices of no less than fair market value, and non-statutory stock options are granted with exercise prices of no less than 85% of the fair market value of the common stock on the grant date, as determined by the Board of Directors. Options granted under the 2003 Plan become exercisable as determined by the Board of Directors but generally at a rate of 25% after the first year and 6.25% each quarter thereafter. Options granted under the 2003 Plan expire as determined by the Board of Directors but not more than ten years after the date of grant. At September 30, 2003, options to purchase a total of 566,000 shares of Common Stock were outstanding under the 2003 Plan.

In February 2003, the Company assumed 819,000 options in connection with the acquisition of NurLogic. The assumed plans were terminated upon acquisition, and no further option grants or share issuances will be made under the assumed plans. The outstanding options under the assumed plans will continue to be governed by the terms and conditions of their respective plans and existing option agreements for those grants. At September 30, 2003, options to purchase a total of 646,000 shares of Common Stock were outstanding under assumed option plans.

In December 2000, the Company adopted the 2000 Supplemental Stock Option Plan (the “2000 Plan”) for issuance upon the exercise of non-statutory stock options to employees and consultants, other than officers of the

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company and members of the Board of Directors of the Company. The 2000 Plan provides for granting of options of up to 1,000,000 shares of Common Stock of the Company. On October 1, 2002, the number of shares reserved for issuance under the 2000 Plan was increased by 208,000 to a total of 1,208,000. The 2000 Plan expires in 2010. The 2000 Plan does not provide for automatic increases in the shares reserved for issuance thereunder. At September 30, 2003, options to purchase a total of 981,000 shares of Common Stock were outstanding under the 2000 Plan.

In November 1997, the Company adopted the 1997 Director Option Plan (the “Director Plan”) and reserved 200,000 shares of its Common Stock for issuance thereunder. The Director Plan was amended to increase the shares reserved thereunder to a total of 350,000 shares on March 6, 2003. The option grants under the Director Plan are automatic and nondiscretionary, and the exercise price of the options is 100% of the fair market value of the Company’s Common Stock on the date of grant. The Director Plan provides for an initial grant of options to purchase 25,000 shares of Common Stock to each new non-employee director. In addition, each non-employee director will automatically be granted an option to purchase 15,000 shares of Common Stock annually. The Director Plan also provides for additional annual grants of 30,000 shares to the Chairman of the Board of Directors, 20,000 shares to the Chairman of the Audit Committee, 10,000 shares to the Chairman of the Compensation Committee and 10,000 shares to the Chairman of the Nominating and Governance Committee. Options granted under the Director Plan become exercisable over a four year period with the initial share grants vesting as to one-fourth of the shares on the first anniversary of the date of grant and then monthly thereafter and the subsequent annual share grants vesting monthly. At September 30, 2003, options to purchase a total of 271,000 shares of Common Stock were outstanding under the Director Plan. The Director Plan expires in February 2008.

The Company had previously reserved 7,393,000 shares of its Common Stock under its 1993 Stock Option Plan, as amended (the “1993 Plan”) for issuance upon the exercise of incentive and non-statutory stock options to employees, directors and consultants. On October 1, 2002, the number of shares reserved for issuance under the 1993 Plan was increased by 846,000 shares to a total of 7,394,000. On October 1, 2001, the number of shares reserved for issuance under the 1993 Plan was increased by 824,000 shares to a total of 6,548,000. On October 1, 2000, the number of shares reserved for issuance under the 1993 Plan was increased by 736,000 shares to a total of 5,723,000. The 1993 Plan was terminated on March 6, 2003, and no further option grants or share issuances will be made under the 1993 Plan. However, all outstanding options under the 1993 Plan will continue to be governed by the terms and conditions of the 1993 Plan and existing option agreements for those grants. Incentive stock options granted under the 1993 Plan were granted with exercise prices of no less than fair market value, and non-statutory stock options were granted with exercise prices of no less than 85% of the fair market value of the common stock on the grant date, as determined by the Board of Directors. Options became exercisable as determined by the Board of Directors but generally at a rate of 25% after the first year and 6.25% each quarter thereafter. Options granted under the 1993 Plan expire as determined by the Board of Directors but not more than ten years after the date of grant. At September 30, 2003, options to purchase a total of 3,574,000 shares of Common Stock were outstanding under the 1993 Plan.

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under the 2003 Plan, 2000 Plan, Director Plan and 1993 Plan was as follows (in thousands except per share data):

	Shares Available For Grant	No. of Shares	Outstanding Price per Share	Total Outstanding	Weighted Average Exercise Price Per Share
Balance at September 30, 2000	350	2,819		$24,715	$8.77

Additional shares reserved for issuance	1,736
Granted	(2,345)	2,345	$6.86-$11.86	19,753	$8.42
Exercised	—	(158)	$0.01-$ 9.56	(974)	$6.16
Canceled	542	(542)	$0.25-$19.86	(5,216)	$9.63

Balance at September 30, 2001	283	4,464		$38,278	$8.57

Additional shares reserved for issuance	824
Granted	(1,352)	1,352	$8.15-$16.60	13,085	$9.68
Exercised	—	(238)	$0.01-$14.94	(1,785)	$7.50
Canceled	462	(462)	$5.00-$19.88	(4,532)	$9.80

Balance at September 30, 2002	217	5,116		$45,046	$8.81

Additional shares reserved for issuance	2,203
Options assumed as a result of acquisitions	—	819	$1.97-$17.36	9,733	$11.89
Granted	(1,619)	1,619	$9.45-$24.59	26,033	$16.08
Exercised	—	(1,264)	$0.01-$16.75	(10,957)	$8.67
Canceled	216	(252)	$1.96-$17.36	(2,514)	$11.64

Balance at September 30, 2003	1,017	6,038		$66,800	$11.02

The options outstanding and currently exercisable by exercise price at September 30, 2003 are as follows (in thousand, except per share data):

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01-$ 7.00	625	4.62	$4.37	589	$4.24
$ 7.25-$ 9.25	2,469	7.72	$8.35	1,171	$8.34
$ 9.40-$13.83	1,357	7.66	$11.19	672	$11.63
$14.74-$24.59	1,587	9.29	$17.63	78	$16.11

	6,038	7.80	$11.02	2,510	$8.50

At September 30, 2003, 2002 and 2001, options to purchase 2,510,000, 2,182,000 and 1,300,000 shares of Common Stock, respectively, were exercisable pursuant to the 1993 Plan, the Director Plan, the 2000 Plan and the 2003 Plan, respectively with a weighted average cost of $8.50, $8.37 and $7.84, respectively.

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of option grants related to the above plans is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended September 30,
	2003	2002	2001
Risk-free interest rate	3.47%	4.17%	3.66%
Expected average life	6 years	6 years	5 years
Expected dividends	—	—	—
Expected volatility	94%	97%	103%

The weighted average fair value of options granted was $14.16 in fiscal 2003, $8.82 in fiscal 2002 and $7.33 in fiscal 2001.

In connection with the grant of options for the purchase of 96,000 shares of Common Stock to employees during the period from December 1996 through March 1997 and 15,000 shares of Common Stock to non-employees in January 1998, the Company recorded aggregate deferred compensation of approximately $281,000, representing the difference between the deemed fair value of the Common Stock and the option exercise price at the date of grant. Such deferred compensation is amortized over the vesting period relating to the options, of which approximately $8,000 were amortized in fiscal 2001.

Employee Stock Purchase Plan

In November 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 600,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan provides for an automatic annual increase in the number of shares reserved for issuance under the Purchase Plan. On each anniversary date of the adoption of the Purchase Plan an amount equal to the lesser of (i) 200,000 shares, (ii) 1% of the outstanding shares on such date or (iii) a lesser amount as determined by the Board of Directors will be added to the shares available under the Purchase Plan. In November 2003, 200,000 incremental shares were reserved for issuance under the Purchase Plan. In November 2002, 169,000 incremental shares were reserved for issuance under the Purchase Plan. In November 2001, 165,000 incremental shares were reserved for issuance under the Purchase Plan. In November 2000, 148,000 incremental shares were reserved for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s Common Stock at either the first day of each offering period or the date of purchase. As of September 30, 2003, 974,000 shares had been issued under the Purchase Plan at an average price of $6.60 per share.

The estimated fair value of purchase rights under the Company’s Purchase Plan is determined using the Black-Scholes pricing model with the following assumptions:

	Years Ended September 30,
	2003	2002	2001
Risk-free interest rate	1.69%	2.17%	4.47%
Expected average life	1.30 years	0.57 years	1.07 years
Expected dividends	—	—	—
Expected volatility	98%	100%	100%

The weighted average per share fair value of purchase rights under the Purchase Plan was $4.97 during fiscal 2003, $4.39 during fiscal 2002 and $4.26 during fiscal 2001.

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury Stock

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

NOTE 11.    INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense) were comprised of the following (in thousands):

	Years Ended September 30,
	2003	2002	2001
Interest income	$992	$910	$2,343
Other income (expense)	345	(68)	224

Total interest and other income	$1,337	$842	$2,567

NOTE 12.    INCOME TAXES

The provision for income taxes were comprised of the following (in thousands):

	Years Ended September 30,
	2003	2002	2001
Federal:
Current	$482	$98	$—
Deferred	—	—	3,483

	482	98	3,483

State:
Current	2	—	—
Deferred	—	—	292

	2	—	292

Foreign and withholding tax:
Current	622	242	393

Total	$1,106	$340	$4,168

The Company’s effective tax rate on pretax income (loss) differed from the U.S. federal statutory regular tax rate as follows:

	Years Ended September 30,
	2003	2002	2001
Provision (benefit) at U.S. federal statutory rate	34.0%	34.0%	(34.0)%
State tax, net of federal benefit	(9.8)	5.8	(5.8)
Research and development credits	(4.7)	(28.5)	(3.5)
Change in valuation allowance	(10.1)	1.3	86.0
In process R&D	2.2	—	—
Other	1.6	0.4	(0.2)

Effective tax rate	13.2%	13.0%	(42.5)%

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Years Ended September 30,
	2003	2002	2001
United States	$8,585	$2,455	$(9,804)
International	(136)	—	—

Total	$8,449	$2,455	$(9,804)

Temporary differences and carryforwards that gave rise to significant portions of deferred tax assets and liabilities were as follows (in thousands):

	September 30,
	2003	2002
Deferred Tax Assets:
Current:
Net operating losses	$—	$128
Deferred revenue	321	667
Accruals and reserves	1,962	1,024
Other credits	—	59

	2,283	1,878

Non current:
Research and development credits	1,187	1,664
Foreign tax credits	—	1,342
Depreciation and amortization	4,054	3,872

	5,241	6,878

Deferred Tax Liabilities:
Current:
Accrual to cash conversion—Intangible Assets	(3,257)	—

Less: Valuation allowance	(7,524)	(8,756)

Net deferred tax (liability) asset	$(3,257)	$—

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

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.    NET INCOME (LOSS) PER SHARE

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows (in thousands, except per share amounts).

	Years Ended September 30,
	2003	2002	2001
Net income (loss)	$7,343	$2,115	$(13,972)

Weighted-average shares—Basic	19,439	16,716	15,965
Effect of dilutive potential common shares	2,251	1,275	—

Weighted-average shares—Diluted	21,690	17,991	15,965

Net income (loss) per share—Basic	$0.38	$0.13	$(0.88)

Net income (loss) per share—Diluted	$0.34	$0.12	$(0.88)

Employee stock options to purchase approximately 182,000 shares in fiscal 2003, 820,000 shares in fiscal 2002 and 1,785,000 shares in fiscal 2001 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

NOTE 14.    SEGMENT REPORTING

The Company has adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Although the Company offers various intellectual property components and services to its customers, the Company does not manage its operations by these intellectual property components and services, but instead views the Company as one operating segment when making business decisions. The Company does not manage its operations on a geographical basis. Revenue attributed to the United States and to all foreign countries is based on the geographical location of the customer. The Company uses one measurement of profitability for its business.

The distribution of revenue by geographic area are summarized as follows (in thousands):

	Years Ended September 30,
	2003	2002	2001
Revenue from Unaffiliated Customers:
Asia—Taiwan	$14,103	$16,546	$8,644
Asia—Japan	8,275	1,882	6,396
Asia—Malaysia	7,661	1,773	278
Asia—Singapore	6,950	2,474	170
Asia—Other	5,152	2,840	1,331

Asia Total	42,141	25,515	16,819
United States and Canada	21,211	9,271	7,816
Europe	5,161	2,460	1,122

	$68,513	$37,246	$25,757

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The distribution of long-term assets by geographic region are summarized as follows (in thousands):

	September 30,
	2003	2002
Long-Term Assets, Net:
United States	$56,131	$20,609
Other	1,615	18

	$57,746	$20,627

Revenue from individual customers equal to 10% or more of our total revenue was as follows:

	Years Ended September 30,
	2003	2002	2001
	Percent	Percent	Percent
International Business Machines Corporation	18%	—	—
Taiwan Semiconductor Manufacturing Company Ltd	17%	39%	26%
Chartered Semiconductor Manufacturing Ltd	10%	—	—
Synopsys, Inc.	—	—	12%

NOTE 15.    BENEFIT PLAN

The Company sponsors a 401(k) profit sharing plan (the “401(k) Plan”) for substantially all employees. The 401(k) Plan provides for profit sharing contributions to be made at the discretion of the Company’s Board of Directors. The Company did not elect to make a profit sharing contribution for fiscal 2003, 2002 or 2001.

The 401(k) Plan also provides for elective employee salary reduction contributions and Company matching of employees’ contributions. Employees may contribute up to 20% of elective compensation. The Company’s matching contribution is at the discretion of the Company’s Board of Directors. The Company’s matching contributions were $427,000 in fiscal 2003, $267,000 in fiscal 2002 and $169,000 in fiscal 2001.

NOTE 16.    SUBSEQUENT EVENTS

On October 28, 2003, the Company was notified by Broadcom Corporation (“Broadcom”) that it is requesting indemnification from NurLogic Design, Inc. (“NurLogic”) (the successor entity of NurLogic is now one of our wholly owned subsidiaries) because a complaint was filed against Broadcom by Agere Systems, Inc. (“Agere”) in August 2003 in the United States District Court for the Eastern District of Pennsylvania alleging that some of Broadcom’s products infringe several patents owned by Agere. The Company has received notice from Broadcom of only one Agere patent that may relate to technology licensed by NurLogic. Agere is seeking both an injunction against Broadcom and monetary damages.

There can be no assurance that the courts will find that the patents asserted by STMicroelectronics and Agere are invalid or that the technology licensed by NurLogic does not infringe such patents. Whether or not the asserted patents are valid and whether or not a court finds that Broadcom’s or NurLogic’s products infringe, the investigation and resolution of these indemnity claims and any related litigation could be expensive and could consume substantial amounts of management time and attention.

ARTISAN COMPONENTS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write Off	Balance at End of Period
Allowance for Doubtful Accounts:
September 30, 2001	285	370	—	655
September 30, 2002	655	(342)	(33)	280
September 30, 2003	280	21	—	301

Deferred Tax Valuation Allowance:
September 30, 2002	8,356	400	—	8,756
September 30, 2003	8,756	(1,232)	—	7,524

S-1

EXHIBIT INDEX

Number	Description of Exhibit
1.1(15)	Form of Underwriting Agreement.

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.1.1(12)	Certificate of Designation.

3.2(13)	Bylaws of the Registrant, as amended and restated January 2003.

4.1(5)	Securities Rights and Restrictions Agreement by and among Registrant and Synopsys, Inc., dated January 1, 2001.

4.2(9)	Preferred Stock Rights Agreement dated December 12, 2001 between the Registrant and EquiServe Trust Company, N.A.

4.3(15)	Specimen Stock Certificate.

4.4(16)	Declaration of Registration Rights.

10.1(11)*	1993 Stock Option Plan, as amended.

10.1.1(1)*	Form of Agreement under 1993 Stock Option Plan, as amended.

10.2(1)*	1997 Employee Stock Purchase Plan.

10.3(14)*	1997 Director Stock Option Plan, as amended March 6, 2003.

10.4(11)*	2000 Supplemental Stock Option Plan and form of agreement thereunder, as amended.

10.5(1)*	Form of Indemnification Agreement for directors and executive officers.

10.6(1)	Lease Agreement dated June 16, 1997 between Registrant, Richard Bowling and Katherine Bowling for 1195 Bordeaux Drive, Sunnyvale, California office.

10.7(3)	Form of License Agreement of the Registrant.

10.8(2)(3)	License Agreement dated as of November 30, 1997 between the Registrant and Taiwan Semiconductor Manufacturing Corporation or TSMC, as amended.

10.8.1(2)(7)	Addendum dated September 30, 1999 to License Agreement dated as of November 30, 1997 between the Registrant and TSMC, as amended.

10.8.2(2)(7)	Amendment dated June 30, 2000 to License Agreement dated as of November 30, 1997 between the Registrant and TSMC, as amended.

10.8.3(2)(12)	Addendum dated September 10, 2002 to License Agreement dated as of November 30, 1997 between the Registrant and TSMC, as amended.

10.9(4)	Commercial Lease Agreement dated December 1, 1999 by and between the Registrant and The Dai-Tokyo Fire and Marine Insurance Co., Ltd., for Yoyogi 3-25-3, Shibuya-Ku, Tokyo, Japan.

10.10(7)*	Severance Agreement dated September 11, 2000 between the Registrant and Joy E. Leo.

10.11(2)(6)	Master License Agreement dated February 28, 2001 between the Registrant and National Semiconductor Corporation (the “National Master License”).

10.11.1(2)(10)	Amendment to National Master License dated December 21, 2001 between the Registrant and National Semiconductor Corporation.

10.12(6)*	Severance Agreement dated June 7, 2001 between the Registrant and Harry Dickinson.

10.13(8)	Sublease Agreement dated August 22, 2001 between the Registrant and Globalcenter Inc. and Global Crossing North America for 141 Caspian Ct., Sunnyvale, California office.

10.14(2)(10)	Master License Agreement dated April 26, 2002 between the Registrant and International Business Machines Corporation.

10.15(14)*	2003 Stock Plan and Form of Stock Option Agreement thereunder.

Number	Description of Exhibit
10.16(13)	Form of End-User License Agreement.

10.17(15)*	Employment Agreement dated as of July 18, 2001 between the Registrant and Neal J. Carney.

10.18(15)	International Sales Representative Agreement dated as of September 15, 1996 between the Registrant and Aisys Corporation.

10.19(15)	Sales Representative Agreement dated as of August 1, 2000 between the Registrant and Aisys USA, Inc.

21.1(14)	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.

24.1	Power of Attorney (see page 51).

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 333-41219) which was declared effective on February 2, 1998.
(2)	Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83, 230.46 and 240.24b-2.
(3)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 333-50243) which was declared effective on April 29, 1998.
(4)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (No. 000-23649) on December 10, 1999.
(5)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K (No. 000-23649) on January 19, 2001.
(6)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (No. 000-23649) on August 14, 2001.
(7)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (No. 000-23649) on December 22, 2000.
(8)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (No. 000-23649) on December 11, 2001.
(9)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form 8-A (000-23649) on December 27, 2001.
(10)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (000-23649) on May 15, 2002.
(11)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (333-101465) on November 26, 2002.
(12)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (No. 000-23649) on December 27, 2002.
(13)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (000-23649) on February 14, 2003.
(14)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (000-23649) on August 14, 2003.
(15)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-3 (No. 333-103837) which was declared effective on May 6, 2003.
(16)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K (No. 000-23649) on February 26, 2003.
*	Management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.