Form 10-Q
period 2003-12-31
ARTISAN COMPONENTS INC
filed 2004-02-17
CIK 1048982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED DECEMBER 31, 2003

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

Yes ☒ No ☐

As of January 30, 2004, there were 22,727,946 shares of the Registrant’s Common Stock outstanding.

ARTISAN COMPONENTS, INC.

FORM 10-Q

i

ITEM 1.	FINANCIAL STATEMENTS

ARTISAN COMPONENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	December 31, 2003	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$87,463	$98,841
Marketable securities	9,742	9,921
Accounts receivable, net	23,380	18,398
Prepaid expenses and other current assets	2,140	2,197

Total current assets	122,725	129,357
Long-term marketable securities	21,295	5,504
Property and equipment, net	7,102	7,418
Goodwill	36,016	36,016
Purchased intangible assets, net	7,053	8,394
Other assets	517	414

Total assets	$194,708	$187,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,045	$1,486
Accrued liabilities	8,056	7,201
Deferred revenue	8,316	7,094

Total current liabilities	17,417	15,781
Deferred revenue	701	788
Other liabilities	961	1,146
Deferred tax liability	2,899	3,257

Total liabilities	21,978	20,972

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized: 50,000; Issued and outstanding: 22,467 and 22,157 shares at December 31, 2003 and September 30, 2003, respectively	22	22
Additional paid in capital	169,839	168,442
Deferred stock-based compensation	(271)	(368)
Treasury stock	—	(1,399)
Accumulated other comprehensive income	115	118
Retained earnings (accumulated deficit)	3,025	(684)

Total stockholders’ equity	172,730	166,131

Total liabilities and stockholders’ equity	$194,708	$187,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTISAN COMPONENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended December 31,
	2003	2002
Revenue:
License	$12,388	$11,969
Net royalty	7,674	2,015

Total revenue	20,062	13,984

Costs and expenses:
Cost of revenue	4,399	3,906
Product development	5,156	2,935
Sales and marketing	3,744	3,104
General and administrative	1,663	1,395
Amortization of purchased intangible assets	1,341	492

Total costs and expenses	16,303	11,832

Operating income	3,759	2,152
Interest and other income, net	325	203

Income before provision for income taxes	4,084	2,355
Provision for income taxes	375	190

Net income	$3,709	$2,165

Net income per share:
Basic	$0.17	$0.13

Diluted	$0.15	$0.11

Shares used in computing net income per share:
Basic	22,306	17,103

Diluted	24,443	18,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTISAN COMPONENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended December 31,
	2003	2002
Cash flows from operating activities:
Net income	$3,709	$2,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,127	985
Compensation expense related to options	97	—
Tax benefit arising from disqualifying dispositions of stock options	40	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	(4,982)	(4,823)
Prepaid expenses and other current assets	57	70
Other assets	(103)	(861)
Accounts payable	(441)	91
Accrued liabilities	855	1,228
Deferred revenue	1,135	2,122
Other liabilities	(185)	(738)
Deferred taxes	(358)	—

Net cash provided by operating activities	1,951	239

Cash flows from investing activities:
Purchase of property and equipment	(470)	(1,136)
Purchase of marketable securities	(18,818)	(19,030)
Proceeds from sale and maturities of marketable securities	3,203	13,350

Net cash used in investing activities	(16,085)	(6,816)

Cash flows from financing activities:
Proceeds from exercise of common stock options	2,756	3,399

Net cash provided by financing activities	2,756	3,399

Net decrease in cash and cash equivalents	(11,378)	(3,178)
Cash and cash equivalents, beginning of period	98,841	29,159

Cash and cash equivalents, end of period	$87,463	$25,981

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

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Artisan and its wholly owned subsidiaries after elimination of all inter-company balances and transactions. The Company’s fiscal year ends September 30.

The accompanying unaudited condensed consolidated financial statements of Artisan have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of financial position as of December 31, 2003, and results of operations and cash flows for the three months ended December 31, 2003 and 2002, as applicable, have been made. The September 30, 2003 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004 or any other future period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended September 30, 2003 included in the Company’s Annual Report on Form 10-K as filed with the SEC.

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

Net Income Per Share

Basic and diluted net income per share are computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”). Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all potentially dilutive common shares that were outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities exercisable into or convertible to common stock were exercised or converted to common stock. Dilutive potential common shares are not included during periods in which the Company experienced a net loss, as the impact would be anti-dilutive.

A reconciliation of the numerator and denominator of basic and diluted EPS was as follows (in thousands, except per share amounts):

	Three months ended December 31,
	2003	2002
Net income	$3,709	$2,165

Weighted average shares—Basic	22,306	17,103
Effect of dilutive potential common shares	2,137	1,754

Weighted average shares—Diluted	24,443	18,857

Net income per share:
Basic	$0.17	$0.13

Diluted	$0.15	$0.11

Employee stock options to purchase approximately 368,000 shares with a weighted average exercise price of $21.15 for the three months ended December 31, 2003 and 207,000 shares with a weighted average exercise price of $16.48 for the three months ended December 31, 2002, were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Stock-Based Compensation

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Consolidated Statements of Operations for these grants.

The following is a summary of the effect on net income and earnings per share if the Company had applied a fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123 to account for stock-based compensation for the periods indicated (in thousands, except per share data):

	Three months ended December 31,
	2003	2002
Net income	$3,709	$2,165
Add: Employee stock-based compensation expense included in reported net income	97	—
Deduct: Employee stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,230)	(3,760)

Pro forma net income (loss)	$576	$(1,595)

Net income (loss) per share:
As reported
Basic	$0.17	$0.13

Diluted	$0.15	$0.11

Pro forma
Basic	$0.03	$(0.09)

Diluted	$0.02	$(0.09)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models do not necessarily provide a reliable measure of the fair value of the Company’s employee stock options.

In connection with the acquisition of NurLogic Design, Inc. (“NurLogic”) on February 19, 2003, the Company recorded a total of $696,000 in deferred compensation, representing the difference between the deemed fair value of its common stock at the date of option grant and the exercise price of such options. The Company has recorded a total of $97,000 in stock-based compensation expense for the three months ended December 31, 2003 consisting of $68,000 for product development, $24,000 for sales and marketing and $5,000 for general and administrative expense.

Comprehensive Income

Comprehensive income represents all changes in stockholders’ equity except those resulting from investments of contributions by stockholders. The unrealized gains and losses on marketable securities and foreign currency translation adjustments are comprehensive income items applicable to the Company. The following table summarizes the activity related to comprehensive income for the periods indicated:

	Three months ended December 31,
	2003	2002
Net income	$3,709	$2,165
Other comprehensive loss:
Unrealized loss on investments, net	(3)	—

Total other comprehensive loss	(3)	—

Comprehensive income	$3,706	$2,165

Recently Issued Accounting Pronouncements

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to annual disclosure. The Company adopted the additional disclosure provisions of SFAS 148. The transition provisions of SFAS 148 are currently not applicable to the Company as it continues to account for options under APB 25.

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

Note 3. Business Combination

On February 19, 2003, the Company acquired NurLogic, a private provider of integrated circuit intellectual property for approximately $30.8 million consisting of approximately $5.0 million in cash, 745,000 shares of common stock, valued at approximately $12.9 million, and assumed options to acquire 819,000 shares of common stock with a weighted average exercise price per share of $11.89 and a fair value of approximately $11.3 million. The Company also incurred an estimated $1.5 million in transaction fees, including legal, valuation and accounting fees.

During the first quarter of fiscal 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”

SFAS 142 requires goodwill to be tested on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Under this standard, goodwill is no longer amortized and, as such, the Company stopped amortizing its goodwill as of October 1, 2001. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their expected useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally six months to three years.

The components of goodwill are as follows (in thousands):

	December 31, 2003	September 30, 2003
Goodwill	$40,596	$40,596
Accumulated amortization	(4,580)	(4,580)

Goodwill, net	$36,016	$36,016

The following tables present details of the Company’s total purchased intangible assets (in thousands):

December 31, 2003	Gross	Accumulated Amortization	Net
Developed technology	$14,578	$8,127	$6,451
Customer base	910	308	602
Non-compete agreements	376	376	—
Order backlog	340	340	—

Total	$16,204	$9,151	$7,053

September 30, 2003	Gross	Accumulated Amortization	Net
Developed technology	$14,578	$6,875	$7,703
Customer base	910	219	691
Non-compete agreements	376	376	—
Order backlog	340	340	—

Total	$16,204	$7,810	$8,394

The estimated future amortization expense of purchased intangible assets as of December 31, 2003 is as follows (in thousands):

Remainder of fiscal 2004	$2,689
Fiscal 2005	2,404
Fiscal 2006	1,451
Fiscal 2007	509

Total	$7,053

The results of operations of NurLogic are included in the Company’s Condensed Consolidated Statement of Operations from the date of the acquisition. If the Company had acquired NurLogic at the beginning of the periods presented, the Company’s unaudited pro forma revenue, net income and net income per share would have been as follows (in thousands, except per share data):

	Three months ended December 31,
	2003	2002
Revenue	$20,062	$16,586

Net income	$3,709	$4

Net income per share—basic	$0.17	$0.00

Net income per share—diluted	$0.15	$0.00

Shares used in computing net income per share—basic	22,306	17,848

Shares used in computing net income per share—diluted	24,443	19,676

Note 4. Marketable Securities

Marketable securities, classified as available-for-sale securities were comprised of the following (in thousands):

	December 31, 2003			September 30, 2003
	Fair Market Value	Amortized Cost	Unrealized Gain on Marketable Securities	Fair Market Value	Amortized Cost	Unrealized Gain on Marketable Securities
Short-term corporate and government bonds and notes	$9,742	$9,711	$31	$6,828	$6,781	$47
Commercial Paper	—	—	—	3,093	3,093	—

Short-term marketable securities	9,742	9,711	31	9,921	9,874	47
Long-term corporate and government bonds and notes	21,295	21,211	84	5,504	5,433	71

Marketable securities	$31,037	$30,922	$115	$15,425	$15,307	$118

All short-term investments have maturities of less than one year from the respective balance sheet dates.

Note 5. Accounts Receivable

Accounts receivable were comprised of the following (in thousands):

	December 31, 2003	September 30, 2003
Accounts receivable	$11,348	$7,888
Costs in excess of related billings on uncompleted contracts	12,337	10,811

Gross accounts receivable	23,685	18,699
Allowance for doubtful accounts	(305)	(301)

Accounts receivable, net	$23,380	$18,398

Included in receivables at December 31, 2003 and September 30, 2003 were recoverable amounts under work in progress of $12.3 million and $10.8 million, respectively, that represents amounts earned under work in progress, but not billable at the respective balance sheet dates. These amounts become billable according to contract terms, typically based on delivery of specific products or completion of the project. The Company anticipates that substantially all of such unbilled amounts will be billed and collected over the next twelve months.

Note 6. Property and Equipment

Property and equipment were comprised of the following (in thousands):

	December 31, 2003	September 30, 2003
Computer equipment and software	$15,212	$14,750
Office furniture	3,013	3,014
Leasehold improvements	3,449	3,440

Property and equipment	21,674	21,204
Accumulated depreciation	(14,572)	(13,786)

Property and equipment, net	$7,102	$7,418

Depreciation and amortization expense was $786,000 and $493,000 for the three months ended December 31, 2003 and 2002, respectively.

Note 7. Accrued Liabilities

Accrued liabilities were comprised of the following (in thousands):

	December 31, 2003	September 30, 2003
Accrued expenses	$2,289	$1,791
Accrued compensation	3,809	3,833
Income taxes payable	1,814	1,322
Other accrued liabilities	144	255

Accrued liabilities	$8,056	$7,201

Note 8. Commitments and Contingencies

Leases

The following table represents the future minimum annual lease payments of the Company as of December 31, 2003 (in thousands):

Remainder of fiscal 2004	$2,460
Fiscal 2005	2,788
Fiscal 2006	2,778
Fiscal 2007	2,093
Fiscal 2008	1,994

Total minimum annual lease payments	$12,113

The Company’s principal administrative and technical offices occupy 54,489 square feet in Sunnyvale, California. The Company holds this building pursuant to a lease that expires in 2008. In addition, the Company leases administrative, technical and field support offices in six cities throughout the world. The administrative, technical and field offices range from small executive offices to a 35,290 square foot facility. Lease terms range from month-to-month on certain executive offices to 3 years on certain direct leases. The Company’s principal administrative, technical and field support facilities are in Sunnyvale, California; San Diego, California; Bangalore, India; Tokyo, Japan; Paris, France and Singapore. The Company continually evaluates the adequacy of existing facilities and additional facilities in new cities and the Company believes that suitable additional space will be available in the future on commercially reasonable terms as needed.

The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Net rent expense was $723,000 for the three months ended December 31, 2003 and $510,000 for the three months ended December 31, 2002.

Product Warranties

FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The requirements of FIN 45 are applicable to the Company’s product warranty liability and certain guarantees. The Company’s guarantees subject to the recognition and disclosure requirements of FIN 45 as of December 31, 2003 and September 30, 2003 were not material. As of December 31, 2003 and September 30, 2003, the Company’s product warranty liability recorded in other accrued liabilities were not material.

The Company accrues for warranty costs as part of its cost of sales based on associated technical support labor costs. The products sold are generally covered by a warranty for periods of 90 days.

In the normal course of business to facilitate sales of its products, the Company indemnifies other parties, including customers and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws contain similar indemnification obligations to the Company’s agents.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position.

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

Note 9. Business Segment And Geographical Information

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

The distribution of revenue by geographic area for the periods presented was (in thousands):

	Three months ended December 31,
	2003	2002
Revenue from Unaffiliated Customers:
Asia—Taiwan	$9,222	$3,412
Asia—Japan	2,876	674
Asia—Singapore	2,200	702
Asia—Malaysia	580	1,983
Asia—Other	151	419

Asia Total	15,029	7,190
North America	4,272	4,726
Europe	761	2,068

	$20,062	$13,984

The distribution of long-term assets by geographic region for the periods presented was (in thousands):

	December 31, 2003	September 30, 2003
Long-Term Assets, Net:
United States	$27,405	$11,721
Other	1,509	1,615

	$28,914	$13,336

The long-term assets noted above are net of goodwill and purchased intangible assets at December 31, 2003 and September 30, 2003.

The Company has been dependent on a relatively small number of customers for a large portion of its total revenue, although the customers comprising this group have changed from time to time. Revenue from individual customers equal to 10% or more of the Company’s total revenue was as follows:

	Three months ended December 31,
	2003	2002
A	31%	22%
B	15	—
C	11	—
D	11	—
E	—	22
F	—	11
G	—	10

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Interim Financial Statements and the Notes thereto included elsewhere herein and the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended September 30, 2003 as filed with the Securities and Exchange Commission. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements can often be identified by the use of forward-looking words such as “may,” “will,” “could,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project,” or other similar words. We undertake no obligation to revise or update any such forward-looking statements.

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

We license our intellectual property components on a nonexclusive, worldwide basis to major integrated circuit manufacturers and integrated circuit design teams that are customers of such manufacturers. We charge manufacturers a license fee that gives them the right to manufacture integrated circuits containing intellectual property components we have developed for their manufacturing process. With limited exceptions, manufacturers also agree to pay us royalties based on the selling prices of integrated circuits or wafers that contain our intellectual property components. Generally, we credit a portion of the royalty payments to the manufacturer’s account to be applied against license fees for any future orders placed with us within a certain time period, if any, payable by the manufacturer. The portion of the royalty payment that is credited to a manufacturer’s account to be applied against future license fees, if any, is based on negotiations at the time the license arrangement is signed.

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

We derive a substantial majority of our total revenue from fees associated with the sale of licenses, including maintenance and support fees. Together, license, maintenance and support fees accounted for 62% of total revenue in the three months ended December 31, 2003 and 86% of total revenue in the three months ended December 31, 2002. We expect that license revenue will continue to account for a substantial portion of our total revenue for the foreseeable future.

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

We have been dependent on a relatively small number of integrated circuit manufacturing customers for a substantial portion of our total revenue, although the integrated circuit manufacturers comprising this group have changed from time to time. For the three months ended December 31, 2003, Taiwan Semiconductor Manufacturing Company, or TSMC, accounted for 31% of total revenues, United Microelectronics Corporation, or UMC, accounted for 15% of total revenues, Chartered Semiconductor Manufacturing Ltd. accounted for 11% and Semiconductor Technology Academic Research Center, or STARC, accounted for 11%. For the three months ended December 31, 2002, International Business Machines Corporation, or IBM, accounted for 22% of total revenues, TSMC accounted for 22% of total revenue, Tower Semiconductor Ltd. accounted for 11% of total revenue and Silterra Malaysia Sdn. Bhd. accounted for 10% of total revenue. We anticipate that our total revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of total revenue represented by each major customer may vary from period to period depending on the customers contributing to the addition of new contracts, the timing of work performed by us and the number of designs utilizing our products.

Historically, a large portion of our total revenue has been generated from outside of the United States. International revenue as a percentage of our total revenue was approximately 79% in the three months ended December 31, 2003 and 66% in the three months ended December 31, 2002. We anticipate that international revenue will remain a substantial portion of our total revenue for the foreseeable future. As all of our sales are currently denominated in US dollars, a strengthening of the US dollar could make our intellectual property components less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes. We have not engaged in any foreign currency hedging transactions.

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

License revenue. For all licenses, we use both a binding purchase order and a signed license agreement as evidence of an arrangement. We assess cash collectibility based on a number of factors, including past collection history with the customer and the credit worthiness of the customer. In cases where we believe a customer’s credit worthiness is uncertain, we require advance payment or a letter of credit as assurance of payment. If we determine that collection of a fee is not probable, we defer the revenue and recognize it at the time collection becomes probable.

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

For arrangements with multiple elements such as product licenses and maintenance services, we allocate revenue to each element of a transaction based upon its fair value as determined in reliance on vendor specific objective evidence. Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those licensed products and services when sold separately and for maintenance is additionally measured by the renewal rate. If we cannot objectively determine the fair value of any undelivered element included in license arrangements, we defer revenue until all elements are delivered, all services have been performed or fair value can objectively be determined. When the fair value of a license element has not been established, we use the residual method to record license revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the fee is allocated to the delivered elements and is recognized as revenue.

We derive maintenance fees from maintenance contracts which are generally purchased by integrated circuit manufacturers at the same time as a license for our intellectual property components. Maintenance includes telephone and email support and the right to receive unspecified upgrades on a when-and-if-available basis. Maintenance may generally be renewed on an annual basis. We recognize revenue for maintenance, based on vendor specific objective evidence of fair value, ratably over the term of the maintenance period. We generally determine vendor specific objective evidence of maintenance based on the stated fees for maintenance renewal set forth in the original license and first maintenance agreement.

We derive support fees from arrangements with integrated circuit designers to support the use of our intellectual property components in their designs. Support includes telephone and email support and the right to receive unspecified upgrades on a when-and-if-available basis. We recognize support fees ratably over the support period. Support arrangements generally have a term of twelve-months and may be renewed for additional twelve-month periods.

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

From time to time we may exercise our audit rights in accordance with our license contracts with our manufacturing customers. The outcome of such royalty audits could result in an increase, as a result of a licensee’s underpayment, or decrease, as a result of a licensee’s overpayment, to previously reported royalty revenues. Such adjustments are recorded in the period they are determined based on the results of such royalty audits.

ACCOUNTING FOR INVESTMENTS

We determine the appropriate classification of marketable securities at the time of purchase and evaluate such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income in stockholders equity. Marketable securities are presented as current or long-term assets based on their scheduled maturities. Realized gains and losses are recognized based on the specific identification method.

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

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but instead are subject to impairment tests on at least an annual basis and between annual tests whenever events or circumstances may indicate an impairment has occurred. We adopted SFAS 142 during the first quarter of fiscal 2002. Our acquired workforce does not qualify as a separately identifiable intangible asset and on adoption of SFAS 142 was reclassified as goodwill. The adoption of SFAS 142 did not have a material impact on our financial position and results of operations, other than the cessation of amortization of goodwill.

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

ACCOUNTING FOR INCOME TAXES

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider historical taxable income, expectations and risks associated with our estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As of December 31, 2003, we recorded a full valuation allowance against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all or part of the deferred tax asset in the future, an adjustment to the net deferred tax asset would increase income in the period such determination is made.

BUSINESS COMBINATION

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of our total revenue:

	Three Months Ended December 31,
	2003	2002
Revenue:
License	61.7%	85.6%
Net royalty	38.3	14.4

Total revenue	100.0	100.0

Costs and expenses:
Cost of revenue	21.9	27.9
Product development	25.7	21.0
Sales and marketing	18.7	22.2
General and administrative	8.3	10.0
Amortization of purchased intangible assets	6.7	3.5

Total costs and expenses	81.3	84.6

Operating income	18.7	15.4
Interest and other income, net	1.7	1.5

Income before provision for income taxes	20.4	16.9
Provision for income taxes	1.9	1.4

Net income	18.5%	15.5%

Three Months Ended December 31, 2003 and 2002

Total revenue

Total revenue increased by $6.1 million, or 43.5% to $20.1 million for the three months ended December 31, 2003, compared to $14.0 million for the three months ended December 31, 2002. The increase was primarily attributable to an increase in license revenue of approximately $419,000 related to an increase in the sale of our intellectual property components and an increase in net royalty revenue of approximately $5.7 million.

Gross royalties are calculated based on the selling price of integrated circuits or wafers containing our intellectual property components. Gross royalty revenue increased by $6.3 million, or 233% to $9.0 million for the three months ended December 31, 2003, compared to $2.7 million for the three months ended December 31, 2002. From these amounts, $1.3 million was credited to integrated circuit manufacturing customers accounts for the three months ended December 31, 2003, compared to $658,000 which was credited to integrated circuit manufacturing customers’ accounts for the three months ended December 31, 2002, for use as payment of license fees for future orders to be placed with us, if any. The remaining portion of gross royalty revenue of $7.7 million was reported as net royalty revenue for the three months ended December 31, 2003, compared to $2.0 million which was reported as net royalty revenue for the three months ended December 31, 2002.

The increase in net royalties for the three months ended December 31, 2003 was comprised of royalties of approximately $4.3 million related to the manufacture and sale of royalty bearing integrated circuits or wafers which were reported to us by our integrated circuit manufacturing customers’ during the three-months ended December 31, 2003 and royalties of approximately $3.4 million primarily attributable to a royalty audit adjustment related to the manufacture and sale of royalty bearing integrated circuits or wafers that had not been previously reported to us. In addition, the amount of credits that can be earned by an integrated circuit manufacturing customer is generally limited to the cumulative amount of orders placed with us by that integrated circuit manufacturer for a given process geometry. During the three months ended December 31, 2003, credit limits were reached for royalties associated with a particular process geometry. As a result, we recognized certain royalty payments as net royalty revenue without deduction for royalty credits. This additional net royalty revenue is included in the $3.4 million referred to above.

Costs and expenses

Cost of revenue

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

Cost of revenue increased by $493,000, or 12.6% to $4.4 million for the three months ended December 31, 2003, compared to $3.9 million for the three months ended December 31, 2002. The increase in cost of revenue was primarily attributable to an increase in engineering hours allocated to revenue generating projects of $619,000, but was partially offset by a decrease in outside services of $126,000. The decrease in license margin was primarily attributable to a shift in the product mix, including the development of our 90nm and analog and mixed-signal products, and the costs associated with our migration to a new data storage system which was substantially completed during the three months ended December 31, 2003. We expect that cost of sales will continue to increase in absolute dollars in future periods.

Operating expenses

Product development expenses. Product development expense increased $2.2 million, or 75.7% to $5.2 million for the three months ended December 31, 2003, compared to $2.9 million for the three months ended December 31, 2002. The increase in product development expense was primarily attributable to an increase in headcount and personnel related costs of $1.9 million arising from our acquisition of NurLogic, development of our India operations and general growth, increased depreciation and amortization costs of $356,000, increased facilities costs of $503,000 and increased supplies and materials costs of $252,000, but was partially offset by an increase in engineering hours allocated to revenue-generating projects of $492,000, decreased use of outside services of $207,000 and decreased travel expenses of $144,000. We expect that product development expenses will continue to increase in absolute dollars in future periods.

Sales and marketing expenses. Sales and marketing expenses include salaries, commissions, travel expenses, costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses increased by $640,000, or 20.6% to $3.7 million for the three months ended December 31, 2003, compared to $3.1 million for the three months ended December 31, 2002. The absolute dollar increase in sales and marketing expenses of $640,000 for the three months ended December 31, 2003, from the three months ended December 31, 2002 was primarily attributable to increased headcount and personnel expenses of $709,000, increased facilities expenses of $160,000 and increased marketing expenses of approximately $105,000, but was partially offset by decreased commission expenses of $267,000 and decreased travel expenses of $83,000. We expect sales and marketing expenses will continue to increase in absolute dollars in future periods.

General and administrative expenses. The increase in general and administrative expenses of $268,000, or 19.2% to $1.7 million for the three months ended December 31, 2003, compared to $1.4 million for the three months ended December 31, 2002 was primarily attributable to an increase in headcount and personnel related costs of $250,000. We expect general and administrative expenses will continue to increase in absolute dollars in future periods.

Amortization of intangible assets. The increase in amortization of purchased intangible assets of $849,000, or 172.6% to $1.3 million for the three months ended December 31, 2003, compared to $492,000 for the three months ended December 31, 2002 was wholly attributable to the amortization of purchased intangible assets related to our acquisition of NurLogic in February 2003.

Interest and other income, net

Interest and other income, net increased $122,000, or 60.1% to $325,000 for the three months ended December 31, 2003, compared to $203,000 for the three months ended December 31, 2002. The increase of $122,000 is primarily attributable to interest income related to higher cash, cash equivalent and marketable securities balances arising from the funds generated from our secondary public offering in May 2003.

Provision for income taxes

The income tax provision of $375,000 and $190,000 for the three months ended December 31, 2003 and 2002, respectively, was comprised of the alternative minimum tax and foreign withholding tax. During fiscal 2001, we recorded a tax provision resulting in a full valuation provided against the deferred tax assets that had been carried on our books. The valuation allowance was established due to uncertainty surrounding the realization of the benefit of such assets. The difference between the statutory and effective rates of income tax is due to the impact of state taxes and tax-free interest income and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the three months ended December 31, 2003 of $2.0 million was primarily attributable to net income of $3.7 million, non-cash charges primarily consisting of depreciation and amortization of $2.3 million, an increase in deferred revenue of $1.1 million, an increase in accrued liabilities of $855,000, and a decrease in prepaid and other current assets of $57,000, but was partially offset by an increase in accounts receivable of $5.0 million, an increase in other assets of $103,000, a decrease in accounts payable of $441,000, a decrease in deferred taxes of $358,000 and a decrease in other liabilities of $185,000. Net cash provided by operating activities in the three months ended December 31, 2002 of $239,000 was primarily attributable to net income of $2.2 million, an increase in accounts payable of $91,000, an increase in accrued liabilities of $1.2 million, an increase in deferred revenue of $2.1 million, non-cash charges of $985,000 and a decrease in prepaid and other current assets of $70,000, but was partially offset by an increase in accounts receivable of $4.8 million, an increase in other assets of $861,000 and a decrease in other liabilities of $738,000. The changes in working capital were due to the timing of payments to suppliers in order to optimize discounts and payment periods. The increase in accounts receivable was attributable to the timing of receipts from customers and amounts earned under work in progress, but not billable at the respective balance sheet dates. Our revenue contracts generally require payment of a portion of the license fees upon signing of the contracts with the final payment due within 30 to 90 days after delivery, which generally takes three to nine months from the contract signing date. As such, fluctuations in revenue generally do not correlate directly with the fluctuations in accounts receivable. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including but not limited to fluctuations in our operating results, accounts receivable collections and the timing of tax and other payments.

Net cash used in investing activities in the three months ended December 31, 2003 of $16.1 million was primarily attributable to a net increase in marketable securities of $15.6 million and purchases of property and equipment of $470,000. Net cash used in investing activities of $6.8 million in the three months ended December 31, 2002 was attributable to purchases of property and equipment of $1.1 million and a net increase in marketable securities of $5.7 million.

Net cash provided by financing activities was $2.8 million in the three months ended December 31, 2003 and $3.4 million in the three months ended December 31, 2002. Net cash provided by financing activities in both periods consisted of proceeds from the issuance of common stock to employees upon the exercise of stock options.

We intend to continue to invest heavily in the development of new products and enhancements to our existing intellectual property components. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities and our international operations, the extent to which our existing and new intellectual property components gain market acceptance, the costs, timing and integration of future acquisitions, if any, competing technological and market developments, the costs involved in maintaining, defending and enforcing patent claims and other intellectual property rights, the level and timing of license and royalty revenue and other factors. We do not currently have any borrowing facilities other than an unused equipment lease line of $296,000 as of December 31, 2003, which expires in December 2004. We believe that our current cash, cash equivalents and investment balances and any cash generated from operations, will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, from time to time, we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or intellectual property components. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

We do not have any investments in special purpose entities, undisclosed borrowings or debt or off-balance sheet arrangements other than operating leases on our facilities. Additionally, we have not entered into any derivative contracts, nor do we have any synthetic leases. At December 31, 2003, we had no foreign currency contracts outstanding.

The following table represents our future commitments under minimum annual lease payments reflecting our commitments as of December 31, 2003 (in thousands):

Remainder of fiscal 2004	$2,460
Fiscal 2005	2,788
Fiscal 2006	2,778
Fiscal 2007	2,093
Fiscal 2008	1,994

Total minimum future lease payments	$12,113

Our principal administrative and technical offices occupy 54,489 square feet in Sunnyvale, California. We occupy this building pursuant to a lease that expires in 2008. In addition, we lease administrative, technical and field support offices in six cities throughout the world. The administrative, technical and field offices range from small executive offices to a 35,290 square foot facility. Lease terms range from month-to-month on certain executive offices to three years on certain direct leases. Our principal administrative, technical and field support facilities are in Sunnyvale, California; San Diego, California; Bangalore, India; Tokyo, Japan; Paris, France and Singapore. We continually evaluate the adequacy of existing facilities and additional facilities in new cities and we believe that suitable additional space will be available in the future on commercially reasonable terms as needed.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

RISKS RELATED TO OUR BUSINESS

Our quarterly operating results may fluctuate, which could cause our stock price to decline.

Our operating results have fluctuated in the past, and may fluctuate in the future, as a result of a number of factors including:

•	fluctuations in the demand for integrated circuits and end user products that incorporate integrated circuits;

•	our ability to develop, introduce and market new intellectual property components before our competitors;

•	the relatively large size and small number of orders we receive during a given period;

•	the timing of orders, reflecting in part the capital budgeting and purchasing cycles of our customers;

•	the length of our sales cycle;

•	the gain or loss by us of a large integrated circuit manufacturing customer or the gain or loss by our customer of a major order of integrated circuits containing our intellectual property components;

•	the size and timing of the manufacture and sale by our integrated circuit manufacturing customers of integrated circuits containing our intellectual property components;

•	the timing and results of our audit of royalty reports submitted to us by our customers;

•	the accuracy of our estimates for project completion costs, which require significant management judgment and discretion;

•	our progress on contracts that are recognized as revenue on a percentage-of-completion basis, which represent a substantial majority of our contracts and generally have completion periods of three to nine months; and

•	the timing and magnitude of costs incurred by us in developing and marketing new intellectual property components and market acceptance of such components.

Our future revenue may fluctuate from quarter to quarter and on an annual basis as a result of these and other factors. Our expense levels are based in part on our expectations regarding future revenue. If revenue is below our expectations in any quarter and we are not able to adjust spending in a timely manner, the negative effect of such shortfall may increase. We intend to continue to invest in product development, product marketing, licensing and support programs in an effort to maximize the growth of future revenue and net income. Accordingly, it is likely that in some future quarters our expenses will represent a greater than expected percentage of our revenue, causing our operating results to fall below the expectations of public market analysts and investors, which could cause our stock price to decline, perhaps substantially.

Our sales cycle is unpredictable and may be more than 12 months, so we may fail to adjust our resources and expenses adequately to meet anticipated or actual demand.

The license of our intellectual property components typically involves a significant commitment of capital by the integrated circuit manufacturer and a purchase will often be timed to coincide with an integrated circuit manufacturer’s migration to a new manufacturing process or process variation. Potential customers generally commit significant resources to an evaluation of available intellectual property components and require that we expend substantial time, effort and resources to educate them about the value of our intellectual property components. Despite these efforts, potential customers may select an alternate product or delay or forego a license of our intellectual property components. As a result, the sales cycle for our intellectual property components is long, typically ranging from three to nine months, and may in some cases be more than 12 months. Our ability to forecast the timing and scope of specific sales is limited. If we were to experience a delay in our orders, it could harm our ability to meet our forecasts or investors expectations for a given quarter and ultimately result in a decrease in our stock price.

Once we receive and accept an order for a customized product from an integrated circuit manufacturer, we must commit significant resources to customizing our products for the integrated circuit manufacturer’s manufacturing process. We generate a substantial majority of our license revenue from customized products. This customization is complex and time consuming and is subject to a number of risks over which we have little or no control. These risks include the integrated circuit manufacturer’s alterations of its manufacturing process and the timing of its migration to a new process. Typically, this customization, once started, takes from three to nine months to complete and any delays may cause us to defer revenue recognition or potentially lose orders. If we fail to adequately adjust our resources and expenses to meet actual demand and actual revenue, our business may suffer. If anticipated orders fail to materialize, we may be unable to reduce our resources and expenses in time and our operating results could suffer. In addition, where integrated circuit manufacturer orders exceed our anticipated demand, we may be unable to deliver customized products in time to meet the integrated circuit manufacturer’s requirements. Any delays in product customization and delivery, such as those caused by technical or operational difficulties, give rise to the risk of alteration or potential cancellation of orders or may harm our relationships with our customers.

Because we rely on a relatively small number of integrated circuit manufacturers for a large portion of our revenue, our revenue could decline if our integrated circuit manufacturing customers do not continue to purchase and use our intellectual property components.

We have been dependent on a relatively small number of integrated circuit manufacturing customers for a substantial portion of our revenue, although the integrated circuit manufacturers comprising this group have changed from time to time. For the three months ended December 31, 2003, TSMC accounted for 31% of total revenues, UMC accounted for 15% of total revenues, Chartered accounted for 11% and STARC accounted for 11%. For the three months ended December 31, 2002, IBM accounted for 22% of total revenues, TSMC accounted for 22% of total revenue, Tower accounted for 11% of total revenue and Silterra accounted for 10% of total revenue. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts, the timing of work performed by us and the number of designs utilizing our products.

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

Although we were profitable for the three months ended December 31, 2003, fiscal 2003 and fiscal 2002, we incurred net operating losses in the first six months of fiscal 2002, fiscal 2001 and fiscal 1999. If our revenue in future periods increases more slowly than we expect, or not at all, we may not maintain profitability. In addition, most of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. We expect to continue to incur significant expenses in connection with product development, operational and administrative activities and expansion of our sales and marketing efforts. As a result, we will need to increase revenue relative to increases in costs to maintain profitability. We may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to maintain profitability, our business and financial condition would suffer, we could lose the benefit of tax credits and deferred tax assets and our stock price could decline.

TSMC, one of our largest customers, develops and distributes products that compete with ours.

TSMC, one of our largest integrated circuit manufacturing customers, has historically produced intellectual property components for use by third parties in designs to be manufactured at TSMC’s foundry. These components are designed to serve the same purpose as components produced by us. The intellectual property components developed by TSMC have competed and are expected to continue to compete with our products. We believe that TSMC is more aggressively developing and distributing these products to encourage its customers to use TSMC to manufacture their current and future designs. TSMC has substantially greater financial, manufacturing and other resources, name recognition and market presence than we do and the internal design group at TSMC has greater access to technical information about TSMC’s manufacturing processes. Distribution partners selected by TSMC include Cadence Design Systems, Inc., Magma Design Automation, Inc., Synopsys, Inc. and Virage Logic Corporation. Some of TSMC’s distribution partners, such as Cadence, may have greater resources, name recognition and distribution networks than we do. If TSMC is successful in supplying its own intellectual property components to third parties either directly or through distribution arrangements with other companies, our revenue from TSMC, our revenue from other customers and our operating results could be negatively affected.

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

Royalties are calculated based on the selling prices of integrated circuits or wafers containing our intellectual property components. We believe that our long-term success is substantially dependent on future royalties. We face risks inherent in a royalty-based business model, such as the rate of incorporation of our intellectual property components into integrated circuit designs, the rate of adoption of our intellectual property components by integrated circuit manufacturers and the demand for products incorporating these integrated circuits. Our royalty revenue is highly dependent upon the level of integrated circuit production and sales by our integrated circuit manufacturing customers. Fluctuations in orders placed with our integrated circuit manufacturing customers from their customers could significantly affect our royalty revenue and operating results. Additionally, our ability to forecast and realize royalty revenue is limited by factors that are beyond our control. These factors include the timing of the manufacture of royalty-bearing integrated circuits or wafers, the price charged by integrated circuit manufacturers to their customers for royalty-bearing integrated circuits or wafers, and the quantity of royalty-bearing integrated circuits or wafers ordered and actually manufactured. We believe that a significant portion of our royalty revenue in the three months ended December 31, 2003 was derived from the manufacture and sale of integrated circuits for graphics applications. If the market for integrated circuits in graphics applications declines, our royalty revenue may be adversely affected. On a period-to-period basis, net royalty revenue may vary significantly. Net royalty revenue as a percentage of our total revenue was 38% in the three months ended December 31, 2003 and 14% the three months ended December 31, 2002.

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

TSMC accounted for 60% of our net royalty revenue in the three months ended December 31, 2003 and 67% in the three months ended December 31, 2002. Our agreements with TSMC provide that royalty rates decrease in accordance with a fixed schedule over the life of a given process. As a result, our net royalty revenue may decline if royalties from TSMC continue to represent a substantial portion of our net royalty revenue.

We also face risks relating to the accuracy and completeness of the royalty collection process. Our ability to generate royalty revenue depends, in part, on our ability to negotiate, structure, monitor and enforce agreements for the determination and payment of royalties. We have only limited experience and systems in place to conduct reviews of the accuracy of the royalty reports we receive from our licensees. We have the right to audit the records of integrated circuit manufacturers who license our intellectual property components to help ensure the integrity of their royalty reporting systems; however, these audits may only be conducted periodically and may be at our expense. We cannot be certain that the costs incurred by us in conducting these audits will not exceed the royalties that result from these efforts. Furthermore, the timing and findings of such royalty audits have resulted in and are expected to continue to result in significant fluctuations in the level and timing of our royalty revenue. Royalty audits may also trigger disagreements over contract terms with our licensees and such disagreements could impact customer relations, divert the efforts and attention of our management from normal operations and impact our business operations and financial condition.

We continue to experience intense competition from other intellectual property component providers, integrated circuit manufacturers and electronic design automation companies, and this competition could negatively affect our business and our revenue.

Our strategy of targeting integrated circuit manufacturers and integrated circuit designers that participate in, or may enter, the system-on-a-chip market requires us to compete in intensely competitive markets. We face significant competition from third party intellectual property component providers, such as Barcelona Design, DOLPHIN Integration, SA, Faraday Technology Limited, Monolithic System Technology, Inc., Neolinear, Inc., Rambus, Inc., TriCN, Inc., VeriSilicon Microelectronics (Shanghai) Co. Ltd., Virage Logic and Virtual Silicon Technology, Inc. and from the internal design groups of integrated circuit manufacturers such as TSMC and IBM. In addition, we face competition from small consulting firms and design companies that operate in the intellectual property component segment of the market and offer a limited selection of specialized intellectual property components.

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

If we fail to enhance our intellectual property components and develop and deliver intellectual property components on a timely basis, we may not be able to address the needs of our customers, our technology may become obsolete and our results of operations may be harmed.

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

From time to time, we have experienced delays in the progress of customization of new intellectual property components for a given customer, such as those caused by technical or operational difficulties, and we may continue to experience delays in the future. Any delay or failure to meet customers’ expectations could result in damage to customer relationships and our reputation, underutilization of engineering resources, delay in the market acceptance of our intellectual property components or a decline in revenue, any of which could negatively affect our business.

We face risks from sales to foreign customers and foreign operations, which could reduce our operating results and harm our financial condition.

Historically, a large portion of our total revenue has been derived from integrated circuit manufacturers located outside of the United States. International revenue as a percentage of our total revenue was approximately 79% in the three months ended December 31, 2003 and 66% in the three months ended December 31, 2002. Revenue derived from customers in Taiwan as a percentage of our total revenue was approximately 46% in the three months ended December 31, 2003 and 24% in the three months ended December 31, 2002. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. To date, all of our revenue from international customers has been denominated in US dollars. If our competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the US dollar, then we may experience fewer orders from international customers whose business is based primarily on the less expensive currency. In addition, future dislocations in international financial markets may materially affect our business.

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

Our ability to license our intellectual property components and manage our business successfully in a rapidly evolving market requires an effective planning and management process. Our historical growth, international expansion, acquisitions, including our acquisition of NurLogic in February 2003, have placed, and are expected to continue to place, a significant strain on our managerial, operational and financial resources. We have established an engineering service and support facility in Bangalore, India and plan to increase our presence in China and Taiwan. The number of our employees or their full-time equivalents has increased to 326 on December 31, 2003 from 245 on December 31, 2002. Our international expansion has resulted and is expected to continue to result in increased costs.

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

If we are not able to successfully integrate and develop NurLogic’s business, our business may be negatively affected in future periods, which may cause our stock price to decline. In addition, if the value of intangible assets acquired becomes impaired, we will be required to write down the value of the assets, which would negatively affect our financial results. We may incur liabilities from NurLogic including liabilities for intellectual property infringement or indemnification of NurLogic’s customers for similar claims that could materially and adversely affect our business. If our efforts to integrate NurLogic’s business with our existing business are unsuccessful, our future revenue and operating results could be negatively affected, which could cause our stock price to decline.

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

We have recently established our first remote engineering sites which, if not structured and managed effectively, could cause our business to suffer.

We have recently established an engineering service and support facility in Bangalore, India. In addition, we perform engineering services in San Diego, California. We have no prior experience in establishing or operating engineering centers outside of our headquarters in Sunnyvale, California. Our expansion of engineering operations to remotely situated offices presents a number of risks including increased difficulty in coordinating our engineering efforts, obtaining required equipment and tools and training new personnel, increased communications and travel costs and potential delays in our engineering efforts.

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

The integrated circuit industry is cyclical in nature and a downturn may negatively affect the growth of our revenue.

The markets for integrated circuit products are cyclical. The integrated circuit industry suffered a sharp decline in orders and revenue in 2001 and 2002 and this weakness continued during much of 2003. Many integrated circuit manufacturers and vendors of products incorporating integrated circuits announced earnings shortfalls and employee layoffs during this period. The outlook for the integrated circuit industry is uncertain and it is very difficult to predict future economic events.

The primary customers for our intellectual property components are integrated circuit design and manufacturing companies. Any significant downturn in our customers markets, or domestic and global conditions is likely to adversely affect our royalty revenue. Such a downturn may also result in a decline in demand for our intellectual property components and services and could harm our business. Weakness in the integrated circuit and related industries, a reduced number of design starts, shifts in the types of integrated circuits manufactured, such as a shift to field programmable gate arrays, tightening of customers operating budgets or consolidation among our customers could cause our business to suffer.

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

If the intellectual property components we provide to a customer contain defects that increase our customers cost of goods sold and time to market, the market acceptance of our intellectual property components would be harmed. Any actual or perceived defects in our intellectual property components may also hinder our ability to attract or retain industry partners or customers, leading to a decrease in our revenue. These defects are frequently found during the period following introduction of new proprietary technologies or enhancements to existing proprietary technologies. Our intellectual property components may contain errors or defects not discovered until after volume manufacture of integrated circuits containing our intellectual property components. If our intellectual property components contain errors or defects, we could be required to expend significant resources to alleviate these problems, which could result in the diversion of technical and other resources from our other development efforts. The defects or errors could also result in fewer wafers containing our intellectual property components reaching production, which would reduce our royalty revenue.

RISKS RELATED TO OUR STOCK

Our stock is subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control, and those fluctuations may prevent our stockholders from reselling our common stock at a profit.

The trading price of our common stock has in the past been and could in the future be subject to significant fluctuations in response to:

•	quarterly variations in our results of operations;

•	international political instability, including instability associated with military action in Afghanistan and Iraq, strained relations with North Korea and other conflicts;

•	fluctuations in national and international securities markets in response to changing economic or other conditions;

•	announcements of technological innovations or new products by us, our customers or competitors;

•	our failure to achieve the operating results anticipated by analysts or investors;

•	sales or the perception in the market of possible sales of a large number of shares of our common stock by our directors, officers, employees or principal stockholders;

•	releases or reports by or changes in security analysts recommendations; and

•	developments or disputes concerning patents or proprietary rights or other events.

For example, from December 31, 2002 to December 31, 2003, the trading price of our common stock on the Nasdaq National Market has ranged from a high of $26.76 to a low of $13.88. If our revenue and results of operations are below the expectations of public market securities analysts or investors, significant fluctuations in the market price of our common stock could occur. In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies and often are unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has occurred against that company. The litigation could result in substantial costs and would at a minimum divert management’s attention and resources, which could have a material adverse effect on our business, which could further reduce our stock price. Any adverse decision in the litigation could also subject us to significant liabilities.

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

Section 203 of the Delaware General Corporation Law restricts certain business combinations with any interested stockholder as defined by that statute. In addition, our certificate of incorporation and bylaws contain certain other provisions that may have the effect of delaying, deferring or preventing a change of control. These provisions include:

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

The table below presents the carrying value and related weighted average interest rates for our cash, cash equivalents and marketable securities. The carrying values approximate fair values as of December 31, 2003 and September 31, 2003. As of December 31, 2003, marketable securities consisted of $9.7 million with a maturity date of less than one year and $21.3 million with a maturity date of greater than one year. As of September 30, 2003, marketable securities consisted of $9.9 million with a maturity date of less than one year and $5.4 million with a maturity date of greater than one year.

Cash, cash equivalents and marketable securities	Carrying value at Dec. 31, 2003	Average rate of return at Dec. 31, 2003	Carrying value at Sept. 30, 2003	Average rate of return at Sept. 30, 2003
	(in thousands)	(annualized)	(in thousands)	(annualized)
Cash and Cash Equivalents—variable rate	$25,234	0.6%	$71,093	0.8%
Money market funds—variable rate	19,349	0.9	4,978	0.8
Cash and Cash Equivalents—fixed rate	42,880	1.0	22,770	1.1
Marketable Securities—fixed rate	31,037	2.2%	15,425	2.1%

Total	$118,500		$114,266

Currency risk

Historically, a large portion of our total revenue has been generated from outside of the United States. International revenue as a percentage of our total revenue was approximately 79% for the three months ended December 31, 2003 and 66% for the three months ended December 31, 2002. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. As all of our sales are currently denominated in US dollars, a strengthening of the US dollar could make our intellectual property components less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes. We have not historically engaged in any foreign currency hedging transactions.

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

We believe that the complaints brought by STMicroelectronics and Agere are without merit with respect to technology licensed by NurLogic to Broadcom. However, there can be no assurance that the courts will find that the patents asserted by STMicroelectronics and Agere are invalid or that the technology licensed by NurLogic does not infringe such patents.

Whether or not the asserted patents are valid and whether or not a court finds that Broadcom’s or NurLogic’s products infringe, the investigation and resolution of these indemnity claims and any related litigation could be expensive and could consume substantial amounts of management time and attention.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

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

(b) Reports on Form 8-K.

We furnished a report on Form 8-K on October 23, 2003 in connection with our announcement of our earnings for the fourth quarter of fiscal 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 17, 2004

ARTISAN COMPONENTS, INC. (Registrant)

By:	/s/ MARK R. TEMPLETON
Mark R. Templeton President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ JOY E. LEO
Joy E. Leo Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.