Form 10-Q
period 2004-03-31
ARTISAN COMPONENTS INC
filed 2004-05-14
CIK 1048982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MARCH 31, 2004

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

Yes   ☒    No  ☐

As of April 30, 2004, there were 23,008,380 shares of the Registrant’s Common Stock outstanding.

ARTISAN COMPONENTS, INC.

FORM 10-Q

i

ITEM 1.	FINANCIAL STATEMENTS

ARTISAN COMPONENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	March 31, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$86,523	$98,841
Marketable securities	18,185	9,921
Accounts receivable, net	22,699	18,398
Prepaid expenses and other current assets	3,541	2,197

Total current assets	130,948	129,357
Long-term marketable securities	24,625	5,504
Property and equipment, net	6,303	7,418
Purchased intangible assets, net	6,157	8,394
Goodwill	36,016	36,016
Other assets	496	414

Total assets	$204,545	$187,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$531	$1,486
Accrued liabilities	7,619	7,201
Deferred revenue	10,127	7,094

Total current liabilities	18,277	15,781
Deferred revenue	885	788
Other liabilities	900	1,146
Deferred tax liability	2,540	3,257

Total liabilities	22,602	20,972

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized: 50,000; Issued and outstanding: 22,925 and 22,157 shares at March 31, 2004 and September 30, 2003, respectively	23	22
Additional paid in capital	174,193	168,442
Deferred stock-based compensation	(195)	(368)
Treasury stock	—	(1,399)
Accumulated other comprehensive income	111	118
Retained earnings (accumulated deficit)	7,811	(684)

Total stockholders’ equity	181,943	166,131

Total liabilities and stockholders’ equity	$204,545	$187,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTISAN COMPONENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Revenue:
License	$15,254	$13,945	$27,642	$25,914
Net royalty	6,114	2,177	13,788	4,192

Total revenue	21,368	16,122	41,430	30,106

Costs and expenses:
Cost of revenue *	5,018	3,581	9,417	7,487
Product development *	4,723	4,756	9,879	7,691
Sales and marketing *	3,920	3,226	7,664	6,330
General and administrative *	1,886	1,838	3,549	3,233
In-process research and development	—	520	—	520
Amortization of purchased intangible assets	896	907	2,237	1,399

Total costs and expenses	16,443	14,828	32,746	26,660

Operating income	4,925	1,294	8,684	3,446
Interest and other income, net	357	175	682	378

Income before provision for income taxes	5,282	1,469	9,366	3,824
Provision for income taxes	496	263	871	453

Net income	$4,786	$1,206	$8,495	$3,371

Net income per share:
Basic	$0.21	$0.07	$0.38	$0.19

Diluted	$0.19	$0.06	$0.34	$0.17

Shares used in computing net income per share:
Basic	22,752	17,831	22,583	17,792

Diluted	24,720	19,896	24,635	19,803

* Includes stock-based compensation expense of:	76	59	173	59

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTISAN COMPONENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$8,495	$3,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,837	2,196
In-process research and development	—	520
Compensation expense related to options	173	59
Tax benefit arising from disqualifying dispositions of stock options	40	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,301)	(7,529)
Prepaid expenses and other current assets	(1,344)	80
Other assets	(82)	(87)
Accounts payable	(955)	433
Accrued liabilities and deferred income taxes	(299)	(1,931)
Deferred revenue	3,130	4,673
Other liabilities	(246)	(1,038)

Net cash provided by operating activities	8,448	747

Cash flows from investing activities:
Purchases of property and equipment	(485)	(1,785)
Purchases of marketable securities	(40,699)	(19,030)
Proceeds from sale and maturities of marketable securities	13,307	19,609
Acquisition of NurLogic, net of cash acquired	—	21

Net cash used in investing activities	(27,877)	(1,185)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,111	4,569

Net cash provided by financing activities	7,111	4,569

Net increase (decrease) in cash and cash equivalents	(12,318)	4,131
Cash and cash equivalents, beginning of period	98,841	29,159

Cash and cash equivalents, end of period	$86,523	$33,290

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of financial position as of March 31, 2004, and results of operations for the three and six months ended March 31, 2004 and 2003, and cash flows for the six months ended March 31, 2004 and 2003, as applicable, have been made. The September 30, 2003 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Operating results for the three and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004 or any other future period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended September 30, 2003 included in the Company’s Annual Report on Form 10-K as filed with the SEC.

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

A reconciliation of the numerator and denominator of basic and diluted EPS was as follows (in thousands, except per share amounts):

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Net income	$4,786	$1,206	$8,495	$3,371

Weighted average shares—Basic	22,752	17,831	22,583	17,792
Effect of dilutive potential common shares	1,968	2,065	2,052	2,011

Weighted average shares—Diluted	24,720	19,896	24,635	19,803

Net income per share:
Basic	$0.21	$0.07	$0.38	$0.19

Diluted	$0.19	$0.06	$0.34	$0.17

Employee stock options to purchase approximately 250,000 shares with a weighted average exercise price of $21.68 and 349,000 shares with a weighted average exercise price of $21.18 for the three and six months ended March 31, 2004, respectively, and 395,000 shares with a weighted average exercise price of $18.07 and 265,000 shares with a weighted average exercise price of $18.10 for the three and six months ended March 31, 2003, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Stock-Based Compensation

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Condensed Consolidated Statements of Operations for these grants.

The following is a summary of the effect on net income and earnings per share if the Company had applied a fair value method prescribed by Statement of Financial Accounting Standards No. 123 (“SFAS 123”) to account for stock-based compensation for the periods indicated (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Net income	$4,786	$1,206	$8,495	$3,371
Add: Employee stock-based compensation expense included in reported net income, net of related tax effects	76	59	173	59
Deduct: Employee stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,839)	(3,909)	(7,538)	(6,690)

Pro forma net income (loss)	$1,023	$(2,644)	$1,130	$(3,260)

Net income (loss) per share:
As reported
Basic	$0.21	$0.07	$0.38	$0.19

Diluted	$0.19	$0.06	$0.34	$0.17

Pro forma
Basic	$0.04	$(0.15)	$0.05	$(0.18)

Diluted	$0.04	$(0.15)	$0.05	$(0.18)

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

In connection with the acquisition of NurLogic Design, Inc. (“NurLogic”) on February 19, 2003, the Company recorded a total of $696,000 in deferred compensation, representing the difference between the deemed fair value of its common stock at the date of option grant and the exercise price of such options. The Company recorded a total of $76,000 and $173,000 in stock-based compensation expense for the three and six months ended March 31, 2004, respectively. For the three months ended March 31, 2004, stock based compensation expense related to $56,000 for product development, $18,000 for sales and marketing and $2,000 for general and administrative expense, respectively. For the six months ended March 31, 2004, stock based compensation expense related to $124,000 for product development, $42,000 for sales and marketing and $7,000 for general and administrative expense. For the three and six months ended March 31, 2003, the Company recorded a total of $59,000 in stock-based compensation expense. Stock-based compensation expense related to $4,000 for cost of revenue, $37,000 for product development, $12,000 for sales and marketing and $6,000 for general and administrative expense, respectively.

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

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Net income	$4,786	$1,206	$8,495	$3,371

Other comprehensive loss:
Unrealized loss on investments, net	(4)	—	(7)	—

Total other comprehensive loss	(4)	—	(7)	—

Comprehensive income	$4,782	$1,206	$8,488	$3,371

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB 51, which subsequently has been revised by FIN 46-R. The primary objectives of FIN 46-R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46-R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46-R is effective for VIEs created after January 31, 2003 and is effective for all VIEs created before February 1, 2003 that are Special Purpose Entities (SPEs) in the first reporting period ending after December 15, 2003 and for all other VIEs created before February 1, 2003 in the first reporting period ending after March 15, 2004. The Company believes there are no entities qualifying as VIEs and the adoption of FIN 46-R to date has not had any effect on the Company’s financial position, cash flows or results of operations.

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

The components of goodwill are as follows (in thousands):

	March 31, 2004	September 30, 2003
Goodwill	$40,596	$40,596
Accumulated amortization	(4,580)	(4,580)

Goodwill, net	$36,016	$36,016

The following tables present details of the Company’s total purchased intangible assets (in thousands):

March 31, 2004	Gross	Accumulated Amortization	Net
Developed technology	$14,578	$8,933	$5,645
Customer base	910	398	512
Non-compete agreements	376	376	—
Order backlog	340	340	—

Total	$16,204	$10,047	$6,157

September 30, 2003	Gross	Accumulated Amortization	Net
Developed technology	$14,578	$6,875	$7,703
Customer base	910	219	691
Non-compete agreements	376	376	—
Order backlog	340	340	—

Total	$16,204	$7,810	$8,394

The estimated future amortization of purchased intangible assets as of March 31, 2004 is as follows (in thousands):

Remainder of fiscal 2004	$1,793
Fiscal 2005	2,404
Fiscal 2006	1,451
Fiscal 2007	509

Total	$6,157

The results of operations of NurLogic are included in the Company’s Condensed Consolidated Statement of Operations from the date of the acquisition. If the Company had acquired NurLogic at the beginning of the periods presented, the Company’s unaudited pro forma revenue, net income and net income per share would have been as follows (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Revenue	$21,368	$16,840	$41,430	$33,426

Net income (loss)	$4,786	$(2,169)	$8,495	$(1,339)

Net income (loss) per share—basic	$0.21	$(0.12)	$0.38	$(0.07)

Net income (loss) per share—diluted	$0.19	$(0.12)	$0.34	$(0.07)

Shares used in computing net income per share—basic	22,752	18,245	22,583	18,373

Shares used in computing net income per share—diluted	24,720	18,245	24,635	18,373

Note 4. Marketable Securities

Marketable securities, classified as available-for-sale securities were comprised of the following (in thousands):

	March 31, 2004			September 30, 2003
	Fair Market Value	Amortized Cost	Unrealized Gain on Marketable Securities	Fair Market Value	Amortized Cost	Unrealized Gain on Marketable Securities
Short-term corporate and government bonds and notes	$18,185	$18,138	$47	$6,828	$6,781	$47
Commercial Paper	—	—	—	3,093	3,093	—

Short-term marketable securities	18,185	18,138	47	9,921	9,874	47
Long-term corporate and government bonds and notes	24,625	24,561	64	5,504	5,433	71

Marketable securities	$42,810	$42,699	$111	$15,425	$15,307	$118

All short-term investments have maturities of less than one year from the respective balance sheet dates.

Note 5. Accounts Receivable

Accounts receivable were comprised of the following (in thousands):

	March 31, 2004	September 30, 2003
Accounts receivable	$12,870	$7,888
Costs in excess of related billings on uncompleted contracts	10,195	10,811

Gross accounts receivable	23,065	18,699
Allowance for doubtful accounts	(366)	(301)

Accounts receivable, net	$22,699	$18,398

Included in accounts receivable at March 31, 2004 and September 30, 2003 were recoverable amounts under work in progress of $10.2 million and $10.8 million, respectively, that represent amounts earned under work in progress, but not billable at the respective balance sheet dates. These amounts become billable according to contract terms, typically based on delivery of specific products or completion of the project. The Company anticipates that substantially all of such unbilled amounts will be billed and collected over the next twelve months.

Note 6. Property and Equipment

Property and equipment were comprised of the following (in thousands):

	March 31, 2004	September 30, 2003
Computer equipment and software	$14,573	$14,750
Office furniture	3,025	3,014
Leasehold improvements	3,463	3,440

Property and equipment	21,061	21,204
Accumulated depreciation	(14,758)	(13,786)

Property and equipment, net	$6,303	$7,418

Depreciation and amortization expense was $814,000 and $1.6 million for the three and six months ended March 31, 2004, respectively, and $515,000 and $797,000 for the three and six months ended March 31, 2003, respectively.

Note 7. Accrued Liabilities

Accrued liabilities were comprised of the following (in thousands):

	March 31, 2004	September 30, 2003
Accrued compensation	$3,684	$3,833
Income taxes payable	2,114	1,322
Accrued expenses	1,578	1,791
Other accrued liabilities	243	255

Accrued liabilities	$7,619	$7,201

Note 8. Commitments and Contingencies

Leases

The following table represents the future minimum annual lease payments of the Company as of March 31, 2004 (in thousands):

Remainder of fiscal 2004	$1,665
Fiscal 2005	2,833
Fiscal 2006	2,802
Fiscal 2007	2,093
Fiscal 2008	1,994

Total minimum annual lease payments	$11,387

The Company’s principal administrative and technical offices occupy 54,489 square feet in Sunnyvale, California. The Company holds this building pursuant to a lease that expires in 2008. In addition, the Company leases administrative, technical and field support offices in seven cities throughout the world. The administrative, technical and field offices range from small executive offices to a 35,290 square foot facility. Lease terms range from month-to-month on certain executive offices to three years on certain direct leases. The Company’s principal administrative, technical and field support facilities are in Sunnyvale, California; San Diego, California; Cary, North Carolina; Bangalore, India; Tokyo, Japan; Paris, France and Singapore. The Company periodically evaluates the adequacy of existing facilities and additional facilities in new cities and the Company believes that suitable additional space will be available in the future on commercially reasonable terms as needed.

The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Net rent expense was $900,000 and $1.6 million for the three and six months ended March 31, 2004, respectively, and $723,000 and $1.2 million for the three and six months ended March 31, 2003, respectively.

Product Warranties

FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The requirements of FIN 45 are applicable to the Company’s product warranty liability and certain guarantees. The Company’s guarantees subject to the recognition and disclosure requirements of FIN 45 as of March 31, 2004 and September 30, 2003 were not material. As of March 31, 2004 and September 30, 2003, the Company’s product warranty liability recorded in other accrued liabilities were not material.

The Company accrues for warranty costs as part of its cost of revenue based on associated technical support labor costs. The products sold are generally covered by a warranty for a period of 90 days.

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

We have been further notified by Broadcom that it is requesting indemnification from NurLogic because a complaint was filed against Broadcom by Agere Systems Inc. in August 2003 in the United States District Court for the Eastern District of Pennsylvania, alleging that some of Broadcom’s products infringe several patents owned by Agere. Agere is seeking both an injunction against Broadcom and monetary damages.

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

The distribution of revenue by geographic area for the periods presented was (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Revenue from Unaffiliated Customers:
Asia—Taiwan	$9,228	$2,932	$18,450	$6,344
Asia—Singapore	2,169	1,891	4,369	2,593
Asia—Japan	1,516	2,174	4,392	2,848
Asia—Malaysia	934	2,005	1,514	3,987
Asia—Other	1,650	1,503	1,801	1,923

Asia Total	15,497	10,505	30,526	17,695
United States and Canada	5,527	4,097	9,799	8,823
Europe	344	1,520	1,105	3,588

	$21,368	$16,122	$41,430	$30,106

The distribution of long-term assets by geographic region for the periods presented was (in thousands):

	March 31, 2004	September 30, 2003
Long-Term Assets, Net:
United States	$29,614	$11,721
Other	1,810	1,615

	$31,424	$13,336

The long-term assets noted above are net of goodwill and purchased intangible assets at March 31, 2004 and September 30, 2003.

The Company has been dependent on a relatively small number of customers for a large portion of its total revenue, although the customers comprising this group have changed from time to time. Revenue from individual customers equal to 10% or more of the Company’s total revenue was as follows:

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
A	25%	17%	28%	19%
B	18	—	16	—
C	12	15	—	18
D	10	12	11	—
E	—	10	—	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We derive a substantial majority of our total revenue from fees associated with the sale of licenses, including maintenance and support fees. Together, license, maintenance and support fees accounted for 71% of total revenue in the three months ended March 31, 2004 and 86% of total revenue in the three months ended March 31, 2003. License, maintenance and support fees accounted for 67% of total revenue in the six months ended March 31, 2004 and 86% of total revenue in the six months ended March 31, 2003. We expect that license revenue will continue to account for a substantial portion of our total revenue for the foreseeable future.

We calculate royalty revenue based on the selling price of integrated circuits or wafers containing our intellectual property components. License arrangements call for royalty reporting by each integrated circuit manufacturing customer on either a per-integrated circuit or per-wafer basis. Given that we provide our intellectual property components early in the customer’s integrated circuit design process, there is a delay of approximately one to four years between the time we deliver an intellectual property component and the time we receive royalty revenue, if at all, when the integrated circuits incorporating our intellectual property components are manufactured and sold. In recent periods, we have established uniform royalty rates, calculated on the basis of the wafer selling prices, applicable to all new licensees. Prior to that, royalty rates varied among integrated circuit manufacturers. In addition, our agreements with Taiwan Semiconductor Manufacturing Company, or TSMC, provide that royalty and credit rates decrease in accordance with a fixed schedule over the life of a given process geometry. Our success will depend, in part, on our ability to generate royalty revenue from a large number of designs and on many of these designs achieving substantial manufacturing volumes.

We have been dependent on a relatively small number of integrated circuit manufacturing customers for a substantial portion of our total revenue, although the integrated circuit manufacturers comprising this group have changed from time to time. For the three months ended March 31, 2004, TSMC accounted for 25% of total revenue, United Microelectronics Corporation, or UMC, accounted for 18% of total revenue, IBM accounted for 12% of total revenue and Chartered Semiconductor Manufacturing Ltd., or Chartered, accounted for 10% of total revenue. For the three months ended March 31, 2003, TSMC accounted for 17% of total revenue, IBM accounted for 15% of total revenue, Chartered accounted for 12% of total revenue and Sony Corporation accounted for 10% of total revenue. For the six months ended March 31, 2004, TSMC accounted for 28% of total revenue, UMC accounted for 16% of total revenue and Chartered accounted for 11% of total revenue. For the six months ended March 31, 2003, TSMC accounted for 19% of total revenue and IBM accounted for 18% of total revenue. We anticipate that our total revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of total revenue represented by each major customer may vary from period to period depending on the customers contributing to the addition of new contracts, the timing of work performed by us and the number of designs utilizing our products.

Historically, a large portion of our total revenue has been generated from outside of the United States. International revenue as a percentage of our total revenue was approximately 74% in the three months ended March 31, 2004 and 75% in the three months ended March 31, 2003. International revenue as a percentage of our total revenue was approximately 76% for the six months ended March 31, 2004 and 71% for the six months ended March 31, 2003. We anticipate that international revenue will remain a substantial portion of our total revenue for the foreseeable future. As all of our sales are currently denominated in US dollars, a strengthening of the US dollar could make our intellectual property components less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes. We have not engaged in any foreign currency hedging transactions.

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

IMPAIRMENT OF LONG-LIVED AND OTHER INTANGIBLE ASSETS AND GOODWILL

We assess long-lived and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If we determine that the carrying value of long-lived and other intangible assets may not be recoverable, we measure impairment by using the projected discounted cash flow method.

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

ACCOUNTING FOR INCOME TAXES

We record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. We consider historical taxable income, expectations and risks associated with our estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As of March 31, 2004, we recorded a full valuation allowance against our net deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all or part of the net deferred tax asset in the future, an adjustment to the net deferred tax asset would increase income in the period such determination is made.

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

In accordance with SFAS 142, we ceased amortizing goodwill in the first quarter of fiscal 2002.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of our total revenue:

	Three Months Ended March 31,		Six months Ended March 31,
	2004	2003	2004	2003
Revenue:
License	71.4%	86.5%	66.7%	86.1%
Net royalty	28.6	13.5	33.3	13.9

Total revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of revenue	23.5	22.2	22.7	24.9
Product development	22.1	29.5	23.8	25.6
Sales and marketing	18.4	20.0	18.5	21.0
General and administrative	8.8	11.4	8.6	10.7
In-process research and development	—	3.2	—	1.7
Amortization of purchased intangible assets	4.2	5.7	5.4	4.7

Total costs and expenses	77.0	92.0	79.0	88.6

Operating income	23.0	8.0	21.0	11.4
Interest and other income, net	1.7	1.1	1.6	1.3

Income before provision for income taxes	24.7	9.1	22.6	12.7
Provision for income taxes	2.3	1.6	2.1	1.5

Net income	22.4%	7.5%	20.5%	11.2%

Three and Six Months Ended March 31, 2004 and 2003

Total revenue

Total revenue increased by $5.3 million, or 32.5% to $21.4 million for the three months ended March 31, 2004, compared to $16.1 million for the three months ended March 31, 2003. The increase was primarily attributable to an increase in license revenue of approximately $1.3 million related to an increase in the sale of our intellectual property components and an increase in net royalty revenue of approximately $4.0 million. Total revenue increased by $11.3 million, or 37.6% to $41.4 million for the six months ended March 31, 2004, compared to $30.1 million for the six months ended March 31, 2003. The increase was primarily attributable to an increase in license revenue of approximately $1.7 million related to an increase in the sale of our intellectual property components and an increase in net royalty revenue of approximately $9.6 million.

Gross royalties are calculated based on the selling price of integrated circuits or wafers containing our intellectual property components. Gross royalty revenue increased by $3.5 million, or 114% to $6.5 million for the three months ended March 31, 2004, compared to $3.0 million for the three months ended March 31, 2003. From these amounts, $394,000 was credited to integrated circuit manufacturing customers’ accounts for the three months ended March 31, 2004, compared to $864,000 which was credited to integrated circuit manufacturing customers’ accounts for the three months ended March 31, 2003, for use as payment of license fees for future orders to be placed with us, if any. The remaining portion of gross royalty revenue of $6.1 million was reported as net royalty revenue for the three months ended March 31, 2004, compared to $2.2 million which was reported as net royalty revenue for the three months ended March 31, 2003. Gross royalty revenue increased by $9.8 million, or 171% to $15.5 million for the six months ended March 31, 2004, compared to $5.7 million for the six months ended March 31, 2003. From these amounts, $1.7 million was credited to integrated circuit manufacturing customers’ accounts for the six months ended March 31, 2004, compared to $1.5 million which was credited to integrated circuit manufacturing customers’ accounts for the six months ended March 31, 2003, for use as payment of license fees for future orders to be placed with us, if any. The remaining portion of gross royalty revenue of $13.8 million was reported as net royalty revenue for the six months ended March 31, 2004, compared to $4.2 million which was reported as net royalty revenue for the six months ended March 31, 2003.

Net royalties for the three months ended March 31, 2004 was comprised of royalties of approximately $5.5 million related to the manufacture and sale of royalty bearing integrated circuits or wafers, which were reported to us by our integrated circuit manufacturing customers during the three months ended March 31, 2004 and royalties of approximately $575,000 primarily attributable to a royalty audit adjustment related to the manufacture and sale of royalty bearing integrated circuits or wafers that had not been previously reported to us. Net royalties for the six months ended March 31, 2004 was comprised of royalties of approximately $10.6 million related to the manufacture and sale of royalty bearing integrated circuits or wafers, which were reported to us by our integrated circuit manufacturing customers during the six months ended March 31, 2004 and royalties of approximately $3.2 million primarily attributable to a royalty audit adjustment related to the manufacture and sale of royalty bearing integrated circuits or wafers that had not been previously reported to us.

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

Cost of revenue increased by $1.4 million, or 40.1% to $5.0 million for the three months ended March 31, 2004, compared to $3.6 million for the three months ended March 31, 2003. The increase in cost of revenue was primarily attributable to an increase in engineering hours allocated to revenue generating projects of $1.5 million, but was partially offset by a decrease in outside services of $24,000. Cost of revenue increased by $1.9 million, or 25.8% to $9.4 million for the six months ended March 31, 2004, compared to $7.5 million for the six months ended March 31, 2003. The increase in cost of revenue was primarily attributable to an increase in engineering hours allocated to revenue generating projects of $2.1 million, but was partially offset by a decrease in outside services of $149,000. We expect that cost of revenue will continue to increase in absolute dollars in future periods.

Operating expenses

Product development expenses. Product development expense decreased $33,000, or 0.7% to $4.7 million for the three months ended March 31, 2004, compared to $4.8 million for the three months ended March 31, 2003. The decrease in product development expense was primarily attributable to an increase in engineering hours allocated to revenue-generating projects of $986,000, decreased use of outside services of $474,000 and decreased travel expenses of $337,000, but was partially offset by an increase in headcount and personnel related costs of $1.1 million, increased facilities costs of $403,000, increased software maintenance expenses of $206,000 and increased supplies and materials costs of $52,000. Product development expense increased $2.2 million, or 28.4% to $9.9 million for the six months ended March 31, 2004, compared to $7.7 million for the six months ended March 31, 2003. The increase in product development expense was primarily attributable to an increase in headcount and personnel related costs of $3.0 million arising from our acquisition of NurLogic, development of our India operations and general growth, increased facilities costs of $905,000, increased software maintenance expenses of $562,000 and increased supplies and materials costs of $304,000, but was partially offset by an increase in engineering hours allocated to revenue-generating projects of $1.5 million, decreased use of outside services of $678,000 and decreased travel expenses of $481,000. We expect product development expenses will continue to increase in absolute dollars in future periods.

Sales and marketing expenses. Sales and marketing expenses include salaries, commissions, travel expenses, costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses increased by $694,000, or 21.5% to $3.9 million for the three months ended March 31, 2004, compared to $3.2 million for the three months ended March 31, 2003. The absolute dollar increase in sales and marketing expenses of $694,000 for the three months ended March 31, 2004, from the three months ended March 31, 2003 was primarily attributable to increased headcount and personnel expenses of $338,000, increased commission expense of $156,000, increased marketing expenses of $129,000 and increased facilities expenses of $106,000. Sales and marketing expenses increased by $1.3 million, or 21.1% to $7.7 million for the six months ended March 31, 2004, compared to $6.3 million for the six months ended March 31, 2003. The absolute dollar increase in sales and marketing expenses of $1.3 million for the six months ended March 31, 2004, from the six months ended March 31, 2003 was primarily attributable to increased headcount and personnel expenses of $1.0 million, increased facilities expenses of $266,000 and increased marketing expenses of approximately $234,000, but was partially offset by decreased commission expenses of $111,000 and decreased travel expenses of $97,000. We expect sales and marketing expenses will continue to increase in absolute dollars in future periods.

General and administrative expenses. The increase in general and administrative expenses of $48,000, or 2.6% to $1.9 million for the three months ended March 31, 2004, compared to $1.8 million for the three months ended March 31, 2003 was primarily attributable to an increased use of outside services of $153,000 and increased facilities expenses of $23,000, but was partially offset by decrease in headcount and personnel related costs of $173,000. The increase in general and administrative expenses of $316,000, or 9.8% to $3.5 million for the six months ended March 31, 2004, compared to $3.2 million for the six months ended March 31, 2003 was primarily attributable to an increase in use of outside services of $162,000 and an increase in headcount and personnel related costs of $77,000. We expect general and administrative expenses will continue to increase in absolute dollars in future periods.

In-process research and development. In-process research and development expense of $520,000 for the three and six months ended March 31, 2003 was attributable to our acquisition of NurLogic in February 2003.

Amortization of intangible assets. The decrease in the amortization of purchased intangible assets of $11,000, or 1.2% to $896,000 for the three months ended March 31, 2004, compared to $907,000 for the three months ended March 31, 2003 was attributable to a decrease of $445,000 in the amortization of the purchased intangible assets related to our acquisition of Synopsis’ physical library business in January 2001 which was fully amortized as of March 31, 2004, offset by an increase of $434,000 in the amortization of purchased intangible assets related to our acquisition of NurLogic in February 2003. The increase in amortization of purchased intangible assets of $838,000, or 59.9% to $2.2 million for the six months ended March 31, 2004, compared to $1.4 million for the six months ended March 31, 2003 was primarily attributable to an increase of $1.3 million in the amortization of purchased assets related to our acquisition of NurLogic in February 2003, offset by a decrease of $492,000 in the amortization of the purchased intangible assets related to our acquisition of Synopsis’ physical library business in January 2001 which was fully amortized as of March 31, 2004.

Interest and other income, net

Interest and other income, net increased $182,000, or 104% to $357,000 for the three months ended March 31, 2004, compared to $175,000 for the three months ended March 31, 2003. The increase of $182,000 is primarily attributable to interest income related to higher cash, cash equivalent and marketable securities balances arising from the funds generated from our secondary public offering in May 2003. Interest and other income, net increased $304,000, or 80.4% to $682,000 for the six months ended March 31, 2004, compared to $378,000 for the six months ended March 31, 2003. The increase of $304,000 is primarily attributable to interest income related to higher cash, cash equivalent and marketable securities balances arising from the funds generated from our secondary public offering in May 2003.

Provision for income taxes

The income tax provision of $496,000 and $263,000 for the three months ended March 31, 2004 and 2003, respectively, was comprised of the alternative minimum tax and foreign withholding tax. The income tax provision of $871,000 and $453,000 for the six months ended March 31, 2004 and 2003, respectively, was comprised of the alternative minimum tax and foreign withholding tax. During fiscal 2001, we recorded a tax provision resulting in a full valuation provided against the deferred tax assets that had been carried on our books. The valuation allowance was established due to uncertainty surrounding the realization of the benefit of such assets. The difference between the statutory and effective rates of income tax is due to the impact of state taxes and tax-free interest income and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the six months ended March 31, 2004 of $8.4 million was primarily attributable to net income of $8.5 million, non-cash charges primarily consisting of depreciation and amortization of $3.8 million, an increase in deferred revenue of $3.1 million, but was partially offset by an increase in accounts receivable of $4.3 million, an increase in prepaid expenses and other current assets of $1.3 million, an increase in other assets of $82,000, a decrease in accounts payable of $955,000, a decrease in accrued liabilities and deferred income taxes of $299,000, and a decrease in other liabilities of $246,000. Net cash provided by operating activities in the six months ended March 31, 2003 of $747,000 was primarily attributable to net income of $3.4 million, an increase deferred revenue of $4.7 million, an increase in non-cash related charges of $2.8 million, an increase in accounts payable of $433,000, but was partially offset by an increase in accounts receivable of $7.5 million, a decrease in accrued liabilities and deferred income taxes of $1.9 million and a decrease in other liabilities of $1.0 million. The changes in working capital were due to the timing of payments to suppliers in order to optimize discounts and payment periods. The increase in accounts receivable was attributable to the timing of receipts from customers and amounts earned under work in progress, but not billable at the respective balance sheet dates. Our revenue contracts generally require payment of a portion of the license fees upon signing of the contracts with the final payment due within 30 to 90 days after delivery, which generally takes three to nine months from the contract signing date. As such, fluctuations in revenue generally do not correlate directly with the fluctuations in accounts receivable. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including but not limited to fluctuations in our operating results, accounts receivable collections and the timing of tax and other payments.

Net cash used in investing activities in the six months ended March 31, 2004 of $27.9 million was primarily attributable to a net increase in marketable securities of $27.4 million and purchases of property and equipment of $485,000. Net cash used in investing activities of $1.2 million in the six months ended March 31, 2003 was attributable to purchases of property and equipment of $1.8 million but was partially offset by a net decrease in marketable securities of $579,000.

Net cash provided by financing activities was $7.1 million in the six months ended March 31, 2004 and $4.6 million in the six months ended March 31, 2003. Net cash provided by financing activities in both periods consisted of proceeds from the issuance of common stock to employees upon the exercise of stock options and our employee stock option plan.

We intend to continue to invest heavily in the development of new products and enhancements to our existing intellectual property components. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities and our international operations, the extent to which our existing and new intellectual property components gain market acceptance, the costs, timing and integration of future acquisitions, if any, competing technological and market developments, the costs involved in maintaining, defending and enforcing patent claims and other intellectual property rights, the level and timing of license and royalty revenue and other factors. We do not currently have any borrowing facilities other than an unused equipment lease line of $296,000 as of March 31, 2004, which expires in December 2004. We believe that our current cash, cash equivalents and investment balances and any cash generated from operations, will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, from time to time, we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or intellectual property components. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

We do not have any investments in special purpose entities, undisclosed borrowings or debt or off-balance sheet arrangements other than operating leases on our facilities. Additionally, we have not entered into any derivative contracts, nor do we have any synthetic leases. At March 31, 2004, we had no foreign currency contracts outstanding.

The following table represents our future commitments under minimum annual lease payments reflecting our commitments as of March 31, 2004 (in thousands):

Remainder of fiscal 2004	$1,665
Fiscal 2005	2,833
Fiscal 2006	2,802
Fiscal 2007	2,093
Fiscal 2008	1,994

Total minimum future lease payments	$11,387

Our principal administrative and technical offices occupy 54,489 square feet in Sunnyvale, California. We occupy this building pursuant to a lease that expires in 2008. In addition, we lease administrative, technical and field support offices in seven cities throughout the world. The administrative, technical and field offices range from small executive offices to a 35,290 square foot facility. Lease terms range from month-to-month on certain executive offices to three years on certain direct leases. Our principal administrative, technical and field support facilities are in Sunnyvale, California; San Diego, California; Cary, North Carolina; Bangalore, India; Tokyo, Japan; Paris, France and Singapore. We periodically evaluate the adequacy of existing facilities and additional facilities in new cities and we believe that suitable additional space will be available in the future on commercially reasonable terms as needed.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB 51, which subsequently has been revised by FIN 46-R. The primary objectives of FIN 46-R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46-R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46-R is effective for VIEs created after January 31, 2003 and is effective for all VIEs created before February 1, 2003 that are Special Purpose Entities (SPEs) in the first reporting period ending after December 15, 2003 and for all other VIEs created before February 1, 2003 in the first reporting period ending after March 15, 2004. We believe there are no entities qualifying as VIEs and the adoption of FIN 46-R to date has not had any effect on the our financial position, cash flows or results of operations.

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

RISKS RELATED TO OUR BUSINESS

Our quarterly operating results may fluctuate, which could cause our stock price to decline.

Our operating results have fluctuated in the past, and may fluctuate in the future, as a result of a number of factors including:

•	fluctuations in the demand for integrated circuits and end user products that incorporate integrated circuits;

•	our ability to develop, introduce and market new intellectual property components before our competitors;

•	the relatively large size and small number of orders we receive during a given period;

•	the timing of orders, reflecting in part the capital budgeting and purchasing cycles of our customers;

•	the length of our sales cycle;

•	the gain or loss by us of a large integrated circuit manufacturing customer or the gain or loss by our customer of a major order of integrated circuits containing our intellectual property components;

•	the size and timing of the manufacture and sale by our integrated circuit manufacturing customers of integrated circuits containing our intellectual property components;

•	the timing and results of our audit of royalty reports submitted to us by our customers;

•	the timing of our customers’ release of their technical information, which we may need in order to make progress on contracts;

•	the accuracy of our estimates for project completion costs, which require significant management judgment and discretion;

•	our progress on contracts that are recognized as revenue on a percentage-of-completion basis, which represent a substantial majority of our contracts and generally have completion periods of three to nine months; and

•	the timing and magnitude of costs incurred by us in developing and marketing new intellectual property components and market acceptance of such components.

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

We have been dependent on a relatively small number of integrated circuit manufacturing customers for a substantial portion of our revenue, although the integrated circuit manufacturers comprising this group have changed from time to time. For the three months ended March 31, 2004, TSMC accounted for 25% of total revenue, UMC accounted for 18% of total revenue, IBM accounted for 12% of total revenue and Chartered accounted for 10% of total revenue. For the three months ended March 31, 2003, TSMC accounted for 17% of total revenue, IBM accounted for 15% of total revenue, Chartered accounted for 12% of total revenue and Sony Corporation accounted for 10% of total. For the six months ended March 31, 2004, TSMC accounted for 28% of total revenue, UMC accounted for 16% of total revenue and Chartered accounted for 11% of total revenue. For the six months ended March 31, 2003, TSMC accounted for 19% of total revenue and IBM accounted for 18% of total revenue. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts, the timing of work performed by us and the number of designs utilizing our products.

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

We have incurred operating losses in the past periods and may be unable to maintain profitability.

Although we were profitable for the three and six months ended March 31, 2004, fiscal 2003 and fiscal 2002, we incurred net operating losses in the first six months of fiscal 2002, fiscal 2001 and fiscal 1999. If our revenue in future periods increases more slowly than we expect, or not at all, we may not maintain profitability. In addition, most of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. We expect to continue to incur significant expenses in connection with product development, operational and administrative activities and expansion of our sales and marketing efforts. As a result, we will need to increase revenue relative to increases in costs to maintain profitability. For example, if we increase our headcount in expectation of processing a substantial increase in orders and we do not receive those orders or are unable to recognize the related revenue in the short-term, we may incur losses. We may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to maintain profitability, our business and financial condition would suffer, we could lose the benefit of tax credits and deferred tax assets and our stock price could decline.

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

Royalties are calculated based on the selling prices of integrated circuits or wafers containing our intellectual property components. We believe that our long-term success is substantially dependent on future royalties. We face risks inherent in a royalty-based business model, such as the rate of incorporation of our intellectual property components into integrated circuit designs, the rate of adoption of our intellectual property components by integrated circuit manufacturers and the demand for products incorporating these integrated circuits. Our royalty revenue is highly dependent upon the level of integrated circuit production and sales by our integrated circuit manufacturing customers. Fluctuations in orders placed with our integrated circuit manufacturing customers from their customers could significantly affect our royalty revenue and operating results. Additionally, our ability to forecast and realize royalty revenue is limited by factors that are beyond our control. These factors include the timing of the manufacture of royalty-bearing integrated circuits or wafers, the price charged by integrated circuit manufacturers to their customers for royalty-bearing integrated circuits or wafers, and the quantity of royalty-bearing integrated circuits or wafers ordered and actually manufactured. We believe that a significant portion of our royalty revenue in the three and six months ended March 31, 2004 was derived from the manufacture and sale of integrated circuits for graphics applications. If the market for integrated circuits in graphics applications declines, our royalty revenue may be adversely affected. On a period-to-period basis, net royalty revenue may vary significantly. Net royalty revenue as a percentage of our total revenue was 29% in the three months ended March 31, 2004 and 14% the three months ended March 31, 2003. Net royalty revenue as a percentage of our total revenue was 33% in the six months ended March 31, 2004 and 14% the six months ended March 31, 2003.

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

TSMC accounted for 52% of our net royalty revenue in the three months ended March 31, 2004 and 85% in the three months ended March 31, 2003. TSMC accounted for 56% of our net royalty revenue in the six months ended March 31, 2004 and 76% in the six months ended March 31, 2003. Our agreements with TSMC provide that royalty rates decrease in accordance with a fixed schedule over the life of a given process. As a result, our net royalty revenue may decline if royalties from TSMC continue to represent a substantial portion of our net royalty revenue.

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

Historically, a large portion of our total revenue has been derived from integrated circuit manufacturers located outside of the United States. International revenue as a percentage of our total revenue was approximately 74% in the three months ended March 31, 2004 and 75% in the three months ended March 31, 2003. International revenue as a percentage of our total revenue was approximately 76% in the six months ended March 31, 2004 and 71% in the six months ended March 31, 2003. Revenue derived from customers in Taiwan as a percentage of our total revenue was approximately 43% in the three months ended March 31, 2004 and 18% in the three months ended March 31, 2003. Revenue derived from customers in Taiwan as a percentage of our total revenue was approximately 45% in the six months ended March 31, 2004 and 21% in the six months ended March 31, 2003. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. To date, all of our revenue from international customers has been denominated in US dollars. If our competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the US dollar, then we may experience fewer orders from international customers whose business is based primarily on the less expensive currency. In addition, future dislocations in international financial markets may materially affect our business.

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

Our ability to license our intellectual property components and manage our business successfully in a rapidly evolving market requires an effective planning and management process. Our historical growth, international expansion, acquisitions, including our acquisition of NurLogic in February 2003, have placed, and are expected to continue to place, a significant strain on our managerial, operational and financial resources. We have established an engineering service and support facility in Bangalore, India and plan to increase our presence in China and Taiwan. The number of our employees or their full-time equivalents has increased to 323 on March 31, 2004 from 311 on March 31, 2003. Our international expansion has resulted and is expected to continue to result in increased costs.

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

If we are not able to enhance and develop our analog and mixed signal business, our overall business may suffer.

We acquired NurLogic, a private provider of analog, mixed-signal and communication components, in February 2003. We have integrated the acquired workforce and operations and we are working towards the effective development of this business. We face various challenges and risks associated with our analog and mixed signal business, including, but not limited to:

•	the retention and motivation of employees with the relevant analog and mixed signal expertise;

•	the retention of existing customers for analog, mixed signal and communications components and the development of additional customers and markets for such products;

•	the realization of financial and strategic returns on our substantial investment in acquiring, developing and operating our analog and mixed signal business;

•	if the value of intangible assets acquired by us becomes impaired, we will be required to write down the value of such assets, which would negatively affect our financial results;

•	we may incur liabilities, including liabilities for intellectual property infringement or indemnification claims against NurLogic by its former customers;

•	the effective allocation of management attention and financial resources across our entire business; and

•	avoiding the disruption of our ongoing business.

We plan to license our analog and mixed signal components to both semiconductor manufacturers and end users. Most providers of analog and mixed signal components license their products directly to end users who agreed to pay license fees directly to such providers. We cannot be sure that semiconductor manufacturers will be willing to license and pay for analog and mixed signal intellectual property components for the benefit of end users in the same way as such manufactures have historically licensed digital intellectual property components from us. To date, we have had only moderate success in expanding the customer base for these products beyond NurLogic’s historical customer base. Sales to end users typically involve lower dollar values, more frequent transactions and shorter delivery times and tend to require more sales, support and legal resources to process, all of which may strain our existing resources. In addition, analog and mixed signal intellectual property components tend to require a greater degree of customization for a particular use than do many of our other products. We have invested and continue to invest substantial resources in the acquisition and development of our analog and mixed signal business. If we are not able to successfully develop this business, our revenue from this business may not grow at a rate sufficient to recover our investment, our overall business may be negatively affected, and our stock price could decline.

The addition of our analog and mixed signal business has made planning and predicting our future growth rates and operating results more difficult.

The acquisition, operation and development of our analog and mixed signal business may reduce our revenue growth rate and make prediction of our future revenue, costs and expenses and operating results more difficult. We have invested and expect to continue to invest substantial resources in adapting, utilizing and developing our analog and mixed signal business. Since the acquisition, our results of operations have reflected an expanded workforce and product development effort and changed customer base, which may not be comparable to our results of operations prior to the acquisition.

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

Our business is substantially dependent on the adoption of our technology by integrated circuit manufacturers and on an increasing demand for products requiring integrated circuits, such as portable computing devices, cellular phones, consumer multimedia products, automotive electronics, personal computers and workstations. Our business is subject to many risks beyond our control that influence the success of our customers including, among others, competition faced by each customer in its particular industry, market acceptance of the customers’ products that incorporate our technology, the engineering, sales and marketing capabilities of the customer and the financial and other resources of the customer. Demand for our intellectual property components may also be affected by consolidation in the integrated circuit and related industries, which may reduce the aggregate level of purchases of our intellectual property components and services by the combined companies.

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

Our ability to achieve sustained revenue growth and profitability in the future will depend on the continued development of the market for third party intellectual property components and, to a large extent, on the demand for system-on-a-chip integrated circuits. System-on-a-chip integrated circuits are characterized by rapid technological change and competition from an increasing number of alternate design strategies such as combining multiple integrated circuits to create a system-on-a-package and shifts to the use of field programmable gate arrays. We cannot be certain that the market for third party intellectual property components and system-on-a-chip integrated circuits will continue to develop or grow at a rate sufficient to support our business. If either of these markets fails to grow or develops slower than expected, our business may suffer. A significant number of our existing and potential customers currently rely on components developed internally and/or by other vendors. Our future growth, if any, is dependent on the adoption of, and increased reliance on, third party intellectual property components by both existing and potential customers.

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

For example, from January 1, 2003 to March 31, 2004, the trading price of our common stock on the Nasdaq National Market has ranged from a high of $26.76 to a low of $13.88. If our revenue and results of operations are below the expectations of public market securities analysts or investors, significant fluctuations in the market price of our common stock could occur. In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies and often are unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has occurred against that company. The litigation could result in substantial costs and would at a minimum divert management’s attention and resources, which could have a material adverse effect on our business, which could further reduce our stock price. Any adverse decision in the litigation could also subject us to significant liabilities.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Technology companies in general and Artisan in particular have a history of depending upon and using broad based employee stock option programs to hire, incentivize and retain employees in a competitive marketplace. Any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options would have a significant negative effect on our reported results. Several agencies and entities are considering, and the Financial Accounting Standards Board has announced, proposals to change generally accepted accounting principles in the United States that, if implemented, would require us to record charges to earnings for employee stock option grants. Such a change would result in lower reported earnings per share which may negatively impact our future stock price. In addition, such a change could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

The table below presents the carrying value and related weighted average interest rates for our cash, cash equivalents and marketable securities. The carrying values approximate fair values as of March 31, 2004 and September 31, 2003. As of March 31, 2004, marketable securities consisted of $18.2 million with a maturity date of less than one year and $24.6 million with a maturity date of greater than one year. As of September 30, 2003, marketable securities consisted of $9.9 million with a maturity date of less than one year and $5.5 million with a maturity date of greater than one year.

Cash, cash equivalents and marketable securities	Carrying value at Mar 31, 2004	Average rate of return at Mar 31, 2004	Carrying value at Sept. 30, 2003	Average rate of return at Sept. 30, 2003
	(in thousands)	(annualized)	(in thousands)	(annualized)
Cash and cash equivalents—variable rate	$35,768	0.7%	$71,093	0.8%
Money market funds—variable rate	19,691	0.9	4,978	0.8
Cash and cash equivalents—fixed rate	31,064	1.0	22,770	1.1

Total cash and cash equivalents	86,523		98,841
Marketable securities—fixed rate	42,810	1.9%	15,425	2.1%

Total cash cash equivalents and marketable securities	$129,333		$114,266

Currency risk

Historically, a large portion of our total revenue has been generated from outside of the United States. International revenue as a percentage of our total revenue was approximately 74% for the three months ended March 31, 2004 and 75% for the three months ended March 31, 2003. International revenue as a percentage of our total revenue was approximately 76% for the six months ended March 31, 2004 and 71% for the six months ended March 31, 2003. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. As all of our sales are currently denominated in US dollars, a strengthening of the US dollar could make our intellectual property components less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes. We have not historically engaged in any foreign currency hedging transactions.

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

We are not a party to any material legal proceedings.

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

We have been further notified by Broadcom that it is requesting indemnification from NurLogic because a complaint was filed against Broadcom by Agere Systems Inc. in August 2003 in the United States District Court for the Eastern District of Pennsylvania, alleging that some of Broadcom’s products infringe several patents owned by Agere. Agere is seeking both an injunction against Broadcom and monetary damages.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held March 11, 2004, the stockholders of the Company acted as follows on the matters presented:

1.	A proposal to elect seven (7) directors of the Company to serve for the ensuing year and until their successors are elected or until such director’s earlier resignation or removal.

Nominee	In Favor	Withheld
Mark R. Templeton	14,392,687	6,384,816
Scott T. Becker	14,000,012	6,777,491
Lucio Lanza	19,176,756	1,600,747
R. Stephen Heinrichs	19,132,021	1,645,482
Robert P. Latta	13,720,811	7,056,692
Morio Kurosaki	11,918,384	8,859,119
Leon Malmed	19,178,795	1,598,708

2.	A proposal to approve an amendment to the 2003 Stock Plan of the Company to increase the number of shares of common stock reserved for issuance thereunder by 450,000 shares was approved by a vote of 9,686,976 for, 8,929,824 against, and 436,520 withheld.

3.	A proposal to approve an amendment to the 1997 Director Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 150,000 shares did not receive the approval of the shareholders by a vote of 9,300,591 for, 9,287,831 against, and 464,898 withheld.

4.	A proposal for the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending September 30, 2004 was approved by a vote of 19,235,681 for, 1,310,032 against, and 231,790 withheld.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

We furnished a report on Form 8-K on January 26, 2004 in connection with our announcement of our earnings for the first quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2004

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