Form 10-Q
period 2004-06-30
ARTISAN COMPONENTS INC
filed 2004-08-16
CIK 1048982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 2004

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

As of July 30, 2004, there were 23,439,610 shares of the Registrant’s Common Stock outstanding.

ARTISAN COMPONENTS, INC.

FORM 10-Q

i

ITEM 1. FINANCIAL STATEMENTS

ARTISAN COMPONENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	June 30, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$96,325	$98,841
Marketable securities	20,882	9,921
Accounts receivable, net	21,695	18,398
Prepaid expenses and other current assets	4,490	2,197
Deferred tax asset	2,092	—

Total current assets	145,484	129,357
Long-term marketable securities	23,242	5,504
Property and equipment, net	5,832	7,418
Purchased intangible assets, net	5,261	8,394
Goodwill	32,557	36,016
Deferred tax asset	19,747	—
Other assets	482	414

Total assets	$232,605	$187,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,628	$1,486
Accrued liabilities	9,422	7,201
Deferred revenue	8,687	7,094

Total current liabilities	19,737	15,781
Deferred revenue	771	788
Income tax payable	3,941	—
Deferred tax liability	2,182	3,257
Other liabilities	856	1,146

Total liabilities	27,487	20,972

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized: 50,000; Issued and outstanding: 23,265 and 22,157 shares at June 30, 2004 and September 30, 2003, respectively	23	22
Additional paid in capital	191,439	167,043
Deferred stock-based compensation	(143)	(368)
Accumulated other comprehensive (loss) income	(241)	118
Retained earnings (accumulated deficit)	14,040	(684)

Total stockholders’ equity	205,118	166,131

Total liabilities and stockholders’ equity	$232,605	$187,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTISAN COMPONENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Revenue:
License	$14,162	$15,606	$41,804	$41,520
Net royalty	7,811	3,313	21,599	7,505

Total revenue	21,973	18,919	63,403	49,025

Costs and expenses:
Cost of revenue *	5,653	4,941	15,070	12,428
Product development *	4,019	5,695	13,898	13,386
Sales and marketing *	3,857	4,092	11,521	10,422
General and administrative *	1,894	1,586	5,443	4,819
In-process research and development	—	—	—	520
Amortization of purchased intangible assets	896	1,511	3,133	2,910

Total costs and expenses	16,319	17,825	49,065	44,485

Operating income	5,654	1,094	14,338	4,540
Interest and other income, net	445	614	1,127	992

Income before income taxes	6,099	1,708	15,465	5,532
(Benefit from) provision for income taxes	(130)	274	741	727

Net income	$6,229	$1,434	$14,724	$4,805

Net income per share:
Basic	$0.27	$0.07	$0.65	$0.26

Diluted	$0.25	$0.06	$0.59	$0.23

Shares used in computing net income per share:
Basic	23,113	20,359	22,722	18,447

Diluted	25,387	22,873	24,866	20,634

* Includes stock-based compensation expense of:	52	150	225	209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTISAN COMPONENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$14,724	$4,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,551	4,405
In-process research and development	—	520
Compensation expense related to options	225	209
Deferred income taxes	(15,514)	—
Tax benefit arising from disqualifying dispositions of stock options	13,959	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,297)	(4,385)
Prepaid expenses and other current assets	(2,293)	(134)
Other assets	(68)	634
Accounts payable	142	(173)
Accrued liabilities	2,221	(759)
Deferred revenue	1,576	1,540
Other liabilities	(290)	(1,047)

Net cash provided by operating activities	16,936	5,615

Cash flows from investing activities:
Purchases of property and equipment	(832)	(3,192)
Purchases of marketable securities	(51,104)	(26,195)
Proceeds from sale and maturities of marketable securities	22,046	34,463
Acquisition of NurLogic, net of cash acquired	—	(2,798)

Net cash (used in) provided by investing activities	(29,890)	2,278

Cash flows from financing activities:
Proceeds from issuance of common stock related to secondary offering	—	53,297
Proceeds from issuance of common stock related to exercise of employee stock options	10,438	7,919
Proceeds from repayment of stockholders’ note receivable	—	240

Net cash provided by financing activities	10,438	61,456

Net (decrease) increase in cash and cash equivalents	(2,516)	69,349
Cash and cash equivalents, beginning of period	98,841	29,159

Cash and cash equivalents, end of period	$96,325	$98,508

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of financial position as of June 30, 2004, and results of operations for the three and nine months ended June 30, 2004 and 2003, and cash flows for the nine months ended June 30, 2004 and 2003, as applicable, have been made. The September 30, 2003 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Operating results for the three and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004 or any other future period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended September 30, 2003 included in the Company’s Annual Report on Form 10-K as filed with the SEC.

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

A reconciliation of the numerator and denominator of basic and diluted EPS was as follows (in thousands, except per share amounts):

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Net income	$6,229	$1,434	$14,724	$4,805

Weighted average shares—Basic	23,113	20,359	22,722	18,447
Effect of dilutive potential common shares	2,274	2,514	2,144	2,187

Weighted average shares—Diluted	25,387	22,873	24,866	20,634

Net income per share:
Basic	$0.27	$0.07	$0.65	$0.26

Diluted	$0.25	$0.06	$0.59	$0.23

Employee stock options to purchase approximately 29,000 shares with a weighted average exercise price of $24.80 and approximately 210,000 shares with a weighted average exercise price of $22.52 for the three and nine months ended June 30, 2004, respectively, and approximately 26,000 shares with a weighted average exercise price of $22.04 and approximately 269,000 shares with a weighted average exercise price of $18.71 for the three and nine months ended June 30, 2003, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Stock-Based Compensation

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Condensed Consolidated Statements of Operations for these grants.

In connection with the acquisition of NurLogic Design, Inc. (“NurLogic”) on February 19, 2003, the Company recorded a total of $696,000 in deferred compensation, representing the difference between the deemed fair value of its common stock at the date of option grant and the exercise price of such options. The stock-based compensation expenses consisted as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Cost of revenue	$—	$11	$—	$15
Product development	39	98	163	135
Sales and marketing	12	31	54	43
General and administrative	1	10	8	16

Stock-based compensation expense	$52	$150	$225	$209

The following is a summary of the effect on net income and earnings per share if the Company had applied a fair value method prescribed by Statement of Financial Accounting Standards No. 123 to account for stock-based compensation for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Net income	$6,229	$1,434	$14,724	$4,805
Add: Employee stock-based compensation expense included in reported net income, net of related tax effects	31	90	135	125
Deduct: Employee stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,447)	(2,274)	(6,970)	(6,250)

Pro forma net income (loss)	$3,813	$(750)	$7,889	$(1,320)

Net income (loss) per share:
As reported
Basic	$0.27	$0.07	$0.65	$0.26

Diluted	$0.25	$0.06	$0.59	$0.23

Pro forma
Basic	$0.16	$(0.04)	$0.35	$(0.07)

Diluted	$0.15	$(0.04)	$0.32	$(0.07)

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

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Net income	$6,229	$1,434	$14,724	$4,805

Other comprehensive loss:
Unrealized loss on investments, net	(352)	—	(359)	—

Total other comprehensive loss	(352)	—	(359)	—

Comprehensive income	$5,877	$1,434	$14,365	$4,805

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

SFAS 142 requires goodwill to be tested on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Under this standard, goodwill is no longer amortized and, as such, the Company stopped amortizing its goodwill as of October 1, 2001. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their expected useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally nine months to three years.

The following tables present details of the Company’s total purchased intangible assets (in thousands):

June 30, 2004	Gross	Accumulated Amortization	Net
Developed technology	$14,578	$9,740	$4,838
Customer base	910	487	423
Non-compete agreements	376	376	—
Order backlog	340	340	—

Total	$16,204	$10,943	$5,261

September 30, 2003	Gross	Accumulated Amortization	Net
Developed technology	$14,578	$6,875	$7,703
Customer base	910	219	691
Non-compete agreements	376	376	—
Order backlog	340	340	—

Total	$16,204	$7,810	$8,394

The estimated future amortization of purchased intangible assets as of June 30, 2004 is as follows (in thousands):

Remainder of fiscal 2004	$897
Fiscal 2005	2,404
Fiscal 2006	1,451
Fiscal 2007	509

Total	$5,261

The results of operations of NurLogic are included in the Company’s Condensed Consolidated Statement of Operations from the date of the acquisition. If the Company had acquired NurLogic at the beginning of the periods presented, the Company’s unaudited pro forma revenue, net income and net income per share would have been as follows (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Revenue	$21,973	$18,919	$63,403	$52,345

Net income	$6,229	$1,434	$14,724	$95

Net income per share—basic	$0.27	$0.07	$0.65	$0.01

Net income per share—diluted	$0.25	$0.06	$0.59	$0.00

Shares used in computing net income per share—basic	23,113	20,359	22,722	18,447

Shares used in computing net income per share—diluted	25,387	22,873	24,866	20,634

Note 4. Marketable Securities

Marketable securities, classified as available-for-sale securities were comprised of the following (in thousands):

	June 30, 2004			September 30, 2003
	Fair Market Value	Amortized Cost	Unrealized Gain/(Loss) on Marketable Securities	Fair Market Value	Amortized Cost	Unrealized Gain/(Loss) on Marketable Securities
Short-term corporate and government bonds and notes	$20,882	$20,910	$(28)	$6,828	$6,781	$47
Commercial Paper	—	—	—	3,093	3,093	—

Short-term marketable securities	20,882	20,910	(28)	9,921	9,874	47
Long-term corporate and government bonds and notes	23,242	23,455	(213)	5,504	5,433	71

Marketable securities	$44,124	$44,365	$(241)	$15,425	$15,307	$118

All short-term investments have maturities of less than one year from the respective balance sheet dates.

Note 5. Accounts Receivable

Accounts receivable were comprised of the following (in thousands):

	June 30, 2004	September 30, 2003
Accounts receivable	$9,653	$7,888
Costs in excess of related billings on uncompleted contracts	12,257	10,811

Gross accounts receivable	21,910	18,699
Allowance for doubtful accounts	(215)	(301)

Accounts receivable, net	$21,695	$18,398

Included in accounts receivable at June 30, 2004 and September 30, 2003 were recoverable amounts under work in progress of $12.3 million and $10.8 million, respectively, that represent amounts earned under work in progress, but not billable at the respective balance sheet dates. These amounts become billable according to contract terms, typically based on delivery of specific products or completion of the project. The Company anticipates that substantially all of such unbilled amounts will be billed and collected over the next twelve months.

Note 6. Property and Equipment

Property and equipment were comprised of the following (in thousands):

	June 30, 2004	September 30, 2003
Computer equipment and software	$14,729	$14,750
Office furniture	3,176	3,014
Leasehold improvements	3,477	3,440

Property and equipment, at cost	21,382	21,204
Accumulated depreciation	(15,550)	(13,786)

Property and equipment, net	$5,832	$7,418

Depreciation and amortization expense was $818,000 and $2.4 million for the three and nine months ended June 30, 2004, respectively, and $698,000 and $1.5 million for the three and nine months ended June 30, 2003, respectively.

Note 7. Accrued Liabilities

Accrued liabilities were comprised of the following (in thousands):

	June 30, 2004	September 30, 2003
Accrued expenses	$2,647	$2,545
Income taxes payable	2,194	1,322
Accrued vacation	1,768	1,584
Accrued bonuses	1,496	1,183
Employee stock purchase plan payable	1,317	567

Accrued liabilities	$9,422	$7,201

Note 8. Commitments and Contingencies

Leases

The following table represents the future minimum annual lease payments of the Company as of June 30, 2004 (in thousands):

Remainder of fiscal 2004	$845
Fiscal 2005	2,882
Fiscal 2006	2,817
Fiscal 2007	2,093
Fiscal 2008	1,994

Total minimum annual lease payments	$10,631

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

The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Net rent expense was $910,000 and $2.5 million for the three and nine months ended June 30, 2004, respectively, and $665,000 and $1.9 million for the three and nine months ended June 30, 2003, respectively.

Product Warranties

FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The requirements of FIN 45 are applicable to the Company’s product warranty liability and certain guarantees. The Company’s guarantees subject to the recognition and disclosure requirements of FIN 45 as of June 30, 2004 and September 30, 2003 were not material. As of June 30, 2004 and September 30, 2003, the Company’s product warranty liability recorded in other accrued liabilities was not material.

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

We have been notified by Broadcom that it is requesting indemnification from NurLogic (the successor entity of NurLogic is now one of our wholly owned subsidiaries) because a complaint was filed against Broadcom by Agere Systems Inc. in August 2003 in the United States District Court for the Eastern District of Pennsylvania, alleging that some of Broadcom’s products infringe several patents owned by Agere. Agere is seeking both an injunction against Broadcom and monetary damages. Only one of the patents that Agere has asserted against Broadcom is arguably applicable to technology licensed by Nurlogic to Broadcom. We believe that the complaint brought by Agere is without merit. However, there can be no assurance that the court will find that the patent asserted by Agere is invalid or that the technology licensed by NurLogic does not infringe this patent.

Whether or not the asserted patents are valid and whether or not a court finds that Broadcom’s or NurLogic’s products infringe, the investigation and resolution of this indemnity claim and any related litigation could be expensive and could consume substantial amounts of management time and attention.

We were notified by Broadcom Corporation that it was requesting indemnification from NurLogic because a complaint was filed against Broadcom by STMicroelectronics, Inc. in November 2002 in the United States District Court for the Eastern District of Texas alleging that some of Broadcom’s products infringed several patents owned by STMicroelectronics. STMicroelectronics was seeking both an injunction against Broadcom and monetary damages. In April 2004, the litigation between STMicroelectronics and Broadcom was settled.

Note 9. Business Segment And Geographical Information

The Company has adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Although the Company offers various IP components and services to its customers, the Company does not manage its operations by these IP components and services, but instead views the Company as one operating segment when making business decisions. The Company does not manage its operations on a geographical basis. Revenue is attributed to countries based on the geographical location of the customer. The Company uses only one measurement of profitability for its business, which is operating income.

The distribution of revenue by geographic area for the periods presented was (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Revenue from Unaffiliated Customers:
Asia—Taiwan	$10,752	$3,700	$29,202	$10,044
Asia—Singapore	2,205	723	6,574	3,316
Asia—Japan	985	2,216	5,377	5,064
Asia—Malaysia	634	1,832	2,148	5,819
Asia—Other	247	2,563	2,048	4,486

Asia Total	14,823	11,034	45,349	28,729
United States and Canada	5,786	7,113	15,585	15,936
Europe	1,364	772	2,469	4,360

	$21,973	$18,919	$63,403	$49,025

The distribution of long-term assets by geographic region for the periods presented was (in thousands):

	June 30, 2004	September 30, 2003
Long-Term Assets, Net:
United States	$27,886	$11,721
Other	1,670	1,615

	$29,556	$13,336

The long-term assets noted above are net of goodwill, purchased intangible assets and deferred tax assets at June 30, 2004 and September 30, 2003.

The Company has been dependent on a relatively small number of customers for a large portion of its total revenue, although the customers comprising this group have changed from time to time. Revenue from individual customers equal to 10% or more of the Company’s total revenue was as follows:

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
A	31%	17%	29%	18%
B	18	—	17	—
C	15	25	11	21
D	10	—	10	—

Note 10. Deferred Tax Assets

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The Company had net deferred tax assets of $21.8 million and $0 as of June 30, 2004 and September 30, 2003, respectively. These deferred tax assets are comprised of the following (in thousands):

	June 30, 2004	September 30, 2003
Credit carryforwards	$11,895	$1,187
Loss carryforwards	4,474	—
Depreciation and amortization differences	3,379	4,054
Non deductible reserves and accruals	1,778	1,962
Deferred revenue	313	321

Total deferred tax assets	21,839	7,524
Valuation allowance	—	(7,524)

Net deferred tax assets	$21,839	$—

Based on the recent history of profits and forecasted taxable income, management concluded that it is more likely than not the Company’s net deferred tax assets will be realizable. Accordingly, the Company reversed the valuation allowance as of June 30, 2004. Approximately $14.3 million of the valuation allowance that was reversed was attributable to certain carryforwards, resulting from the exercise of employee stock options, and was accounted for as a credit to additional paid-in-capital. In addition, $3.5 million of the valuation allowance that was reversed was attributable to federal and state loss carryforwards, research credits and other book tax differences from the acquisition of Nurlogic and was accounted for as a credit to goodwill.

Note 11. Stockholders’ Equity Transactions

On June 17, 2004, an employee of the Company exercised stock options to purchase approximately 22,000 shares of the Company’s common stock at exercise prices between $5.06 and $16.75 per share. As consideration for the exercise of the stock options, the employee transferred approximately 10,000 shares of common stock of the Company to the Company at the then current market price of $24.16. The Company recorded $249,000 as treasury stock related to this transaction.

On January 11, 2003, two officers of the Company exercised stock options to purchase 150,000 shares of the Company’s common stock at an exercise price of $7.70 per share. As consideration for the exercise of the stock options and the related taxes, the officers transferred approximately 77,000 shares of common stock of the Company to the Company at the then current market price of $18.28. The Company recorded $1.4 million as treasury stock related to this transaction.

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

We derive a substantial majority of our total revenue from fees associated with the sale of licenses, including maintenance and support fees. Together, license, maintenance and support fees accounted for 64% of total revenue in the three months ended June 30, 2004 and 82% of total revenue in the three months ended June 30, 2003. License, maintenance and support fees accounted for 66% of total revenue in the nine months ended June 30, 2004 and 85% of total revenue in the nine months ended June 30, 2003. We expect that license revenue will continue to account for a substantial portion of our total revenue for the foreseeable future.

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

We have been dependent on a relatively small number of integrated circuit manufacturing customers for a substantial portion of our total revenue, although the integrated circuit manufacturers comprising this group have changed from time to time. For the three months ended June 30, 2004, TSMC accounted for 31% of total revenue, United Microelectronics Corporation, or UMC, accounted for 18% of total revenue, IBM accounted for 15% of total revenue and Chartered Semiconductor Manufacturing Ltd., or Chartered, accounted for 10% of total revenue. For the three months ended June 30, 2003, IBM accounted for 25% of total revenue and TSMC accounted for 17% of total revenue. For the nine months ended June 30, 2004, TSMC accounted for 29% of total revenue, UMC accounted for 17% of total revenue, IBM accounted for 11% of total revenue and Chartered accounted for 10% of total revenue. For the nine months ended June 30, 2003, IBM accounted for 21% of total revenue and TSMC accounted for 18% of total revenue. We anticipate that our total revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of total revenue represented by each major customer may vary from period to period depending on the customers contributing to the addition of new contracts, the timing of work performed by us and the number of designs utilizing our products.

Historically, a large portion of our total revenue has been generated from outside of the United States. International revenue as a percentage of our total revenue was approximately 74% in the three months ended June 30, 2004 and 62% in the three months ended June 30, 2003. International revenue as a percentage of our total revenue was approximately 75% for the nine months ended June 30, 2004 and 67% for the nine months ended June 30, 2003. We anticipate that international revenue will remain a substantial portion of our total revenue for the foreseeable future. As all of our sales are currently denominated in US dollars, a strengthening of the US dollar could make our intellectual property components less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes. We have not engaged in any foreign currency hedging transactions.

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

ACCOUNTING FOR INCOME TAXES

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure and assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from past and future taxable income.

We make significant judgments in determining our provision for income taxes, our deferred tax assets and any valuation allowance which may be recorded against our deferred tax asset. As of June 30, 2004, our gross deferred tax assets, consisting primarily of tax credit carryforwards, net operating loss carryforwards and nondeductible reserves and accruals, were valued at $21.8 million.

We have concluded that it is more likely than not that all of our deferred tax assets at June 30, 2004, will be realizable, based on available objective evidence and our recent history of net income before taxes. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We record liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of our total revenue:

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Revenue:
License	64.5%	82.5%	65.9%	84.7%
Net royalty	35.5	17.5	34.1	15.3

Total revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of revenue	25.7	26.1	23.8	25.3
Product development	18.3	30.1	21.9	27.3
Sales and marketing	17.6	21.6	18.2	21.3
General and administrative	8.6	8.4	8.6	9.8
In-process research and development	—	—	—	1.1
Amortization of purchased intangible assets	4.1	8.0	4.9	5.9

Total costs and expenses	74.3	94.2	77.4	90.7

Operating income	25.7	5.8	22.6	9.3
Interest and other income, net	2.0	3.2	1.8	2.0

Income before income taxes	27.7	9.0	24.4	11.3
(Benefit from) provision for income taxes	(0.6)	1.4	1.2	1.5

Net income	28.3%	7.6%	23.2%	9.8%

Three and Nine Months Ended June 30, 2004 and 2003

Total revenue

Total revenue increased by $3.1 million, or 16.1% to $22.0 million for the three months ended June 30, 2004, compared to $18.9 million for the three months ended June 30, 2003. The increase was primarily attributable to an increase in net royalty revenue of approximately $4.5 million, but was partially offset by a decrease in license revenue of approximately $1.4 million related to a decrease in the sale of our intellectual property components. Total revenue increased by $14.4 million, or 29.3% to $63.4 million for the nine months ended June 30, 2004, compared to $49.0 million for the nine months ended June 30, 2003. The increase was primarily attributable to an increase in net royalty revenue of approximately $14.1 million and an increase in license revenue of approximately $284,000 related to an increase in the sale of our intellectual property components.

Gross royalties are related to the manufacture and sale of royalty bearing integrated circuits or wafers, which are reported to us by our integrated circuit manufacturing customers. Gross royalties are calculated based on the selling price of integrated circuits or wafers containing our intellectual property components. From these amounts, a percentage of the gross royalty payment is credited to our integrated circuit manufacturing customers’ accounts based on specific contract terms for use as payment of license fees for future orders to be placed with us, if any, which we record as deferred revenue on our consolidated balance sheets. The remaining portion of gross royalty revenue is reported as net royalty revenue on our consolidated statements of operations.

Gross royalty revenue increased by $4.7 million, or 104.8% to $9.2 million for the three months ended June 30, 2004, compared to $4.5 million for the three months ended June 30, 2003. From these amounts, $1.4 million was credited to integrated circuit manufacturing customers’ accounts for the three months ended June 30, 2004, compared to $1.2 million which was credited to integrated circuit manufacturing customers’ accounts for the three months ended June 30, 2003. The remaining portion of gross royalty revenue of $7.8 million was reported as net royalty revenue for the three months ended June 30, 2004, compared to $3.3 million which was reported as net royalty revenue for the three months ended June 30, 2003.

Gross royalty revenue increased by $14.5 million, or 141.7% to $24.7 million for the nine months ended June 30, 2004, compared to $10.2 million for the nine months ended June 30, 2003. From these amounts, $3.1 million was credited to integrated circuit manufacturing customers’ accounts for the nine months ended June 30, 2004, compared to $2.7 million which was credited to integrated circuit manufacturing customers’ accounts for the nine months ended June 30, 2003. The remaining portion of gross royalty revenue of $21.6 million was reported as net royalty revenue for the nine months ended June 30, 2004, compared to $7.5 million which was reported as net royalty revenue for the nine months ended June 30, 2003.

Costs and expenses

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

Cost of revenue. Cost of revenue increased by $712,000, or 14.4% to $5.7 million for the three months ended June 30, 2004, compared to $4.9 million for the three months ended June 30, 2003. The increase in cost of revenue was primarily attributable to an increase in engineering hours allocated to revenue generating projects of $1.4 million, but was partially offset by a decrease in outside services of $491,000. Cost of revenue increased by $2.6 million, or 21.3% to $15.1 million for the nine months ended June 30, 2004, compared to $12.4 million for the nine months ended June 30, 2003. The increase in cost of revenue was primarily attributable to an increase in engineering hours allocated to revenue generating projects of $3.5 million, but was partially offset by a decrease in outside services of $640,000. We expect that cost of revenue will continue to increase in absolute dollars in future periods.

Product development expenses. Product development expense decreased $1.7 million, or 29.4% to $4.0 million for the three months ended June 30, 2004, compared to $5.7 million for the three months ended June 30, 2003. The decrease in product development expense was primarily attributable to an increase in engineering hours allocated to revenue-generating projects of $1.5 million, decreased use of outside services of $399,000 and decreased travel expenses of $280,000, but was partially offset by an increased facilities costs of $302,000, an increase in headcount and personnel related costs of $103,000 and increased software maintenance expenses of $102,000. Product development expense increased $512,000, or 3.8% to $13.9 million for the nine months ended June 30, 2004, compared to $13.4 million for the nine months ended June 30, 2003. The increase in product development expense was primarily attributable to an increase in headcount and personnel related costs of $3.1 million arising from our acquisition of NurLogic, development of our India operations and general growth, increased facilities costs of $1.2 million, increased software maintenance expenses of $665,000 and increased supplies and materials costs of $273,000, but was partially offset by an increase in engineering hours allocated to revenue-generating projects of $3.0 million, decreased use of outside services of $1.1 million and decreased travel expenses of $761,000. We expect product development expenses will continue to increase in absolute dollars in future periods.

Sales and marketing expenses. Sales and marketing expenses include salaries, commissions, travel expenses, costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses decreased by $235,000, or 5.7% to $3.9 million for the three months ended June 30, 2004, compared to $4.1 million for the three months ended June 30, 2003. The absolute dollar decrease in sales and marketing expenses of $235,000 for the three months ended June 30, 2004, from the three months ended June 30, 2003 was primarily attributable to decreased headcount and personnel expenses of $263,000, decreased commission expense of $127,000 and decreased use of outside services of $91,000 but was partially offset by increased marketing expenses of $159,000, increased facilities expenses of $55,000 and increased travel expenses of $33,000. Sales and marketing expenses increased by $1.1 million, or 10.5% to $11.5 million for the nine months ended June 30, 2004, compared to $10.4 million for the nine months ended June 30, 2003. The absolute dollar increase in sales and marketing expenses of $1.1 million for the nine months ended June 30, 2004, from the nine months ended June 30, 2003 was primarily attributable to increased headcount and personnel expenses of $784,000, increased marketing expenses of $393,000 and increased facilities expenses of $321,000, but was partially offset by decreased commission expenses of $238,000 and decreased use of outside services of $84,000. We expect sales and marketing expenses will continue to increase in absolute dollars in future periods.

General and administrative expenses. The increase in general and administrative expenses of $308,000, or 19.4% to $1.9 million for the three months ended June 30, 2004, compared to $1.6 million for the three months ended June 30, 2003 was primarily attributable to an increase in headcount and personnel related costs of $176,000, an increased use of outside services of $132,000 and increased facilities expenses of $35,000. The increase in general and administrative expenses of $624,000, or 12.9% to $5.4 million for the nine months ended June 30, 2004, compared to $4.8 million for the nine months ended June 30, 2003 was primarily attributable to an increase in use of outside services of $294,000, an increase in headcount and personnel related costs of $253,000 and increased facilities expenses of $83,000. We expect general and administrative expenses will continue to increase in absolute dollars in future periods.

In-process research and development. In-process research and development expense of $520,000 for the nine months ended June 30, 2003 was attributable to our acquisition of NurLogic in February 2003.

Amortization of purchased intangible assets. The decrease in the amortization of purchased intangible assets of $615,000, or 40.7% to $896,000 for the three months ended June 30, 2004, compared to $1.5 million for the three months ended June 30, 2003 was attributable to a decrease of $445,000 in the amortization of the purchased intangible assets related to our acquisition of Synopsys’ physical library business in January 2001 which was fully amortized as of June 30, 2004 and a decrease of $170,000 in the amortization of purchased intangible assets related to our acquisition of NurLogic in February 2003. The increase in amortization of purchased intangible assets of $223,000, or 7.7% to $3.1 million for the nine months ended June 30, 2004, compared to $2.9 million for the nine months ended June 30, 2003 was primarily attributable to an increase of $1.2 million in the amortization of purchased assets related to our acquisition of NurLogic in February 2003, offset by a decrease of $936,000 in the amortization of the purchased intangible assets related to our acquisition of Synopsys’ physical library business in January 2001 which was fully amortized as of June 30, 2004.

Interest and other income, net

Interest and other income, net decreased $169,000, or 27.5% to $445,000 for the three months ended June 30, 2004, compared to $614,000 for the three months ended June 30, 2003. The decrease of $169,000 in interest and other income is primarily attributable to lower interest rate on cash, cash equivalent and marketable securities balances. Interest and other income, net increased $135,000, or 13.6% to $1.1 million for the nine months ended June 30, 2004, compared to $992,000 for the nine months ended June 30, 2003. The increase of $135,000 is primarily attributable to interest income related to higher cash, cash equivalent and marketable securities.

(Benefit from) provision for income taxes

The benefit from income taxes was $130,000 for the three months ended June 30, 2004 and the provision for income taxes was $274,000 for the three months ended June 30, 2003. The provision for income taxes was $741,000 for the nine months ended June 30, 2004 compared to $727,000 for the nine months ended June 30, 2003. The differences between the three and nine months ended June 30, 2004 and the three and nine months ended June 30, 2003 were primarily attributable to the reversal of our valuation allowance recorded against our net deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the nine months ended June 30, 2004 of $16.9 million was primarily attributable to net income of $14.7 million, non-cash charges primarily consisting of depreciation and amortization of $5.6 million and tax benefit arising from disqualifying dispositions of stock options of $14.0 million, an increase in accrued liabilities of $2.2 million and an increase in deferred revenue of $1.6 million, but was partially offset by an increase in deferred tax assets of $15.5 million, an increase in accounts receivable of $3.3 million and an increase in prepaid expenses and other current assets of $2.3 million. Net cash provided by operating activities in the nine months ended June 30, 2003 of $5.6 million was primarily attributable to net income of $4.8 million, non-cash related charges of $5.1 million, an increase in deferred revenue of $1.5 million and a decrease in other assets of $634,000, but was partially offset by an increase in accounts receivable of $4.4 million, a decrease in other liabilities of $1.0 million and a decrease in accrued liabilities of $759,000. The changes in working capital were due to the timing of payments to suppliers in order to optimize discounts and payment periods. The increase in accounts receivable was attributable to the timing of receipts from customers and amounts earned under work in progress, but not billable at the respective balance sheet dates. Our revenue contracts generally require payment of a portion of the license fees upon signing of the contracts with the final payment due within 30 to 90 days after delivery, which generally takes three to nine months from the contract signing date. As such, fluctuations in revenue generally do not correlate directly with the fluctuations in accounts receivable. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including but not limited to fluctuations in our operating results, accounts receivable collections and the timing of tax and other payments.

Net cash used in investing activities in the nine months ended June 30, 2004 of $29.9 million was primarily attributable to a net increase in marketable securities of $29.1 million and purchases of property and equipment of $832,000. Net cash provided by investing activities of $2.3 million in the nine months ended June 30, 2003 was primarily attributable to a net decrease in marketable securities of $8.3 million, but was partially offset by purchases of property and equipment of $3.2 million and $2.8 million related to the acquisition of Nurlogic, net of cash acquired.

Net cash provided by financing activities in the nine months ended June 30, 2004 of $10.4 million consisted of proceeds from the issuance of common stock to employees upon the exercise of stock options and our employee stock purchase plan. Net cash provided by financing activities in the nine months ended June 30, 2003 of $61.5 million was primarily attributable to net proceeds of approximately $53.3 million from our May 2003 sale of 3.1 million shares of newly issued common stock, proceeds of $7.9 million from the issuance of common stock to employees upon the exercise of stock options and purchases under our employee stock purchase plan and proceeds of $240,000 from the repayment of a stockholders’ note receivable.

We intend to continue to invest heavily in the development of new products and enhancements to our existing intellectual property components. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities and our international operations, the extent to which our existing and new intellectual property components gain market acceptance, the costs, timing and integration of future acquisitions, if any, competing technological and market developments, the costs involved in maintaining, defending and enforcing patent claims and other intellectual property rights, the level and timing of license and royalty revenue and other factors. We do not currently have any borrowing facilities other than an unused equipment lease line of $296,000 as of June 30, 2004, which expires in December 2004. We believe that our current cash, cash equivalents and investment balances and any cash generated from operations, will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, from time to time, we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or intellectual property components. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

We do not have any investments in special purpose entities, undisclosed borrowings or debt or off-balance sheet arrangements other than operating leases on our facilities. Additionally, we have not entered into any derivative contracts, nor do we have any synthetic leases. At June 30, 2004, we had no foreign currency contracts outstanding.

The following table represents our future minimum annual lease payments as of June 30, 2004 (in thousands):

Remainder of fiscal 2004	$845
Fiscal 2005	2,882
Fiscal 2006	2,817
Fiscal 2007	2,093
Fiscal 2008	1,994

Total minimum annual lease payments	$10,631

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

RISKS RELATED TO OUR BUSINESS

Our quarterly operating results may fluctuate, which could cause our stock price to decline.

Our operating results have fluctuated in the past, and may fluctuate in the future, as a result of a number of factors including:

•	fluctuations in the demand for integrated circuits and end user products that incorporate integrated circuits;

•	our ability to develop, introduce and market new intellectual property components before our competitors;

•	the relatively large size and small number of orders we receive during a given period;

•	the timing of orders, reflecting in part the capital budgeting and purchasing cycles of our customers and their customers;

•	the length of our sales cycle;

•	the gain or loss by us of a large integrated circuit manufacturing customer or the gain or loss by our customer of a major order of integrated circuits containing our intellectual property components;

•	the size and timing of the manufacture and sale by our integrated circuit manufacturing customers of integrated circuits containing our intellectual property components;

•	the timing and results of our audit of royalty reports submitted to us by our customers;

•	the timing of our customers’ release of their technical information, which we may need in order to make progress on contracts;

•	the accuracy of our estimates for project completion costs, which require significant management judgment and discretion;

•	our progress on contracts that are recognized as revenue on a percentage-of-completion basis, which represent a substantial majority of our contracts and generally have completion periods of three to nine months; and

•	the timing and magnitude of costs incurred by us in developing and marketing new intellectual property components and market acceptance of such components.

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

The license of our intellectual property components typically involves a significant commitment of capital by the integrated circuit manufacturer and a purchase will often be timed to coincide with an integrated circuit manufacturer’s migration to a new manufacturing process or process variation. Potential customers generally commit significant resources to an evaluation of available intellectual property components and require that we expend substantial time, effort and resources to educate them about the value of our intellectual property components. Despite these efforts, potential customers may select an alternate product or delay or forego a license of our intellectual property components. As a result, the sales cycle for our intellectual property components is long, typically ranging from three to nine months, and may in some cases be more than 12 months. Our ability to forecast the timing and scope of specific sales is limited. If we were to experience a delay in our orders, it could harm our ability to meet our forecasts or investors expectations for a given quarter and ultimately result in a decrease in our stock price. For example, in recent months our customers have been slower than in the past at giving us the specifications we need to produce our libraries for their new processes. We believe the reason for the delay is diversion of resources to meet production requirements due to heavy volumes. Because we recognize license revenue on a percentage of completion basis, we recognized less license revenue than we expected.

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

We have been dependent on a relatively small number of integrated circuit manufacturing customers for a substantial portion of our revenue, although the integrated circuit manufacturers comprising this group have changed from time to time. For the three months ended June 30, 2004, TSMC accounted for 31% of total revenue, UMC accounted for 18% of total revenue, IBM accounted for 15% of total revenue and Chartered accounted for 10% of total revenue. For the three months ended June 30, 2003, IBM accounted for 25% of total revenue and TSMC accounted for 17% of total revenue. For the nine months ended June 30, 2004, TSMC accounted for 29% of total revenue, UMC accounted for 17% of total revenue, IBM accounted for 11% of total revenue and Chartered accounted for 10% of total revenue. For the nine months ended June 30, 2003, IBM accounted for 21% of total revenue and TSMC accounted for 18% of total revenue. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts, the timing of work performed by us and the number of designs utilizing our products.

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

Although we were profitable for the three and nine months ended June 30, 2004 and fiscal 2003, we incurred net operating losses in the first nine months of fiscal 2002, fiscal 2001 and fiscal 1999. If our revenue in future periods increases more slowly than we expect, or not at all, we may not maintain profitability. In addition, most of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. We expect to continue to incur significant expenses in connection with product development, operational and administrative activities and expansion of our sales and marketing efforts. As a result, we will need to increase revenue relative to increases in costs to maintain profitability. For example, if we increase our headcount in expectation of processing a substantial increase in orders and we do not receive those orders or are unable to recognize the related revenue in the short-term, we may incur losses. We may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to maintain profitability, our business and financial condition would suffer, we could lose the benefit of tax credits and deferred tax assets and our stock price could decline.

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

Royalties are calculated based on the selling prices of integrated circuits or wafers containing our intellectual property components. We believe that our long-term success is substantially dependent on future royalties. We face risks inherent in a royalty-based business model, such as the rate of incorporation of our intellectual property components into integrated circuit designs, the rate of adoption of our intellectual property components by integrated circuit manufacturers and the demand for products incorporating these integrated circuits. Our royalty revenue is highly dependent upon the level of integrated circuit production and sales by our integrated circuit manufacturing customers. Fluctuations in orders placed with our integrated circuit manufacturing customers from their customers could significantly affect our royalty revenue and operating results. Additionally, our ability to forecast and realize royalty revenue is limited by factors that are beyond our control. These factors include the timing of the manufacture of royalty-bearing integrated circuits or wafers, the price charged by integrated circuit manufacturers to their customers for royalty-bearing integrated circuits or wafers, and the quantity of royalty-bearing integrated circuits or wafers ordered and actually manufactured. We believe that a significant portion of our royalty revenue in the three and nine months ended June 30, 2004 was derived from the manufacture and sale of integrated circuits for graphics applications. If the market for integrated circuits in graphics applications declines, our royalty revenue may be adversely affected. On a period-to-period basis, net royalty revenue may vary significantly. Net royalty revenue as a percentage of our total revenue was 36% in the three months ended June 30, 2004 and 18% the three months ended June 30, 2003. Net royalty revenue as a percentage of our total revenue was 34% in the nine months ended June 30, 2004 and 15% the nine months ended June 30, 2003.

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

TSMC accounted for 66% of our net royalty revenue in the three months ended June 30, 2004 and 79% in the three months ended June 30, 2003. TSMC accounted for 60% of our net royalty revenue in the nine months ended June 30, 2004 and 77% in the nine months ended June 30, 2003. Our agreements with TSMC provide that royalty rates decrease in accordance with a fixed schedule over the life of a given process. As a result, our net royalty revenue may decline if royalties from TSMC continue to represent a substantial portion of our net royalty revenue.

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

Historically, a large portion of our total revenue has been derived from integrated circuit manufacturers located outside of the United States. International revenue as a percentage of our total revenue was approximately 74% in the three months ended June 30, 2004 and 62% in the three months ended June 30, 2003. International revenue as a percentage of our total revenue was approximately 75% in the nine months ended June 30, 2004 and 67% in the nine months ended June 30, 2003. Revenue derived from customers in Taiwan as a percentage of our total revenue was approximately 49% in the three months ended June 30, 2004 and 20% in the three months ended June 30, 2003. Revenue derived from customers in Taiwan as a percentage of our total revenue was approximately 46% in the nine months ended June 30, 2004 and 20% in the nine months ended June 30, 2003. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. To date, all of our revenue from international customers has been denominated in US dollars. If our competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the US dollar, then we may experience fewer orders from international customers whose business is based primarily on the less expensive currency. In addition, future dislocations in international financial markets may materially affect our business.

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

We acquired NurLogic, a private provider of analog, mixed-signal and communication components, in February 2003. We have integrated the acquired workforce and operations and we are working towards the effective development of this business. We face various challenges and risks associated with our analog and mixed signal business, including, but not limited to:

•	the retention and motivation of employees with the relevant analog and mixed signal expertise;

•	the retention of existing customers and acquisition of new customers for analog, mixed signal and communications components and the development of additional customers and markets for such products;

•	the realization of financial and strategic returns on our substantial investment in acquiring, developing and operating our analog and mixed signal business;

•	if the value of intangible assets acquired by us becomes impaired, we will be required to write down the value of such assets, which would negatively affect our financial results;

•	we may incur liabilities, including liabilities for intellectual property infringement or indemnification claims against NurLogic by its former customers;

•	the effective allocation of management attention and financial resources across our entire business; and

•	avoiding the disruption of our ongoing business.

We license our analog and mixed signal components to both semiconductor manufacturers and end users. Most providers of analog and mixed signal components license their products directly to end users who agreed to pay license fees directly to such providers. We cannot be sure that semiconductor manufacturers will be willing to license and pay for analog and mixed signal intellectual property components for the benefit of end users in the same way as such manufactures have historically licensed digital intellectual property components from us. To date, we have had only moderate success in expanding the customer base for these products beyond NurLogic’s historical customer base. Sales to end users typically involve lower dollar values, more frequent transactions and shorter delivery times and tend to require more sales, support and legal resources to process, all of which may strain our existing resources. In addition, analog and mixed signal intellectual property components tend to require a greater degree of customization for a particular use than do many of our other products. We have invested and continue to invest substantial resources in the acquisition and development of our analog and mixed signal business. If we are not able to successfully develop this business, our revenue from this business may not grow at a rate sufficient to recover our investment, our overall business may be negatively affected, and our stock price could decline.

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

We may make future acquisitions or enter into strategic transactions or other arrangements that could cause our business to suffer.

We may continue to make investments in complementary companies, products or technologies or enter into strategic transactions or other arrangements. If we buy a company or a division of a company, we may experience difficulty integrating that company or division’s personnel and operations, which could negatively affect our operating results. In addition:

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

In connection with future acquisitions or strategic transactions or other arrangements, we may incur substantial expenses regardless of whether the transaction occurs. We may also incur noncash charges in connection with an acquisition, strategic transaction or other arrangements. In addition, we may be required to assume the liabilities of the companies we acquire. By assuming the liabilities, we may incur liabilities, including those related to intellectual property infringement or indemnification of customers of acquired businesses for similar claims that could materially and adversely affect our business. We may have to incur debt or issue equity securities to pay for any future acquisition, the issuance of which would involve restrictive covenants or be dilutive to our existing stockholders.

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

Our strategy of targeting integrated circuit manufacturers and integrated circuit designers that participate in, or may enter, the system-on-a-chip market requires us to compete in intensely competitive markets. We face significant competition from third party intellectual property component providers, such as Barcelona Design, DOLPHIN Integration, SA, Faraday Technology Limited, Monolithic System Technology, Inc., Rambus, Inc., TriCN, Inc., VeriSilicon Microelectronics (Shanghai) Co. Ltd., Virage Logic and Virtual Silicon Technology, Inc. and from the internal design groups of integrated circuit manufacturers, such as TSMC and IBM. In addition, we face competition from small consulting firms and design companies that operate in the intellectual property component segment of the market and offer a limited selection of specialized intellectual property components.

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

We have been notified by one of NurLogic’s customers that it is requesting indemnification from NurLogic (now one of our wholly owned subsidiaries) because of a complaint filed against that customer alleging that some of that customer’s products infringe a third party’s patents. While we believe that the complaint is without merit with respect to technology licensed by NurLogic, there can be no assurance that the courts would not find that the technology licensed by NurLogic does infringe the third party’s patent. Whether or not the customer’s or NurLogic’s products infringe, the investigation and resolution of these indemnity claims and any related litigation can be expensive and can consume substantial amounts of management time and attention.

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

For example, from January 1, 2003 to June 30, 2004, the trading price of our common stock on the Nasdaq National Market has ranged from a high of $27.10 to a low of $13.88. If our revenue and results of operations are below the expectations of public market securities analysts or investors, significant fluctuations in the market price of our common stock could occur. In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies and often are unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has occurred against that company. The litigation could result in substantial costs and would at a minimum divert management’s attention and resources, which could have a material adverse effect on our business, which could further reduce our stock price. Any adverse decision in the litigation could also subject us to significant liabilities.

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

The table below presents the carrying value and related weighted average interest rates for our cash, cash equivalents and marketable securities. The carrying values approximate fair values as of June 30, 2004 and September 30, 2003. As of June 30, 2004, marketable securities consisted of $20.9 million with a maturity date of less than one year and $23.2 million with a maturity date of greater than one year. As of September 30, 2003, marketable securities consisted of $9.9 million with a maturity date of less than one year and $5.5 million with a maturity date of greater than one year.

Cash, cash equivalents and marketable securities	Carrying value at June 30, 2004	Average rate of return at June 30, 2004	Carrying value at Sept. 30, 2003	Average rate of return at Sept. 30, 2003
	(in thousands)	(annualized)	(in thousands)	(annualized)
Cash and cash equivalents—variable rate	$47,032	0.7%	$71,093	0.8%
Money market funds—variable rate	19,740	0.8	4,978	0.8
Cash and cash equivalents—fixed rate	29,553	1.0	22,770	1.1

Total cash and cash equivalents	96,325		98,841
Marketable securities—fixed rate	44,124	1.9%	15,425	2.1%

Total cash cash equivalents and marketable securities	$140,449		$114,266

Currency risk

Historically, a large portion of our total revenue has been generated from outside of the United States. International revenue as a percentage of our total revenue was approximately 74% for the three months ended June 30, 2004 and 62% for the three months ended June 30, 2003. International revenue as a percentage of our total revenue was approximately 75% for the nine months ended June 30, 2004 and 67% for the nine months ended June 30, 2003. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. As all of our sales are currently denominated in U.S. dollars, a strengthening of the U.S. dollar could make our intellectual property components less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes. We have not historically engaged in any foreign currency hedging transactions.

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

We have been notified by Broadcom that it is requesting indemnification from NurLogic (the successor entity of NurLogic is now one of our wholly owned subsidiaries) because a complaint was filed against Broadcom by Agere Systems Inc. in August 2003 in the United States District Court for the Eastern District of Pennsylvania, alleging that some of Broadcom’s products infringe several patents owned by Agere. Agere is seeking both an injunction against Broadcom and monetary damages. Only one of the patents that Agere has asserted against Broadcom is arguably applicable to technology licensed by Nurlogic to Broadcom. We believe that the complaint brought by Agere is without merit. However, there can be no assurance that the court will find that the patent asserted by Agere is invalid or that the technology licensed by NurLogic does not infringe this patent.

Whether or not the asserted patents are valid and whether or not a court finds that Broadcom’s or NurLogic’s products infringe, the investigation and resolution of this indemnity claim and any related litigation could be expensive and could consume substantial amounts of management time and attention.

We were notified by Broadcom Corporation that it was requesting indemnification from NurLogic because a complaint was filed against Broadcom by STMicroelectronics, Inc. in November 2002 in the United States District Court for the Eastern District of Texas alleging that some of Broadcom’s products infringed several patents owned by STMicroelectronics. STMicroelectronics was seeking both an injunction against Broadcom and monetary damages. In April 2004, the litigation between STMicroelectronics and Broadcom was settled.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.20	Severance Agreement dated January 6, 2004 between the Registrant and Keith Hopkins.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

We furnished a report on Form 8-K on April 28, 2004 in connection with our announcement of our earnings for the second quarter of fiscal 2004.

We filed a report on Form 8-K on April 28, 2004 in connection with the announcement of a stock repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 16, 2004

ARTISAN COMPONENTS, INC. (Registrant)

By:	/s/ MARK R. TEMPLETON
Mark R. Templeton President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ JOY E. LEO
Joy E. Leo Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.20	Severance Agreement dated January 6, 2004 between the Registrant and Keith Hopkins.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.