Form 10-K
period 2004-09-30
ARTISAN COMPONENTS INC
filed 2004-11-12
CIK 1048982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended September 30, 2004

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

The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 31, 2004 was $292.1 million. Shares of Common Stock held by each executive officer, director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2004 was 23,932,433.

ARTISAN COMPONENTS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED SEPTEMBER 30, 2004

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

We have licensed our intellectual property components to over two thousand companies involved in integrated circuit design. We make the core set of our products available to licensed integrated circuit designers at no charge. We also provide customized intellectual property components and services to our licensed customers on a separate fee basis.

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

Recent Developments

On August 22, 2004, we entered into a merger agreement with ARM Holdings plc and Salt Acquisition Corporation, a wholly owned subsidiary of ARM. At the closing of the merger, we will be merged with and into Salt Acquisition Corporation. The merger is expected to be accounted for as a purchase transaction for accounting and financial reporting purposes and is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code for U.S. federal income tax purposes. After completion of the merger, Artisan stockholders who receive ARM American Depositary Shares, or ADSs, or ARM ordinary shares in exchange for their Artisan common shares will be shareholders of ARM. ARM’s and Artisan’s obligations to complete the merger are subject to certain conditions. These conditions must be satisfied or, in certain cases, waived, before the completion of the merger, and include the adoption of the merger agreement by the affirmative vote of the holders of a majority of the outstanding shares of Artisan common stock and the holders of 50% of the votes cast at the upcoming ARM extraordinary general meeting.

In the merger, assuming no dissenting shares, Artisan’s stockholders will receive, in the aggregate in exchange for their shares of Artisan common stock, merger consideration consisting of: $9.60 in cash multiplied by the number of shares of Artisan common stock outstanding at the effective time, plus 4.41 ARM ADSs (or 13.23 ARM ordinary shares) multiplied by the number of shares of Artisan common stock outstanding at the effective time. Based on the number of shares of Artisan common stock outstanding as of September 1, 2004, and assuming no dissenting shares, approximately $229 million in cash and 105 million ARM ADSs (or 316 million ARM ordinary shares) will be delivered to Artisan stockholders in the aggregate in respect of their Artisan shares in the merger. The cash and ARM ADSs (or ARM ordinary shares) will be apportioned so that Artisan stockholders will receive for each of their shares of Artisan common stock, merger consideration having a value of $9.60 in cash plus 4.41 ARM ADSs, subject to pro ration. The value of an ARM ADS at the time the merger is completed for purposes of the calculations described above will be determined by taking the volume weighted average of the trading prices of ARM ADSs on the Nasdaq National Market during 10 random trading days selected from the 20 trading days ending on and including the second trading day prior to the date the merger becomes effective, referred to as the average share price. However, the value of ARM ADSs or ARM ordinary shares upon and after the date of receipt by an Artisan stockholder of the merger consideration may differ from the average share price determined at the time the merger is completed.

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

The productivity gap

Today, it is possible to place tens of millions of transistors on a single integrated circuit. State of the art manufacturing facilities of the 1980s produced integrated circuits using process geometries of one millionth of a meter, or 1.0 micron. Current state of the art manufacturing facilities use 90 nanometer, or 0.09 micron, process geometries. The development of design tools has not kept pace with the development of manufacturing processes. Advances in integrated circuit manufacturing processes have enabled the transistor density on integrated circuits to double approximately every 18 months. The integrated circuit design industry has struggled to improve design productivity as fast as the increases in transistor density. The need to close this productivity gap has furthered the development of the market for commercial intellectual property components.

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

OUR STRATEGY

Our goals are to establish Artisan as a globally recognized brand for intellectual property components and methodology within the integrated circuit design and manufacturing industry and to further expand our customer base. Our customer base includes over two thousand companies involved in integrated circuit design and many of the leading manufacturers of integrated circuits around the world. We intend to achieve these goals by pursuing the following key elements of our strategy described below.

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

Continue to offer superior customer support

We intend to attract, train and retain qualified employees for customer support. In addition, we will continue to refine and enhance our customer relationship management system. We plan to expand our operations geographically to maintain proximity to our expanding customer base and provide regional support to our customers. We have established an engineering service and support facility in Bangalore, India, and plan to increase our presence in China and Taiwan.

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

Our intellectual property components are developed and delivered using a proprietary methodology called “Process-Perfect™” that includes a set of commercial and proprietary electronic design automation tools and techniques. This methodology ensures that our intellectual property components are designed to achieve the best combination of performance, density, power and yield for a given manufacturing process. Our portfolio of products combined with the Process-Perfect methodology, allows us to satisfy our integrated circuit manufacturing customers’ timing and quality requirements in a cost effective manner. Our intellectual property components are easily integrated into a variety of customer design methodologies and support industry standard integrated circuit design tools, including those from electronic design automation tool vendors such as Cadence Design Systems, Inc., or Cadence, Mentor Graphics Corporation, or Mentor Graphics and Synopsys, Inc., or Synopsys, as well as customers’ proprietary integrated circuit design tools. To support these various integrated circuit design tool environments, each of our products includes a comprehensive set of verified tool models.

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

Engineering costs are allocated between cost of revenue and product development. We track specific customer projects and product development efforts based on unique project codes that are assigned at the inception of each project. Individual engineers devoted to these projects record time to these project codes as actual hours are incurred. Engineering efforts devoted to specific customer projects are recognized as cost of revenue in the same period that revenues are recognized. Engineering efforts devoted to the general development of our technology are charged to product development. Engineering costs related to product development are expensed as incurred. Product development expenses were $18.5 million in fiscal 2004, $18.4 million in fiscal 2003 and $11.9 million in fiscal 2002. We expect that we will continue to invest substantial funds for product development.

SALES, MARKETING AND DISTRIBUTION

We license our intellectual property components on a nonexclusive, worldwide basis to major integrated circuit manufacturers. We have licensed and distributed our intellectual property components to over 15 companies involved in the manufacture of integrated circuits who have agreed to pay an upfront license fee and also agree to make royalty payments in the event that our intellectual property components are incorporated into designs ultimately manufactured. For most of our integrated circuit manufacturing customers, we distribute and license our intellectual property components to companies that design integrated circuits. While the basic elements of our memory, standard cell and input/output components are distributed to design companies at no charge, design companies pay us a direct license and support fee to receive analog, mixed-signal and other customized components and support from us. As part of the license agreement entered into by the design companies, the design companies agree to manufacture any integrated circuit design using any of our intellectual property components at the particular integrated circuit manufacturer for which we developed the intellectual property components. The integrated circuit manufacturer then generally pays us a royalty based on the selling prices of integrated circuits or wafers that contain our intellectual property components. We have licensed and distributed our intellectual property components at no charge to over two thousand companies involved in integrated circuit design, including companies involved in computing, communications, consumer products, graphics, networking and other applications. Over 100 of these design companies have paid us direct license or support fees in order to receive modified intellectual property components and/or support from us.

We have several industry partner programs whereby our partners provide a wide variety of intellectual property solutions, design services and tool support to streamline the design process for users of our intellectual property components. Through these programs, we provide intellectual property components and support to over 200 design support companies who use these intellectual property components in their work for our licensed users. Twenty of these design support companies have paid us direct license or support fees in order to receive modified products and support from us.

As of September 30, 2004, our direct sales force consisted of 33 employees who are paid on commission in addition to their base salaries. We believe that our sales, marketing and distribution approach enables us to leverage the integrated circuit manufacturers’ sales and marketing organizations and limit the costs we would otherwise have associated with hiring, training and compensating the large sales force necessary to negotiate with each end-user customer. In addition, our web-based intellectual property design platform enables integrated circuit designers to access our intellectual property components 24 hours per day. The platform assists us in gathering data about designers using our intellectual property components and the potential integrated circuit manufacturers the designers may elect of have manufacture their integrated circuits. We have sales offices in Sunnyvale, California; San Diego, California; Salem, New Hampshire; Tokyo, Japan; Singapore and Paris, France.

CUSTOMERS

We license our intellectual property components on a nonexclusive, worldwide basis to major integrated circuit manufacturers. We charge manufacturers a license fee that gives them the right to manufacture integrated circuits containing intellectual property components we have developed for their manufacturing processes. Many of the world’s leading integrated circuit manufacturers are among our customers. Our top 20 customers in terms of total revenue for the three years ended September 30, 2004 were 1st Silicon (Malaysia) Sdn. Bhd., 3Dlabs Inc., Advanced Micro Devices Corporation, or AMD, Chartered Semiconductor Manufacturing Ltd., or Chartered, Dongbu

Electronics Co., Ltd., International Business Machine Corporation, or IBM, Infineon Technologies AG, Jazz Semiconductor, Inc., Kawasaki Motors Ltd., National Semiconductor Corporation, Shanghai Hua Hong NEC Electronics Company, or HHNEC, NVIDIA Corporation, Sharp Electronics Corporation, Silterra Malaysia Sdn. Bhd., Semiconductor Manufacturing International Corporation, or SMIC, Sony Corporation, Semiconductor Technology Academic Research Center, or STARC, Tower Semiconductor Ltd., Taiwan Semiconductor Manufacturing Company, or TSMC, and United Microelectronics Corporation, or UMC.

Historically, NurLogic Design, Inc, or NurLogic, a company we acquired in February 2003, licensed its products directly to end users who agreed to pay license fees directly to NurLogic. Our acquisition of NurLogic has led to an increase in our interaction with integrated circuit designers. To date, we have generally licensed our analog and mixed-signal components directly to integrated circuit designers. This relationship has provided us with a more in-depth understanding of end user’s business needs. Over the course of such relationships, we have had the opportunity to review end user design requirements earlier in the design cycle, which may help us deliver optimized intellectual property components to market sooner. We market our analog and mixed-signal offerings to semiconductor manufacturers for purposes of distributing such products to designers who agree to manufacture their designs at the foundry for which such components were developed. We cannot be certain that semiconductor manufacturers will be willing to license and pay for analog and mixed-signal intellectual property components for the benefit of end users in the same way as such manufacturers have historically licensed digital intellectual property components from us. Such analog and mixed-signal intellectual property components tend to require a greater degree of customization for a particular use than do many of our other products.

We have been dependent on a relatively small number of integrated circuit manufacturing customers for a substantial portion of our annual revenue, although the integrated circuit manufacturers comprising this group have changed from time to time. In fiscal 2004, TSMC accounted for 26% of our total revenue and UMC accounted for 19% of our total revenue. In fiscal 2003, IBM accounted for 18% of our total revenue, TSMC accounted for 17% of our total revenue and Chartered accounted for 10% of our total revenue. In fiscal 2002, TSMC accounted for 39% of our total revenue. We anticipate that our revenue will continue to depend on a limited number of major integrated circuit manufacturing customers for the foreseeable future. However, the major integrated circuit manufacturing customers and the percentage of revenue they represent are likely to continue to vary from period to period depending on the addition of new contracts, the timing of work performed by us and the number of designs utilizing our intellectual property components.

COMPETITION

Our strategy of targeting integrated circuit manufacturers and integrated circuit designers that participate in, or may enter, the system-on-a-chip market requires us to compete in intensely competitive markets. We face significant competition from third party intellectual property component providers, such as Barcelona Design, DOLPHIN Integration, SA, Faraday Technology Limited, Monolithic System Technology, Inc., Rambus, Inc., TriCN, Inc., VeriSilicon Microelectronics (Shanghai) Co. Ltd., Virage Logic and Virtual Silicon Technology, Inc. and from the internal design groups of integrated circuit manufacturers, such as TSMC. In the market for mixed-signal products, such as our PCI-Express PHY products, we face additional competition from companies such as Synopsys, Rambus and Cadence. In addition, we face competition from small consulting firms and design companies that operate in the intellectual property component segment of the market and offer a limited selection of specialized intellectual property components.

We face significant competition from the internal design groups of integrated circuit manufacturers that have expanded their manufacturing capabilities and portfolio of intellectual property components to participate in the system-on-a-chip market. We also face competition from integrated circuit designers that have expanded their internal design capabilities and portfolio of intellectual property components to meet their internal design needs. Integrated circuit manufacturers and designers that license our intellectual property components have historically had their own internal intellectual property component design groups. These design groups continue to compete with us for access to the integrated circuit manufacturer’s or designer’s intellectual property component requisitions and, in some cases, compete with us to supply intellectual property components to third parties. Intellectual property components developed by internal design groups of integrated circuit manufacturers are designed to utilize the qualities of their own manufacturing process, and may therefore benefit from capacity, informational, cost and technical advantages. If internal design groups expand their intellectual property component offerings to compete directly with our intellectual property components or actively seek to participate as vendors in the intellectual property component market, our revenue and operating results could be negatively affected. We also expect competition to increase in the future from existing competitors and from new market entrants with intellectual property components that may be less expensive than ours or that may provide better performance or additional features not currently provided by our intellectual property components.

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

Despite these competitive advantages, we also face numerous challenges associated with overcoming the following disadvantages:

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

PATENTS AND INTELLECTUAL PROPERTY PROTECTION

We rely primarily on a combination of nondisclosure agreements, contractual provisions, patent, trademark, trade secret, and copyright law to protect our proprietary rights. We have an active program to protect our proprietary technology through the filing of patents. As of September 30, 2004, we had 50 issued US patents, 17 patent applications pending before the US Patent and Trademark Office, 11 issued foreign patents and 12 patent applications pending in foreign countries. Generally our patents expire between 2017 and 2020. ARTISAN, the ARTISAN COMPONENTS logo, and PROCESS-PERFECT are registered U.S. trademarks. Foreign trademark applications for these marks are pending.

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

From time to time, we may be subject to claims by customers of the companies we acquire that our intellectual property components or products of acquired companies that have been incorporated into end user products infringe the intellectual property rights of others. We were notified by one of NurLogic’s customers that it was requesting indemnification from NurLogic (now one of our wholly owned subsidiaries) because of two complaints filed against that customer alleging that some of that customer’s products infringe third party patents. Since that initial notification, the matters underlying the complaints have been settled. The customer did not request Artisan’s participation in the settlement discussions or contribution to the final settlement.

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

Historically, a substantial portion of our total revenue has been derived from customers outside the United States, primarily from Asia and Europe. International revenue as a percentage of our total revenue was approximately 77% in fiscal 2004, 69% in fiscal 2003 and 75% in fiscal 2002. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars.

EMPLOYEES

As of September 30, 2004, we had 347 employees compared to 343 employees at September 30, 2003. Our success is highly dependent on our ability to attract, train and retain qualified employees. To date, we believe we have been successful in our efforts to recruit qualified employees and train and retain them, but there is no assurance that we will continue to be as successful in the future. Two of our employees in our Paris, France office have elected to be covered by the terms of the French metalworkers’ collective bargaining agreement. None of our other employees are subject to collective bargaining agreements. We believe that our relationship with our employees is good.

ITEM 2.    PROPERTIES

Our principal administrative and technical offices occupy 54,489 square feet in Sunnyvale, California pursuant to a lease that expires in August 2008. In addition, we lease administrative, technical and field support offices in seven cities throughout the world. The administrative, technical and field offices range from small executive offices to a 35,290 square foot facility. Lease terms range from month-to-month on certain executive offices to 3 years on certain direct leases. Our principal administrative, technical and field support facilities are in Sunnyvale, California; San Diego, California; Salem, New Hampshire; Cary, North Carolina; Bangalore, India; Tokyo, Japan; Paris, France and Singapore. We are continually evaluating the adequacy of existing facilities and additional facilities in new cities and we believe that suitable additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3.    LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

We were notified by Broadcom Corporation that it was requesting indemnification from NurLogic (the successor entity of NurLogic is now one of our wholly owned subsidiaries) because of a complaint filed by Agere Systems, Inc. against Broadcom, Inc. in August 2003 in the United States District Court for the Eastern District of Pennsylvania, alleging that some of Broadcom’s products infringe several patents owned by Agere. Agere was seeking both an injunction against Broadcom and monetary damages. In October 2004, the litigation between Agere and Broadcom was settled. Broadcom did not request our participation in the settlement discussions or our contribution to the settlement.

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

	Fiscal Year Ended September 30, 2004		Fiscal Year Ended September 30, 2003
	High	Low	High	Low
First Quarter	$22.840	$15.090	$22.300	$7.650
Second Quarter	$23.880	$17.460	$19.890	$13.880
Third Quarter	$27.100	$21.190	$26.760	$16.060
Fourth Quarter	$29.740	$21.410	$25.410	$16.750

Dividend Policy

Since March 1996, when we converted to a C corporation from a subchapter S corporation, we have not declared or paid any cash dividends on our Common Stock or other securities. We presently intend to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Holders of Common Stock

As of October 31, 2004, there were approximately 72 stockholders of record of our Common Stock, not including those stockholders holding shares in street or nominee name.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of September 30, 2004 and 2003 and the consolidated statement of operations data for the fiscal years ended September 30, 2004, 2003 and 2002 are derived from the financial statements that have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, and which are included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of September 30, 2002, 2001 and 2000 and the consolidated statement of operations data for the fiscal years ended September 30, 2001 and 2000 are derived from the financial statements that have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, and which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in the future.

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

	Fiscal Years Ended September 30,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
License	$57,454	$57,970	$27,728	$21,136	$17,042
Net royalty	31,089	10,543	9,518	4,621	3,250

Total revenue	88,543	68,513	37,246	25,757	20,292

Total costs and expenses	67,252	61,401	35,633	38,128	21,622

Operating income (loss)	21,291	7,112	1,613	(12,371)	(1,330)
Interest and other income, net	1,641	1,337	842	2,567	2,945

Income (loss) before provision for income taxes	22,932	8,449	2,455	(9,804)	1,615
Provision for income taxes	3,687	1,106	340	4,168	533

Net income (loss)	$19,245	$7,343	$2,115	$(13,972)	$1,082

Net income (loss) per share:
Basic (1)	$0.84	$0.38	$0.13	$(0.88)	$0.08

Diluted (1)	$0.77	$0.34	$0.12	$(0.88)	$0.07

Shares used in computing net income (loss) per share:
Basic	22,932	19,439	16,716	15,965	14,334

Diluted	25,105	21,690	17,991	15,965	15,456

	September 30,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$153,706	$114,266	$52,244	$42,329	$54,016
Working capital	144,918	113,576	50,955	41,214	56,571
Total assets	245,236	187,103	82,448	73,026	71,930
Long term liabilities, net of current portion	7,316	5,191	2,422	689	235
Total stockholders’ equity	216,064	166,131	69,160	63,385	63,454

(1)	For an explanation of net income (loss) per share and shares used in per share calculations, see Note 13 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have licensed our intellectual property components to over two thousand companies involved in integrated circuit design. We make the core set of our products available to licensed integrated circuit designers at no charge. We also provide customized intellectual property components and services to our licensed customers on a separate fee basis.

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

Merger Agreement with ARM Holdings plc

On August 22, 2004, Artisan entered into a merger agreement with ARM Holdings plc and Salt Acquisition Corporation, a wholly owned subsidiary of ARM, pursuant to which Artisan will be merged with and into Salt Acquisition Corporation. In the merger, assuming no dissenting shares, Artisan’s stockholders will receive, in the aggregate, merger consideration consisting of approximately $9.60 in cash multiplied by the number of shares of Artisan common stock outstanding at the effective time, plus 4.41 ARM American Depository Shares (or 13.23 Arm ordinary shares) multiplied by the number of shares of Artisan common stock outstanding at the effective time. At the closing of the merger, Artisan will be merged with and into Salt Acquisition Corporation. The merger is expected to be accounted for as a purchase transaction for accounting and financial reporting purposes and is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code for U.S. federal income tax purposes.

Each party has agreed to pay all expenses it incurs in connection with the merger, whether or not the transaction is completed. The parties have agreed to each pay 50% of any fees and expenses (other than attorney’s and accounting fees and expenses) incurred in connection with the printing, filing and mailing of any proxy statement, shareholders’ circular and the ARM listing particulars, as well as expenses incurred in connection with any applications or filings required under applicable law. We estimate that Artisan will incur direct transaction costs of approximately $14 million in connection with the merger, of which approximately $1.8 million had been incurred as of September 30, 2004. Our costs in connection with the merger are expensed in the periods in which they are incurred.

SOURCES OF REVENUE

The license of our intellectual property components to an integrated circuit manufacturer typically involves a sales cycle of three to nine months and often coincides with an integrated circuit manufacturing customer’s migration to a new manufacturing process. Our contracts with integrated circuit manufacturers generally require them to pay a license fee for each product delivered under a contract. Generally, our license contracts involve multiple products. Throughout the production cycle, integrated circuit manufacturers often request additional products or modifications to existing products that result in additional license revenue. Our contracts generally require payment of a portion of the license fees upon signing of the contract with the final payment generally due within 30 to 90 days after delivery, which generally takes three to nine months from the contract signing date.

We have been dependent on a relatively small number of integrated circuit manufacturing customers for a substantial portion of our revenue, although the integrated circuit manufacturers comprising this group have changed from time to time. In fiscal 2004, TSMC accounted for 26% of total revenue and UMC accounted for 19% of total revenue. In fiscal 2003, IBM accounted for 18% of total revenue, TSMC accounted for 17% of total revenue and Chartered accounted for 10% of total revenue. In fiscal 2002, TSMC accounted for 39% of total revenue. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the customer’s contributing to the addition of new contracts, the timing of work performed by us and the number of designs utilizing our products.

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

We derive a substantial majority of our total revenue from fees associated with the sale of licenses, including maintenance and support fees. Of these components, maintenance and support fees have historically represented less than 10% of total revenue. Together, these license, maintenance and support fees accounted for 65% of total revenue in fiscal year 2004, 85% of total revenue in fiscal 2003 and 74% of total revenue in fiscal 2002. We expect that license revenue will continue to account for a substantial portion of our total revenue for the foreseeable future.

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

To date, a substantial portion of our net royalty revenue has been derived from two integrated circuit manufacturers, TSMC and UMC. TSMC and UMC accounted for 85% of our net royalty revenue in fiscal 2004, 83% in fiscal 2003 and 91% in fiscal 2002. Net royalty revenue as a percentage of total revenue was 35% in fiscal 2004, 15% in fiscal 2003 and 26% in fiscal 2002.

Historically, a large portion of our total revenue has been generated from outside of the United States. International revenue as a percentage of our total revenue was approximately 77% in fiscal 2004, 69% in fiscal 2003 and 75% in fiscal 2002. We anticipate that international revenue will remain a substantial portion of our total revenue for the foreseeable future. As all of our sales are currently denominated in US dollars, a strengthening of the US dollar could make our intellectual property components less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes. We have not engaged in any foreign currency hedging transactions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, assumptions and judgments including those related to revenue recognition, accounting for investments, allowance for doubtful accounts, impairment of long-lived assets, goodwill and purchased intangible assets, contingencies and other special charges and taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities and our recognition of revenue that is not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Some of our most critical accounting policies are described in the following paragraphs.

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

From time to time we exercise our right to conduct royalty audits pursuant to our contracts with customers. As a result of such audits we may recognize royalty revenue that relates to prior periods. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts are recognized in the period the adjustment is determined.

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

We are responsible for determining the fair value and for allocating the purchase price relating to purchase acquisitions. We considered a number of factors, including an independent valuation and appraisal. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The goodwill recorded in the Consolidated Balance Sheets as of September 30, 2004 and 2003 was $32.6 million and $36.0 million, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. Based on impairment tests performed, there was no impairment of goodwill in fiscal 2004, 2003 or 2002.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. We accrue an estimated loss contingency when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

Income Taxes

We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Our effective tax rates differ from the statutory rate primarily due to acquisition-related costs, research and experimentation tax credits, state taxes, the reversal of valuation allowance, and the tax impact of foreign operations. The effective tax rate was 16.1%, 13.2%, and 13.0% for fiscal 2004, 2003, and 2002, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Acquisitions

In February 2003, we acquired NurLogic Design, Inc. (“NurLogic”) for consideration consisting of approximately $5.0 million in cash, 745,000 shares of common stock valued at approximately $12.9 million, and assumed options to acquire 819,000 shares of common stock with a weighted average exercise price per share of $11.89 and a fair value of approximately $11.3 million. We accounted for the acquisition under the purchase method of accounting. NurLogic’s technology added complementary analog, mixed-signal and communication components to our product portfolio. Our acquisition of NurLogic has resulted in a significant increase in our costs and expenses relating primarily to the increased headcount and amortization of purchased intangible assets. This increase in our costs and expenses has affected and will continue to affect the comparability of our financial statements in future periods.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of our total revenue:

	Fiscal Years Ended September 30,
	2004	2003	2002
Revenue:
License	64.9%	84.6%	74.4%
Net royalty	35.1	15.4	25.6

Total revenue	100.0	100.0	100.0

Costs and expenses:
Cost of revenue	22.7	25.1	22.3
Product development	20.9	26.9	31.8
Sales and marketing	17.3	21.2	23.6
General and administrative	10.5	9.3	9.4
Provision for unused facility lease	—	—	3.3
In-process research and development	—	0.7	—
Amortization of purchased intangible assets	4.6	6.4	5.3

Total costs and expenses	76.0	89.6	95.7

Operating income	24.0	10.4	4.3
Interest and other income, net	1.9	1.9	2.3

Income before provision for income taxes	25.9	12.3	6.6
Provision for income taxes	4.2	1.6	0.9

Net income	21.7%	10.7%	5.7%

Fiscal Years Ended September 30, 2004, 2003 and 2002

Total Revenue ($ In Thousands)	Fiscal 2004	Percent Inc / (Dec)	Fiscal 2003	Percent Inc / (Dec)	Fiscal 2002
License revenue	$57,454	(1)%	$57,970	109%	$27,728
Net royalty revenue	31,089	195%	10,543	11%	9,518

Total revenue	$88,543	29%	$68,513	84%	$37,246

Total revenue increased by $20.0 million, or 29%, to $88.5 million for the year ended September 30, 2004, compared to $68.5 million for the year ended September 30, 2003. The increase was primarily attributable to an increase in net royalty revenue of $20.5 million, but was partially offset by a decrease in license revenue of approximately $0.5 million related to a slight decrease in the licensing of our intellectual property components.

Total revenue increased by $31.3 million, or 84%, to $68.5 million for the year ended September 30, 2003, compared to $37.2 million for the year ended September 30, 2002. The increase was primarily attributable to an increase in net royalty revenue of $1.0 million and an increase in license revenue of approximately $30.2 million related to an increase in the licensing of our intellectual property components.

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

Gross royalty revenue increased by $21.1 million, or 148%, to $35.3 million for the year ended September 30, 2004, compared to $14.2 million for the year ended September 30, 2003. From these amounts, $4.2 million was credited to integrated circuit manufacturing customers’ accounts for the year ended September 30, 2004, compared to $3.7 million which was credited to integrated circuit manufacturing customers’ for the year ended September 30, 2003 for use as payment of license fees for future orders to be placed with us, if any. The remaining portion of gross royalty revenue for fiscal 2004 of $31.1 million was reported as net royalty revenue for the year ended September 30, 2004, compared to $10.5 million which was reported as net royalty revenue for the year ended September 30, 2003. Net royalty revenue for the year ended September 30, 2004 was comprised of royalties of approximately $27.5 million related to the manufacture and sale of royalty bearing integrated circuits or wafers reported to us by our integrated circuit manufacturing customers and royalties of approximately $3.6 million primarily attributable to adjustments resulting from royalty audits related to the manufacture and sale of royalty bearing integrated circuits or wafers that had not been previously reported to us.

Gross royalty revenue increased by $0.9 million, or 7%, to $14.2 million for the year ended September 30, 2003, compared to $13.3 million for the year ended September 30, 2002. From these amounts, $3.7 million was credited to integrated circuit manufacturing customers’ accounts for the year ended September 30, 2003, compared to $3.8 million which was credited to integrated circuit manufacturing customers’ for the year ended September 30, 2002, in each case, for use as payment of license fees for future orders to be placed with us, if any. The remaining portion of gross royalty revenue of $10.5 million was reported as net royalty revenue for the year ended September 30, 2003, compared to $9.5 million which was reported as net royalty revenue for the year ended September 30, 2002.

Cost of Revenue	Fiscal 2004	Percent Inc / (Dec)	Fiscal 2003	Percent Inc / (Dec)	Fiscal 2002
($ In Thousands)	$20,126	17%	$17,229	108%	$8,297

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

Cost of revenue increased by $2.9 million, or 17%, to $20.1 million for the year ended September 30, 2004, compared to $17.2 million for the year ended September 30, 2003. The increase in cost of revenue was primarily attributable to an increase in engineering hours allocated to revenue-generating projects of $4.0 million, but was partially offset by a decrease in outside services of $850,000. We expect that cost of revenue will continue to increase in absolute dollars in future periods.

Cost of revenue increased by $8.9 million, or 108%, to $17.2 million for the year ended September 30, 2003, compared to $8.3 million for the year ended September 30, 2002. The increase in cost of revenue was primarily attributable to an increase in engineering hours allocated to revenue-generating projects of $8.7 million.

Product Development Expenses	Fiscal 2004	Percent Inc / (Dec)	Fiscal 2003	Percent Inc / (Dec)	Fiscal 2002
($ In Thousands)	$18,458	0%	$18,377	55%	$11,869

Product development expenses increased by $81,000, or less than 1%, to $18.5 million for the year ended September 30, 2004, compared to $18.4 million for the year ended September 30, 2004. The increase in product development expenses was primarily attributable to an increase in headcount and personnel related costs of $2.9 million, increased facilities costs of $1.6 million, increased software and hardware maintenance of $781,000, and increased supplies and materials costs of $267,000; partially offset by decreased outside services costs of $844,000, decreased travel and entertainment of $816,000 and increased engineering hours allocated to revenue-generating projects of $3.8 million. We expect that product development expenses will continue to increase in absolute dollars in future periods.

Product development expenses increased by $6.5 million, or 55%, to $18.4 million for the year ended September 30, 2003, compared to $11.9 million for the year ended September 30, 2002. The increase in product development expenses was primarily attributable to an increase in headcount and personnel related costs of $10.6 million, increased outside services costs of $1.9 million, increased depreciation and amortization costs of $1.9 million, increased facilities costs of $531,000 and increased supplies and materials costs of $216,000; partially offset by increased engineering hours allocated to revenue-generating projects of $8.7 million.

Sales and Marketing Expenses	Fiscal 2004	Percent Inc / (Dec)	Fiscal 2003	Percent Inc / (Dec)	Fiscal 2002
($ In Thousands)	$15,358	6%	$14,522	65%	$8,782

Sales and marketing expenses include personnel related costs including salaries and commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses increased by $836,000, or 6%, to $15.4 million for the year ended September 30, 2004, compared to $14.5 million for the year ended September 30, 2003. The increase in sales and marketing expenses was primarily attributable to an increase in headcount and personnel related costs of $621,000, increased marketing and advertising program expenses of $112,000, increased facilities costs of $370,000; partially offset by decreased commissions of $79,000, decreased outside service costs of $152,000 and decreased supplies and materials of $36,000. We expect sales and marketing expenses will continue to increase in absolute dollars in future periods.

Sales and marketing expenses increased by $5.7 million, or 65%, to $14.5 million for the year ended September 30, 2003 compared to $8.8 million for the year ended September 30, 2002. The increase in sales and marketing expenses was primarily attributable to an increase in headcount and personnel related costs of $4.9 million, increased marketing and advertising program expenses of $317,000, increased depreciation and amortization costs of $380,000 and increased outside services costs of $111,000.

General and Administrative Expenses	Fiscal 2004	Percent Inc / (Dec)	Fiscal 2003	Percent Inc / (Dec)	Fiscal 2002
($ In Thousands)	$9,281	45%	$6,386	83%	$3,499

General and administrative expenses increased by $2.9 million, or 45%, to $9.3 million for the year ended September 30, 2004 compared to $6.4 million for the year ended September 30, 2003. The increase in general and administrative expenses was primarily attributable to $1.8 million in costs associated with the proposed merger with ARM Holdings plc, increased personnel related costs of $70,000, increased outside services costs of $600,000, increased bad debt expense of $244,000 due to a write-off in the WIP account and increased facility costs of $236,000; partially offset by decreased travel and entertainment expenses and supplies and materials expenses of $21,000. We expect general and administrative expenses will continue to increase in absolute dollars in future periods.

General and administrative expenses increased $2.9 million, or 83% to $6.4 million for the year ended September 30, 2003 compared to $3.5 million for the year ended September 30, 2002. The increase in general and administrative expenses was primarily attributable to an increase in personnel related costs of $1.9 million, increased outside services costs of $446,000, increased bad debt expense of $363,000, increased depreciation and amortization costs of $120,000 and increased facility costs of $64,000.

Provision for Unused Facility Lease	Fiscal 2004	Percent Inc / (Dec)	Fiscal 2003	Percent Inc / (Dec)	Fiscal 2002
($ In Thousands)	—	0%	—	(100)%	$1,219

The provision for unused facility lease of $1.2 million in fiscal 2002 reflected an impairment charge for our unused leased facility for our former corporate office, which we vacated in fiscal 2001. As our original lease term expired in fiscal 2004, we made certain assumptions in determining the impairment, including our ability to sub-lease the facility for the remaining lease term in accordance with Emerging Issues Task Force, or EITF, 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Due to the continued economic slowdown, we determined in fiscal 2002 that it was unlikely we would be able to sub-lease the facility and took an additional impairment charge for the full amount of the remaining lease liability.

Acquisition-Related Expenses	Fiscal 2004	Percent Inc / (Dec)	Fiscal 2003	Percent Inc / (Dec)	Fiscal 2002
($ In Thousands)
In-process research and development	$—	(100)%	$520	100%	$—
Amortization of purchased intangible assets	4,029	(8)%	4,367	122%	1,967

Acquisition-related expenses	$4,029	(18)%	$4,887	148%	$1,967

In-process research and development expense of $520,000 in fiscal 2003 reflected certain research projects (primarily next generation core technology) from the NurLogic acquisition that had not yet reached technological feasibility or had no alternative future use at the time of acquisition. In order to achieve technological feasibility, we estimated the cost required to complete the projects at approximately $300,000. We estimated the fair value assigned to in-process research and development using the income approach, which discounts to present value the cash flows attributable to the technology once it had reached technological feasibility using a discount rate of 40%.

Amortization of purchased intangible assets decreased by $338,000, or 8%, to $4.0 million for the year ended September 30, 2004 compared to $4.4 million for the year ended September 30, 2003. The decrease in amortization of purchased intangible assets was primarily attributable to a $1.4 million decrease in the amortization related to the Synopsys asset acquisition which was fully amortized; offset by an increase of $1.0 million in the amortization related to the NurLogic acquisition.

Amortization of purchased intangible assets increased by $2.4 million, or 122%, to $4.4 million for the year ended September 30, 2003 compared to $2.0 million for the year ended September 30, 2003. The increase in amortization of purchased intangible assets was primarily attributable to a $2.5 million increase related to the NurLogic acquisition; offset by a decrease of $140,000 in the amortization related to the Synopsys asset acquisition.

Interest and Other Income, net	Fiscal 2004	Percent Inc / (Dec)	Fiscal 2003	Percent Inc / (Dec)	Fiscal 2002
($ In Thousands)	$1,641	23%	$1,337	59%	$842

Interest and other income increased by $304,000, or 23%, to $1.6 million for the year ended September 30, 2004 compared to $1.3 million for the year ended September 30, 2003. The increase in interest and other income was primarily attributable to an increase in interest income of $653,000 due to higher cash, cash equivalent and marketable securities balances, offset by a decrease of $166,000 in other income. Other income as of September 30, 2004 primarily consists of $224,000 related to collected balances that were previously written off.

Interest and other income increased by $495,000, or 59%, to $1.3 million for the year ended September 30, 2003 compared to $842,000 for the year ended September 30, 2002. The increase in interest and other income was primarily attributable to an increase in other income associated with certain contract expirations related to one of our acquisitions of $444,000 and an increase in interest income of $82,000 due to higher cash, cash equivalent and marketable securities balances.

Provision for Income Taxes	Fiscal 2004	Percent Inc / (Dec)	Fiscal 2003	Percent Inc / (Dec)	Fiscal 2002
($ In Thousands)	$3,687	233%	$1,106	225%	$340

The income tax provision in fiscal 2004 resulted from foreign withholding taxes, federal and state income taxes net of credits, less the reversal of valuation allowance. The income tax provisions in fiscal 2003 and fiscal 2002 were results of the alternative minimum tax and foreign withholding tax.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in fiscal 2004 of $24.9 million was primarily attributable to net income of $19.2 million, an increase in accrued liabilities of $2.9 million, an increase in deferred revenue of $4.2 million, and non-cash related charges of $8.1 million; partially offset by an increase in accounts receivable of $6.0 million, an increase in prepaid and other current assets of $2.1 million, a decrease in accounts payable of $1.0 million and a decrease in other liabilities of $336,000. Net cash provided by operating activities in fiscal 2003 of $3.5 million was primarily attributable to net income of $7.3 million, a decrease in prepaid and other currents assets of $324,000, a decrease in other assets of $1.2 million, an increase in accounts payable of $667,000 and non-cash related charges of $8.0 million; partially offset by an increase in accounts receivable of $10.0 million, a decrease in accrued liabilities of $1.9 million and a decrease in other liabilities of $2.0 million. Net cash provided by operating activities in fiscal 2002 of $8.3 million was primarily attributable to net income of $2.1 million, an increase in accounts payable of $689,000, an increase in deferred revenue of $2.9 million, an increase in other liabilities of $1.1 million and non-cash related charges of $4.9 million; partially offset by an increase in accounts receivable of $1.8 million, an increase in prepaid and other currents assets of $800,000 and a decrease in accrued liabilities of $1.1 million.

Net cash used in investing activities in fiscal 2004 of $39.6 million was attributable to purchases of property and equipment of $1.2 million and a net increase in marketable securities of $38.4 million. Net cash provided by investing activities in fiscal 2003 of $469,000 was attributable to a net decrease in marketable securities of $7.8 million; offset by purchases of property and equipment of $4.5 million and cash used in our acquisition of NurLogic of $2.8 million, net of cash acquired. Net cash used in investing activities in fiscal 2002 of $13.8 million was attributable to purchases of property and equipment of $1.5 million and a net increase in marketable securities of $12.3 million.

Net cash provided by financing activities was $16.0 million in fiscal 2004, $65.7 million in fiscal 2003, and $3.1 million in fiscal 2002. Net cash provided by financing activities in fiscal 2004 was primarily attributed to proceeds of $16.0 million from the issuance of common stock to employees upon the exercise of stock options and purchases under our employee stock purchases plan. Net cash provided by financing activities in fiscal 2003 was primarily attributable to the net proceeds of approximately $53.5 million from our May 2003 secondary public offering of 3.0 million shares of newly issued common stock, proceeds of $11.9 million from the issuance of common stock to employees upon the exercise of stock options and purchases under our employee stock purchase plan and proceeds of $240,000 from the repayment of a stockholder note. Net cash provided by financing activities in fiscal 2002 consisted of proceeds from issuance of common stock to employees upon the exercise of stock options and our employee stock purchase plan.

We intend to continue to invest heavily in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities and our international operations, the extent to which our existing and new products gain market acceptance, the costs and timing of future acquisitions, if any, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license and royalty revenue, available borrowings under line of credit arrangements, if any, our pending merger with ARM Holdings plc, and other factors. We do not currently have any borrowing facilities other than an unused equipment lease line of $296,000, which expires in December 2004. We believe that our current cash, cash equivalents and investment balances and any cash generated from operations will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, from time to time, we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional debt or equity financing arrangements may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt, other than operating leases on our facilities. Additionally, we have not entered into any derivative contracts, nor do we have any synthetic leases. As of September 30, 2004, we had no foreign currency contracts outstanding.

The following table represents our future contractual obligations as of September 30, 2004 (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 6 years
Operating Lease Obligations	$9,785	$2,881	$4,910	$1,994	—

Total	$9,785	$2,881	$4,910	$1,994	—

Our principal administrative and technical offices occupy 54,489 square feet in Sunnyvale, California. We hold this building pursuant to a lease that expires in 2008. In addition, we lease administrative, technical and field support offices in seven cities around the world. The administrative, technical and field offices range from small executive offices to a 35,290 square foot facility. Lease terms range from month-to-month on certain executive offices to 3 years on certain direct leases. Our principal administrative, technical and field support facilities are in Sunnyvale, California; San Diego, California; Salem, New Hampshire; Cary, North Carolina; Bangalore, India; Tokyo, Japan; Singapore and Paris, France. We are continually evaluating the adequacy of existing facilities and additional facilities in new cities and we believe that suitable additional space will be available in the future on commercially reasonable terms as needed.

In October 2002, we announced a stock buyback plan of up to $5 million of our common stock with a term of one year. No shares were repurchased by us under such plan and the plan terminated.

In April 2004, we announced a stock buyback plan of up to $10 million of our common stock with a term of one year. As of September 30, 2004, no shares were repurchased by us under such plan.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft entitled “Share-Based Payment” to amend Financial Accounting Standard (FAS) 123, “Accounting for Stock-Based Compensation” and FAS 95, “Statement of Cash Flows.” The proposed standard’s effective date will apply to awards that are granted, modified, or settled in cash in interim or annual periods beginning after June 15, 2005. This proposed standard would eliminate the ability to account for share-based compensation using the intrinsic value-based method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This exposure draft would require us to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. Currently, we disclose the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with FAS 123 and FAS 148, “Accounting for Stock-Based Compensation Costs—Transition and Disclosure.” We will continue to evaluate the impact that the exposure draft will have on our financial position and results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-

Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF Issue No. 03-01. The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments that were effective for fiscal years ending after June 15, 2004. We will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

In April 2004, the EITF issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 became effective during the quarter ended June 30, 2004, the adoption of which did not have an impact on the calculation of our earnings per share.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force’s tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and we would be required to include the shares issuable upon the conversion of debt in the diluted earnings per share computation for all periods during which such debt is outstanding. We will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

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

We have been dependent on a relatively small number of integrated circuit manufacturing customers for a substantial portion of our revenue, although the integrated circuit manufacturers comprising this group have changed from time to time. For fiscal 2004, TSMC accounted for 26% of total revenue and UMC accounted for 19% of total revenue. For fiscal 2003, IBM accounted for 18% of total revenue, TSMC accounted for 17% of total revenue and Chartered accounted for 10% of total revenue. For fiscal 2002, TSMC accounted for 39% of total revenue. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period depending on the addition of new contracts, the timing of work performed by us and the number of designs utilizing our products.

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

Although we were profitable in recent years, we incurred net operating losses in the first nine months of fiscal 2002, fiscal 2001 and fiscal 1999. If our revenue in future periods increases more slowly than we expect, or not at all, we may not maintain profitability. In addition, most of our operating expenses are fixed in the short term, so any shortfall in anticipated revenue in a given period could significantly reduce our operating results below expectations. We expect to continue to incur significant expenses in connection with product development, operational and administrative activities and expansion of our sales and marketing efforts. As a result, we will need to increase revenue relative to increases in costs to maintain profitability. For example, if we increase our headcount in expectation of processing a substantial increase in orders and we do not receive those orders or are unable to recognize the related revenue in the short-term, we may incur losses. We may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to maintain profitability, our business and financial condition would suffer, we could lose the benefit of tax credits and deferred tax assets and our stock price could decline.

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

Royalties are calculated based on the selling prices of integrated circuits or wafers containing our intellectual property components. We believe that our long-term success is substantially dependent on future royalties. We face risks inherent in a royalty-based business model, such as the rate of incorporation of our intellectual property components into integrated circuit designs, the rate of adoption of our intellectual property components by integrated circuit manufacturers and the demand for products incorporating these integrated circuits. Our royalty revenue is highly dependent upon the level of integrated circuit production and sales by our integrated circuit manufacturing customers. Fluctuations in orders placed with our integrated circuit manufacturing customers from their customers could significantly affect our royalty revenue and operating results. Additionally, our ability to forecast and realize royalty revenue is limited by factors that are beyond our control. These factors include the timing of the manufacture of royalty-bearing integrated circuits or wafers, the price charged by integrated circuit manufacturers to their customers for royalty-bearing integrated circuits or wafers, and the quantity of royalty-bearing integrated circuits or wafers ordered and actually manufactured. We believe that a significant portion of our royalty revenue in fiscal 2004 was derived from the manufacture and sale of integrated circuits for graphics applications. If the market for integrated circuits in graphics applications declines, our royalty revenue may be adversely affected. On a period-to-period basis, net royalty revenue may vary significantly. Net royalty revenue as a percentage of our total revenue was 35% in fiscal 2004, 15% in fiscal 2003 and 26% in fiscal 2002.

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

TSMC accounted for 53% of our net royalty revenue in fiscal 2004, 75% in 2003 and 89% in 2002. Our agreements with TSMC provide that royalty rates decrease in accordance with a fixed schedule over the life of a given process. As a result, our net royalty revenue may decline if royalties from TSMC continue to represent a substantial portion of our net royalty revenue.

We also face risks relating to the accuracy and completeness of the royalty collection process. Our ability to generate royalty revenue depends, in part, on our ability to negotiate, structure, monitor and enforce agreements for the determination and payment of royalties. We have only limited experience and systems in place to conduct reviews of the accuracy of the royalty reports we receive from our licensees. We have the right to audit the records of integrated circuit manufacturers who license our intellectual property components to help ensure the integrity of their royalty reporting systems; however, these audits may only be conducted periodically and may be at our expense. We cannot be certain that the costs incurred by us in conducting these audits will not exceed the royalties that result from these efforts. As the number of Artisan licensed manufacturers and end users grows, our ability to monitor and enforce agreements for the determination and payment of royalties may be further constrained by increases in the volume of information to be processed and limitations on our available resources. Furthermore, the timing and findings of such royalty audits have resulted in and are expected to continue to result in significant fluctuations in the level and timing of our royalty revenue. Royalty audits may also trigger disagreements over contract terms with our licensees and such disagreements could impact customer relations, divert the efforts and attention of our management from normal operations and impact our business operations and financial condition.

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

Historically, a large portion of our total revenue has been derived from integrated circuit manufacturers located outside of the United States. International revenue as a percentage of our total revenue was approximately 77% in fiscal 2004, 69% in fiscal 2003 and 75% in fiscal 2002. Revenue derived from customers in Taiwan as a percentage of our total revenue was approximately 46% in fiscal 2004, 21% in fiscal 2003 and 44% in fiscal 2002. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. To date, all of our revenue from international customers has been denominated in US dollars. If our competitors denominate their sales in a currency that becomes relatively inexpensive in comparison to the US dollar, then we may experience fewer orders from international customers whose business is based primarily on the less expensive currency. In addition, future dislocations in international financial markets may materially affect our business.

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

Increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, continuing military action in Afghanistan and Iraq, kidnappings of foreigners in Malaysia, strained international relations with North Korea, tensions between Taiwan and China, tensions between India and Pakistan and other conflicts in the Middle East and Asia, may halt or hinder our ability to do business, may increase our costs and may adversely affect our stock price. This increased instability may, for example, negatively impact the reliability and cost of transportation, negatively affect the desire of our employees and customers to travel, lead to stricter export controls, adversely affect our ability to obtain adequate insurance at reasonable rates or require us to take extra security precautions for our domestic and international operations. In addition, this international political instability has had and may continue to have negative effects on financial markets, including significant price and volume fluctuations in securities markets. If this international political instability continues or escalates, our business and results of operations could be harmed and the market price of our common stock could decline.

If we lose any of our key personnel or are unable to attract, train and retain qualified personnel, our ability to manage our business and continue our growth would be negatively impacted.

Our success depends in large part on the continued contributions of our key management, engineering, sales and marketing personnel, many of whom are highly skilled and would be difficult to replace. None of our senior management, key technical personnel or key sales personnel is bound by a written employment contract to remain with us for a specified period. In addition, we do not currently maintain key man life insurance covering our key personnel. Our success also depends on our ability to attract, train and retain highly skilled managerial, engineering, sales, marketing and finance personnel and on the abilities of new personnel to function effectively, both individually and as a group. If we are unable to effectively integrate and utilize newly hired engineering, management or sales personnel, the execution of our business strategy and our ability to react to changing market conditions may be impeded and our business could suffer. Competition for personnel is intense, and we cannot be certain that we will be successful in attracting and retaining qualified personnel. If we lose the services of any key personnel, are unable to attract or retain qualified personnel in the future or experience delays in the integration of new personnel in the United States and abroad, our business and operations may suffer. In addition, our pending merger with ARM could cause our key personnel and potential key hires to experience uncertainty regarding their future role within ARM, which could cause us to lose or fail to attract such personnel, which could adversely affect our business.

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

We may make future acquisitions or enter into mergers, strategic transactions or other arrangements that could cause our business to suffer.

We may continue to make investments in complementary companies, products or technologies or enter into mergers, strategic transactions or other arrangements. If we buy a company or a division of a company, we may experience difficulty integrating that company or division’s personnel and operations, which could negatively affect our operating results. In addition:

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

In connection with future acquisitions or mergers, strategic transactions or other arrangements, we may incur substantial expenses regardless of whether the transaction occurs. We may also incur noncash charges in connection with a merger, acquisition, strategic transaction or other arrangements. In addition, we may be required to assume the liabilities of the companies we acquire. By assuming the liabilities, we may incur liabilities, including those related to intellectual property infringement or indemnification of customers of acquired businesses for similar claims that could materially and adversely affect our business. We may have to incur debt or issue equity securities to pay for any future acquisition, the issuance of which would involve restrictive covenants or be dilutive to our existing stockholders.

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

Our strategy of targeting integrated circuit manufacturers and integrated circuit designers that participate in, or may enter, the system-on-a-chip market requires us to compete in intensely competitive markets. We face significant competition from third party intellectual property component providers, such as Barcelona Design, DOLPHIN Integration, SA, Faraday Technology Limited, Monolithic System Technology, Inc., Rambus, Inc., TriCN, Inc., VeriSilicon Microelectronics (Shanghai) Co. Ltd., Virage Logic and Virtual Silicon Technology, Inc. and from the internal design groups of integrated circuit manufacturers, such as TSMC. In the market for mixed-signal products, such as our PCI-Express PHY products, we face additional competition from companies such as Synopsys, Rambus and Cadence. In addition, we face competition from small consulting firms and design companies that operate in the intellectual property component segment of the market and offer a limited selection of specialized intellectual property components.

We face significant competition from the internal design groups of integrated circuit manufacturers that have expanded their manufacturing capabilities and portfolio of intellectual property components to participate in the system-on-a-chip market. We also face competition from integrated circuit designers that have expanded their internal design capabilities and portfolio of intellectual property components to meet their internal design needs. Integrated circuit manufacturers and designers that license our intellectual property components have historically had their own internal intellectual property component design groups. These design groups continue to compete with us for access to the integrated circuit manufacturer’s or designer’s intellectual property component requisitions and, in some cases, compete with us to supply intellectual property components to third parties. Intellectual property components developed by internal design groups of integrated circuit manufacturers are designed to utilize the qualities of their own manufacturing process, and may therefore benefit from capacity, informational, cost and technical advantages. If internal design groups expand their intellectual property component offerings to compete directly with our intellectual property components or actively seek to participate as vendors in the intellectual property component market, our revenue and operating results could be negatively affected.

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

Our ability to compete successfully in the market for intellectual property components will depend upon numerous factors, many of which are beyond our control including, but not limited to:

•	continued market acceptance of products using integrated circuits and industry and general economic conditions;

•	access to adequate electronic design automation tools, many of which are licensed from our current or potential competitors;

•	access to adequate technical information from integrated circuit manufacturers, many of which are actual or potential competitors;

•	our ability to implement existing and new designs at smaller process geometries;

•	our ability to expand and protect our intellectual property;

•	our ability to manage our staffing levels to respond to increases in customer demand for specific products or services that may occur from time to time;

•	the price, quality and timing of our new intellectual property components and those of our competitors;

•	the emergence of new intellectual property component interchangeability standards;

•	the widespread licensing of intellectual property components by integrated circuit manufacturers or their design groups to third party manufacturers;

•	market acceptance of our intellectual property components; and

•	success of competitive intellectual property components.

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

For example, during fiscal 2004, the trading price of our common stock on the Nasdaq National Market has ranged from a high of $29.74 to a low of $15.09. If our revenue and results of operations are below the expectations of public market securities analysts or investors, significant fluctuations in the market price of our common stock could occur. In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the marketprices for high technology companies and often are unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has occurred against that company. The litigation could result in substantial costs and would at a minimum divert management’s attention and resources, which could have a material adverse effect on our business, which could further reduce our stock price. Any adverse decision in the litigation could also subject us to significant liabilities.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Technology companies in general and Artisan in particular have a history of depending upon and using broad based employee stock option programs to hire, incentivize and retain employees in a competitive marketplace. Any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options would have a significant negative effect on our reported results. On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, Share-Based Payment: an amendment of FASB Statements No. 123 and 95, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning after June 15, 2005 and subsequent reporting periods. Currently, we do not recognize compensation expense for stock options, other than amortization of deferred compensation related to options assumed in purchase business combinations. Such a change would result in lower reported earnings per share which may negatively impact our future stock price. In addition, such a change could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

On August 22, 2004, the stockholder rights plan was amended to exclude the proposed merger with ARM Holdings plc and the transactions contemplated by the merger agreement with ARM from the definition of an event that would cause the separation and distribution of the rights. On August 23, 2004, we announced that we had entered into a definitive merger agreement with ARM Holdings plc and Salt Acquisition Corporation under which ARM will acquire us.

RISKS RELATED TO THE MERGER WITH ARM AND THE MERGER CONSIDERATION

The value of the merger consideration that Artisan stockholders will receive in the proposed merger with ARM will depend on the value of ARM ADSs or ARM ordinary shares at the time the merger is completed and may therefore decrease in value.

Under the terms of the merger agreement between us, ARM and its wholly-owned subsidiary, upon completion of the merger, Artisan stockholders, other than stockholders who properly exercise appraisal rights under Delaware law, will receive for each share of Artisan common stock, on average, $9.60 in cash and 4.41 ARM ADSs, (or, in the alternative, 13.23 ARM ordinary shares). Because the value of the merger consideration depends in part on the value of an ARM American Depository Share, or ADS, or ARM ordinary share at the time the merger is completed, the value of the per share merger consideration that Artisan stockholders will receive in the merger cannot now be determined. Artisan stockholders will have the right to elect to receive consideration in cash or ARM ADSs (or ARM ordinary shares), or a combination thereof, subject to proration. The total aggregate consideration, assuming no dissenting shares, being paid for all shares of Artisan common stock, will be $9.60 in cash multiplied by the number of shares of Artisan common stock outstanding at the effective time of the merger, plus 4.41 ARM ADSs (or, in the alternative, 13.23 ARM ordinary shares), multiplied by the number of shares of Artisan common stock outstanding at the effective time of the merger. Using the number of shares of Artisan common stock outstanding as of September 1, 2004, and assuming no dissenting shares, a maximum of approximately $229 million in cash would be paid to Artisan stockholders.

As the average per share exchange ratio is fixed, the aggregate number of ARM ADSs or ARM ordinary shares that Artisan stockholders will receive in the merger will not change, even if the market prices of ARM ADSs or ARM ordinary shares changes. There will be no adjustment to the average per share exchange ratio or any right to terminate the merger agreement or the merger based solely on fluctuations in the prices of ARM ADSs or ARM ordinary shares. In addition, general market fluctuations may adversely affect the market prices of ARM ADSs or ARM ordinary shares. The market prices of ARM ADSs or ARM ordinary shares upon and after completion of the merger could be lower than the market prices on the date of the merger agreement, their current market prices or their respective prices on the date that any election to receive any particular form of merger consideration may be made.

The form or mix of merger consideration that an Artisan stockholder receives may be different from the form or mix of consideration that an Artisan stockholder has elected to receive. Artisan stockholders will not know the actual form or mix of consideration that they will receive at the time they vote on the merger.

The total amount of cash and the number of ARM ADSs (or ARM ordinary shares) that will be paid to all Artisan stockholders is fixed and will be allocated among stockholders according to formulas set forth in the merger agreement. The amount of cash, ARM ADSs (or ARM ordinary shares) or a combination thereof that an Artisan stockholder receives in the merger will depend on whether the stockholder has submitted an election form, what the stockholder has elected to receive and the elections made by all other stockholders. It will also depend on the volume weighted average of the trading prices of ARM ADSs on the Nasdaq National Market during 10 random trading days selected from the 20 trading days ending on and including the second trading day prior to the closing of the merger. Accordingly, the form or mix of merger consideration that an Artisan stockholder receives may be different from the form or mix that the Artisan stockholder elected to receive. A stockholder that elects to receive only cash could receive a combination of cash and ARM ADSs (or ARM ordinary shares), and a stockholder that elects to receive only ARM ADSs (or ARM ordinary shares) could receive a combination of ARM ADSs (or ARM ordinary shares) and cash.

The form or mix of merger consideration that an Artisan stockholder receives may impact the tax consequences for that Artisan stockholder.

Assuming the merger qualifies as a reorganization for U.S. federal income tax purposes, an Artisan stockholder that has elected to receive, and does in fact receive, only ARM ADSs (or ARM ordinary shares) generally will not recognize gain or loss in the merger for U.S. federal income tax purposes, other than with respect to cash received instead of fractional shares. An Artisan stockholder that has elected to receive, and does in fact receive, only cash generally will recognize any gain or loss in the merger for U.S. federal income tax purposes. If, however, a stockholder receives a combination of cash and ARM ADSs (or ARM ordinary shares) (regardless of whether such stockholder elected to receive only cash or only ARM ADSs (or ARM ordinary shares)), that stockholder generally will recognize gain for U.S. federal income tax purposes, if any, to the extent of the cash received, but will not be able to recognize loss, if any.

The allocation of the merger consideration cannot be determined until after the merger is completed. Therefore, Artisan stockholders will not know the actual form or mix of consideration they will each receive at the time they vote on the merger.

The value that all Artisan stockholders are entitled to receive will be the same based on a specified measurement period, regardless of whether they receive cash or stock. However, the value of the consideration received by stockholders may differ at the time the merger consideration is actually paid because of fluctuations in the price of ARM ADSs (or ARM ordinary shares).

The value of the merger consideration Artisan stockholders receive will be the same whether a stockholder receives cash, ARM ADSs (or ARM ordinary shares) or a combination thereof based upon a formula for determining the merger consideration which is derived from the volume weighted average of the trading prices of ARM ADSs on the Nasdaq National Market during 10 random trading days selected from the 20 trading days ending on and including the second trading day prior to the closing of the merger. However, the current market value of an ARM ADS (or ARM ordinary share) on the date the merger consideration is paid to an Artisan stockholder is likely to be different from the average price of an ARM ADS. Thus, the current value of the per share merger consideration, on the dates that Artisan stockholders actually receive the merger consideration, is likely to differ depending upon the mix of cash and/or ARM ADSs (or ARM ordinary shares) received by each stockholder and the share prices of the ARM ADSs (or ARM ordinary shares) on the date on which the individual stockholder receives the merger consideration to which that stockholder is entitled.

Our officers and directors have potential conflicts of interest that could have affected their decision to support the merger.

Our officers and directors have potential conflicts of interest that could have affected their decision to support the merger, including:

•	Mr. Templeton, our chief executive officer, and Mr. Lanza, our chairman, will become directors of ARM and Mr. Lanza will be appointed to the nomination committee of ARM’s board of directors;

•	Mr. Lanza will enter into an offer letter with ARM in connection with becoming a director of ARM pursuant to which he will receive cash consideration and other benefits;

•	Mr. Templeton and Mr. Dickinson, our chief operating officer, are expected to enter into employment agreements with ARM that will become effective upon the closing of the merger;

•	Artisan’s executive officers may be entitled to severance payments and the acceleration of the vesting of options in the event that their employment is terminated without cause or deemed to have been constructively terminated following the merger;

•	options held by our non-employee directors will accelerate in connection with the merger regardless of whether the non-employee director joins ARM’s board of directors;

•	the combined company will indemnify all current and former directors and officers of Artisan for liabilities for acts or omissions occurring at or prior to the effective time of the merger to the fullest extent permitted by law or as provided in our current organizational documents and existing indemnification agreements in effect as of the date of the merger agreement for a period of six years from the effective time of the merger; and

•	ARM has also agreed to indemnify Mr. Templeton and Mr. Lanza in connection with their agreement to be appointed to ARM’s board of directors after the merger is completed with respect to liabilities they may incur including as a result of the listing particulars and shareholders’ circular published by ARM.

Because of these interests, our directors and officers may be inclined to support a transaction which other stockholders do not view favorably. In addition, the number of shares required to adopt the merger agreement is less than an absolute majority of Artisan’s outstanding common stock because directors and officers holding approximately 5% of Artisan’s outstanding common stock as of October 31, 2004 have agreed to vote their shares in favor of adoption of the merger agreement.

Uncertainty related to the merger could harm our customer and foundry relationships.

In response to the announcement of the proposed merger, our current and prospective customers may delay or defer purchasing decisions. If our customers delay or defer purchasing decisions, our revenues could materially decline or any anticipated increases in revenues could be lower than expected.

In addition, foundry partners may be concerned about continued development and support of certain of our current or announced products. These foundry partners may also be doubtful that the combined company will continue our licensing model including, but not limited to, royalty credits for future designs and free access to our intellectual property components for integrated circuit designers. As a result, foundry partners may be reluctant to continue negotiation of or to enter into new agreements with us. Foundry partners could also be reluctant to rely on a single vendor for a broad array of intellectual property components and could select another vendor to provide them with products formerly supplied by us. Foundry partners could also name another vendor as their vendor of choice to their customers.

Third parties may terminate or alter existing contracts with us.

We have contracts with suppliers, distributors, customers, licensors and other business partners. Various contracts require us to obtain consent from these other parties in connection with the merger. If these third party consents cannot be obtained on favorable terms, the combined company may suffer a loss of potential future revenue and may lose rights to facilities, intellectual property or other rights that are material to the business of the combined company.

The rights of holders of ARM ADSs to be issued in the merger will not be the same as the rights of holders of ARM ordinary shares.

The rights and terms of the ARM ADSs are designed to replicate, to the extent reasonably practicable, the rights of ARM ordinary shares, for which there is no active trading market in the United States. However, because of aspects of U.K. law, ARM’s memorandum of association and ARM’s articles of association and the terms of the deposit agreement under which the ARM ADSs are issued, the rights of holders of ARM ADRs are not identical to, and, in some respects, are less favorable than, the rights of holders of ARM ordinary shares. At the ARM extraordinary general meeting to be held in connection with the merger, the shareholders of ARM will consider and vote on a proposal to amend ARM’s articles of association to, among other things, approve the expansion of rights of holders of ARM ADSs. Approval of the proposal to amend ARM’s articles of association will require the approval of 75% or more of the votes cast at the ARM extraordinary general meeting. The approval of this proposal is not a condition to completion of the merger.

We expect to incur significant costs associated with the merger.

We estimate that we will incur direct transaction costs of approximately $14 million in connection with the merger, of which approximately $1.8 million had been incurred as of September 30, 2004. Our costs in connection with the merger are expensed in the periods in which they are incurred. In addition, the merger with ARM has required and is expected to continue to require substantial management time, attention and resources. We believe the combined company may incur charges to operations, but cannot reasonably estimate those costs at this time, in the quarter in which the merger is completed, to reflect costs associated with integrating the two companies. There is no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

If the merger is not completed, our share price and future business and operations could be harmed.

If the merger is not completed, our share price and future businesses and operations could be harmed and may be subject to certain material risks, such as:

•	the price of our shares may change to the extent that the current market price of our shares reflects an assumption that the merger will be completed;

•	our costs related to the merger, such as legal, accounting and some of the fees of our financial advisors, must be paid even if the merger is not completed; and

•	under certain circumstances, we may be required to pay ARM a termination fee of $31 million or $18 million, as the case may be.

Further, if the merger is terminated and our board of directors determines to seek another merger or business combination, we may not be able to find a merger partner. Any other merger partner may not be willing to pay an equivalent, higher or more attractive merger consideration than that which is proposed to be paid by ARM in the merger. While the merger agreement is in effect, subject to specified exceptions, we may not take any action to solicit, initiate or knowingly facilitate or encourage any takeover proposal or enter into or participate in negotiations or discussions with, disclose any information relating to Artisan or any of our subsidiaries to, or afford access to the business, properties, assets, books or records of Artisan or any of its subsidiaries, or otherwise cooperate in any way with any person that has made or is seeking to make, a takeover proposal.

Provisions of the merger agreement may discourage other companies from entering into a merger or other business combination with us which might otherwise benefit our stockholders.

The merger agreement prohibits us, subject to certain limited exceptions, from soliciting or encouraging any discussions regarding a proposal to enter into any business combination with any party other than ARM. Under specified circumstances, we may be required to pay ARM a termination fee of $31 million or $18 million, as the case may be. The merger agreement also provides that subject to certain limited exceptions, ARM is prohibited from entering into certain business combinations that would delay the closing of the merger, result in a transaction that would be required to be reported by ARM as the acquisition of a significant subsidiary or would create a substantial risk that the merger would not receive antitrust approval. Under certain circumstances, ARM may be required to pay us an $18 million termination fee. These restrictions may discourage other companies from entering into a merger or other business combination with us which might otherwise benefit our stockholders.

The merger may be completed even though there has been a material adverse effect on us or ARM.

In general, each party can refuse to complete the merger if there is a material adverse effect affecting the other party between the date of the signing of the merger agreement, August 22, 2004, and the closing of the merger. However, certain types of changes will not prevent the merger from going forward, even if they would have a material adverse effect on ARM or Artisan, including:

•	changes in the market prices or trading volumes of Artisan or ARM stock;

•	changes, circumstances or conditions affecting the industries, as a whole, in which ARM and Artisan participate, if those changes, circumstances or conditions do not disproportionately affect either or both of Artisan or ARM;

•	changes, circumstances or conditions in U.S. financial markets or, in the case of ARM, U.K. financial markets, if those changes, circumstances or conditions do not disproportionately affect either or both of Artisan or ARM;

•	changes in law or U.S. GAAP or, in the case of ARM, U.K. GAAP, if those changes do not disproportionately affect either or both of Artisan or ARM; and

•	any effects that ARM or Artisan can prove primarily resulted from the announcement or pendency of the merger.

If an adverse change occurs but ARM and Artisan must still complete the merger, ARM’s share price may suffer.

RISKS RELATED TO THE COMBINED COMPANY

The combined company may not realize the anticipated benefits of the merger.

The merger involves the integration of two companies that have previously operated independently. There can be no assurance, however, regarding when or the extent to which the combined company will be able to realize the benefits anticipated to result from the merger, including increased revenues, cost savings or other benefits. The combined company must integrate numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance. ARM and Artisan have a number of information systems that are dissimilar, which will have to be integrated, or, in some cases, replaced. Difficulties associated with integrating ARM and Artisan, which could be exacerbated because they are headquartered in different countries, could have a material adverse effect on the combined company and the value of ARM ADSs or ARM ordinary shares. In addition, under U.S. GAAP, ARM may not be able to record as revenue amounts classified as deferred revenue on our balance sheet at the effective time of the merger even though the combined company will be required to provide those products or services to which the deferred revenue relates. Accordingly, the amounts recorded as deferred revenue in our balance sheet at the merger date may not result in an equal amount of revenue being recognized by the combined business following completion of the merger.

The issuance of ARM ADSs and ARM ordinary shares pursuant to the merger and any future sale of substantial amounts of ARM ADSs or ARM ordinary shares could adversely affect ARM’s share price.

In connection with the merger, ARM expects to issue to our stockholders approximately 105 million ADSs (or 316 million ARM ordinary shares) or approximately 24% of the total number of the outstanding shares of ARM following the merger, based on ARM ordinary shares and shares of our common stock outstanding on September 1, 2004. In addition, ARM will assume all outstanding options to purchase shares of Artisan common stock, which as of September 1, 2004 was approximately 5.6 million, which would be converted into options to acquire approximately 110 million ARM ordinary shares at the closing of the merger assuming the value of an ARM ADS is the closing price on the Nasdaq National Market of an ARM ADS on September 22, 2004. Other than shares held by affiliates of Artisan or ARM, ARM ADSs or ARM ordinary shares, as the case may be, that are issued to Artisan stockholders, including upon the exercise of outstanding options will be freely tradable without restrictions or further registration under the Securities Act. Sales by Artisan stockholders acquiring ARM shares pursuant to the merger could adversely affect the market prices of ARM ADSs or ARM ordinary shares, as the case may be, by increasing the supply of shares available for sale compared to the demand. These sales may also make it more difficult for ARM to sell equity securities in the future at a time and price that ARM deems appropriate.

The merger could cause ARM or Artisan to lose key personnel, which could materially affect the combined company’s business and require the combined company to incur substantial costs to recruit replacements for lost personnel.

As a result of the announcement of the merger agreement, current and prospective ARM and Artisan employees could experience uncertainty about their future roles within ARM. This uncertainty may adversely affect the ability of the combined company to attract and retain key management, sales, marketing and technical personnel. ARM and Artisan employees may be concerned about the strategic focus and direction of the combined company, among other things, and seek to find employment elsewhere. Because ARM’s and Artisan’s boards of directors believe the combined company’s success will depend in part on whether it can enhance and introduce new generations of ARM and Artisan technology, ARM’s and Artisan’s boards of directors also believe the combined company will be particularly dependent on its ability to identify, attract, motivate and retain qualified engineers with the requisite educational background and industry experience. Competition for qualified personnel, particularly those with significant industry experience, is intense. Any failure to attract and retain key personnel prior to and after the consummation of the merger could have a material adverse effect on the business of the combined company.

The combined company’s business will be adversely affected if the combined company cannot manage the significant changes in the number of its employees and the size of its operations in the United States.

As a result of the merger, the combined company will significantly increase the number of its employees and the size of its operations in the United States. ARM will acquire approximately 339 employees of Artisan, a substantial number of whom are located in the United States. To date, most of ARM’s employees have been based in Cambridge, United Kingdom, Austin, Texas and Los Gatos, California. These significant changes in headcount may place a significant strain on the combined company’s management and other resources. The combined company will face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs in different jurisdictions.

If the combined company is unable to manage its headcount, expenses, technological integration and the scope of its operations effectively, the cost and quality of the combined company’s products may suffer and the combined company may be unable to attract and retain key personnel and develop and market new products. Further, the inability to successfully manage the substantially larger and geographically more diverse organization, or any significant delay in that integration, could have a material adverse effect on the combined company after the merger and, as a result, on the market prices of ARM ADSs and ARM ordinary shares.

The combined company’s future capital needs may require that the combined company seek debt financing or additional equity funding which, if not available, could cause the business of the combined company to suffer.

From time to time, the combined company may be required to raise additional funds for its future capital needs through public or private financing, strategic relationships or other arrangements. There can be no assurance that the funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional financing arrangements may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the combined company to relinquish its rights to certain of its technologies or products. The combined company’s failure to raise capital when needed could have a material adverse effect on the business of the combined company.

The combined company’s business and future operating results may be adversely affected by events outside of its control and by the cyclical nature of the integrated circuit industry.

The combined company’s business and operating results will be vulnerable to interruption by events outside of its control, such as earthquakes, fire, power loss, telecommunications failures, political instability, military conflict and uncertainties arising out of terrorist attacks, including a global economic slowdown, the economic consequences of additional military action or additional terrorist activities and associated political instability, and the effect of heightened security concerns on domestic and international travel and commerce.

The integrated circuit markets are cyclical and suffered significant downturns in 2001, 2002 and 2003. The primary customers for the combined company’s products are integrated circuit design and manufacturing companies. Any significant downturn in such customers’ demand could adversely affect the business of the combined company.

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

The table below presents the carrying value and related weighted average interest rates for our cash, cash equivalents and marketable securities. The carrying values approximate fair values at September 30, 2004 and 2003. At September 30, 2004, marketable securities consisted of $35.7 million with a maturity date of less than one year and $17.8 million with a maturity date of greater than one year.

Cash, cash equivalents and marketable securities:	Carrying Value at September 30, 2004 (In Thousands)	Average Rate of Return at September 30, 2004 (Annualized)	Carrying Value at September 30, 2003 (In Thousands)	Average Rate of Return at September 30, 2003 (Annualized)
Cash and cash equivalents—variable rate	$59,745	0.8%	$71,093	0.8%
Money market funds—variable rate	20,743	0.8%	4,978	0.8%
Cash and cash equivalents—fixed rate	19,709	1.6%	22,770	1.1%

Total cash and cash equivalents	100,197		98,841
Marketable securities—fixed rate	53,509	1.9%	15,425	2.1%

Total cash, cash equivalents and marketable securities	$153,706		$114,266

Currency Risk

Historically, a large portion of our total revenue has been generated from outside of the United States. International revenue as a percentage of our total revenue was approximately 77% for fiscal 2004, 69% for fiscal 2003 and 75% for fiscal 2002. We anticipate that international revenue will remain a substantial portion of our total revenue in the future. As all of our sales are currently denominated in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes. We have not historically engaged in any foreign currency hedging transactions.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Consolidated Financial Statements that appears on page F-1 of this report. The Report of PricewaterhouseCoopers LLP, independent registered public accounting firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this report, are incorporated by reference into this Item 8.

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

	Three Months Ended,
	Sep 30, 2004	June 30, 2004	Mar 31, 2004	Dec 31, 2003	Sep 30, 2003	June 30, 2003	Mar 31, 2003	Dec 31, 2002
	(Unaudited, in thousands except per share data)
Revenue:
License	$15,650	$14,162	$15,254	$12,388	$16,450	$15,606	$13,945	$11,969
Net Royalty	9,490	7,811	6,114	7,674	3,038	3,313	2,177	2,015

Total revenue	25,140	21,973	21,368	20,062	19,488	18,919	16,122	13,984

Costs and expenses
Cost of revenue	5,056	5,653	5,018	4,399	4,801	4,941	3,581	3,906
Product development	4,560	4,019	4,723	5,156	4,991	5,695	4,756	2,935
Sales and marketing	3,837	3,857	3,920	3,744	4,100	4,092	3,226	3,104
General and administrative (1)	3,838	1,894	1,886	1,663	1,567	1,586	1,838	1,395
In-process research and development	—	—	—	—	—	—	520	—
Amortization of purchased intangible assets	896	896	896	1,341	1,457	1,511	907	492

Total costs and expenses	18,187	16,319	16,443	16,303	16,916	17,825	14,828	11,832

Operating income	6,953	5,654	4,925	3,759	2,572	1,094	1,294	2,152
Interest and other income, net	514	445	357	325	345	614	175	203

Income before provision (benefit) for income taxes	7,467	6,099	5,282	4,084	2,917	1,708	1,469	2,355
Provision for (benefit from) income taxes	2,946	(130)	496	375	379	274	263	190

Net income	$4,521	$6,229	$4,786	$3,709	$2,538	$1,434	$1,206	$2,165

Net income per share:
Basic	$0.19	$0.27	$0.21	$0.17	$0.12	$0.07	$0.07	$0.13
Diluted	$0.18	$0.25	$0.19	$0.15	$0.10	$0.06	$0.06	$0.11

(1)	For the quarter ended September 30, 2004, includes $1.8 million in costs associated with the proposed merger with ARM Holdings plc.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures:    Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting:    We continue to enhance our internal control over financial reporting by adding resources in key functional areas and bringing our operations up to the level of documentation, segregation of duties, systems security, and transactional control procedures required under the new Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board. Our documentation and testing of our internal controls over financial reporting to date have identified certain gaps in the documentation and design of internal controls over financial reporting that we are in the process of remediating. We routinely discuss and disclose these matters to the audit committee of our board of directors.

During the period covered by this Annual Report on form 10-K there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management

The following table lists our executive officers and directors as of October 1, 2004:

Name	Age	Position
Mark R. Templeton	45	President, Chief Executive Officer and Director

Joy E. Leo	43	Vice President, Finance and Administration, Chief Financial Officer and Secretary

Scott T. Becker	44	Chief Technical Officer and Director

Harry Dickinson	56	Chief Operating Officer

Dhrumil Gandhi	47	Senior Vice President, Product Technology

Brent Dichter	43	Vice President, Engineering

Neal Carney	48	Vice President, Marketing

Edward Boule	62	Vice President, Asia and Japan Sales

J. Callan Carpenter	41	Vice President and General Manager, Analog/Mixed-Signal Business Unit

R. Keith Hopkins	46	Vice President Sales, North America and Europe

Lucio L. Lanza(1)(3)	60	Chairman of the Board

R. Stephen Heinrichs(1)(2)(3)	57	Director

Morio Kurosaki	47	Director

Robert P. Latta(2)(3)	50	Director

Leon Malmed(1)(2)	66	Director

(1)	Member of audit committee
(2)	Member of compensation committee
(3)	Member of nominating and governance committee

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

Dhrumil Gandhi has served as our senior vice president of product technology since May 2001. From May 1993 to May 2001, Mr. Gandhi served as our vice president of engineering. From July 1983 to May 1993, he served as senior manager for advanced application specific integrated circuit design systems at Mentor Graphics Corporation.

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

R. Keith Hopkins has served as our vice president sales, North America and Europe since January 2004. From October 2000 to January 2004, Mr. Hopkins was vice president, worldwide sales at Denali Software, Inc., an electronic design automation company. From November 1999 to August 2000, he was vice president, sales and business development at ClickServices.com, Inc., a wireless software and infrastructure company. From October 1988 to November 1999, he held various sales and account management positions at Mentor Graphics Corporation, including the position of western area sales director from January 1998 to November 1999.

Lucio L. Lanza has served as one of our directors since March 1996 and was named Chairman of the Board of Directors in November 1997. He is currently Managing Director of Lanza techVentures, an early stage venture capital and investment firm, which he founded in January 2001. Mr. Lanza joined U.S. Venture Partners, a venture capital firm, as a venture partner in 1990 and was a general partner of U.S. Venture Partners from November 1996 through December 2001. From 1990 to 1995, Mr. Lanza also served as an independent consultant to integrated circuit, communications and computer-aided design companies, including Cadence Design Systems, Inc., an EDA company. Prior to 1990, he served as an executive with several EDA and semiconductor companies, including EDA Systems, Inc., Daisy System Corp., Intel Corporation and Olivetti Corporation. Mr. Lanza also serves on the board of directors and as Chairman of PDF Solutions, Inc., a provider of technologies to improve integrated circuit manufacturing yields.

R. Stephen Heinrichs has served as one of our directors since January 22, 2003. Mr. Heinrichs is a member of the Board of Directors of Avistar Communications Corporation (“Avistar”), a video communications company he co-founded. From 1993 until his retirement in April 2001, Mr. Heinrichs was Chief Financial Officer and Corporate Secretary of Avistar and its subsidiaries. Mr. Heinrichs is a Certified Public Accountant.

Morio Kurosaki has served as one of our directors since March 7, 2001. Mr. Kurosaki has served as President and CEO of IT-Farm Corporation, a Japanese incubation fund management firm, since November 1999. In 1988, Mr. Kurosaki founded Aisys Corporation, a Japanese business development firm that supports the entry of non-Japanese companies into the Japanese market. Mr. Kurosaki served as a managing general partner of Aisys from 1988 through June 2002. Prior to 1988, Mr. Kurosaki held various sales and account management positions at Western Digital Japan, Daisy Systems Japan and then Intel Japan. Mr. Kurosaki serves on the board of directors of IT-Farm Corporation.

Robert P. Latta has served as one of our directors since March 6, 2003. Mr. Latta is a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation (“WSGR”). Mr. Latta joined WSGR in 1979 and has been a member since 1984. Mr. Latta specializes in venture-backed start-ups, public offerings and mergers and acquisitions. Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997. Mr. Latta serves on the board of directors of Avistar.

Leon Malmed has served as one of our directors since April 2000. Mr. Malmed retired from the position of senior vice president of sales and marketing at SanDisk Corporation, a flash data storage company, in March 2000. Mr. Malmed joined SanDisk in December 1992. Prior to 1992, he served as an executive with several data storage companies including Maxtor Corp., Quantum Corp. and SyQuest Technology, Inc. Mr. Malmed serves on the board of directors of Socket Communications, Inc.

Board Meetings and Committees

The Board of Directors of the Company held a total of eight (8) regularly scheduled meetings and one (1) special meeting during fiscal 2004 and acted by unanimous written consent two (2) times. All directors attended greater than 75% of the meetings of the Board of Directors and committees thereof, if any, upon which such director served either in person or telephonically, except that Morio Kurosaki attended five of the nine meetings of the Board of Directors in fiscal 2004. The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Governance Committee.

Audit Committee

The Audit Committee was established on January 9, 1998, at which time the Board of Directors adopted a written charter for the Audit Committee. The Audit Committee Charter was amended and restated by the Board of Directors on October 21, 2003.

The purpose of the Audit Committee is to oversee and monitor the accounting and financial reporting processes of the Company, the audits of the financial statements of the Company, the qualifications, independence and performance of our independent accountants and our internal accounting and financial controls. Since January 29, 2003, the Audit Committee has consisted of Stephen Heinrichs, Lucio Lanza, and Leon Malmed, who continue to serve in such capacity as of October 1, 2004. Our Board of Directors has determined that R. Stephen Heinrichs is an “audit committee financial expert” as defined in the rules of the Securities and Exchange Commission. Mr. Heinrichs is “independent,” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. The Audit Committee met eight (8) times during fiscal 2004 and acted by unanimous written consent four (4) times during fiscal 2004. The members of the Audit Committee who served during fiscal 2004 are “independent” as defined under Rule 4200(a)(15) of the National Association of Securities Dealers listing standards.

Compensation Committee

The Compensation Committee was established on January 9, 1998, at which time the Board of Directors adopted a written Charter for the Compensation Committee. The Compensation Committee Charter was amended and restated by the Board of Directors on October 21, 2003. The Compensation Committee is responsible for determining salaries, incentives and other forms of compensation for executive officers and other employees of the Company and administers various incentive compensation and benefit plans. Since April 9, 2003, the Compensation Committee has consisted of Robert Latta, Leon Malmed and Stephen Heinrichs, who continue to serve in such capacity as of October 1, 2004. The Compensation Committee met nine (9) times during fiscal 2004. The Compensation Committee acted by unanimous written consent nine (9) times during fiscal 2004.

Nominating and Governance Committee

The Nominating and Governance Committee of the Board of Directors was established on November 21, 2002, at which time the Board of Directors adopted a Charter for the Committee. The Nominating and Governance Committee Charter was amended and restated by the Board of Directors on October 21, 2003. A copy of the amended and restated Nominating and Governance Committee Charter is available at our website (www.artisan.com) from the “Investors” pull down menu under “Company Information.” The Nominating and Governance Committee is expected to identify, evaluate and recommend nominees for the Board of Directors for purposes of each annual meeting of stockholders, evaluate the composition, organization and governance of the Board of Directors and its committees and develop and recommend corporate governance principles and policies applicable to the Company. Since April 9, 2003, the Nominating and Governance Committee has consisted of Lucio Lanza, Robert Latta and Stephen Heinrichs, who continue to serve in such capacity as of October 1, 2004. The Nominating and Governance Committee met eight (8) times and acted by written consent once during fiscal 2004.

It is the policy of the Nominating and Governance Committee to consider both recommendations and nominations for candidates to the Board of Directors from stockholders. Stockholder recommendations for candidates to the Board of Directors must be directed in writing to Artisan Components, Inc., Corporate Secretary, 141 Caspian Court, Sunnyvale, CA 94089, and must include: the candidate’s name, age, business address and residence address, the candidate’s principal occupation or employment, the number of shares of the Company which are beneficially owned by such candidate, a description of all arrangements or understandings between the stockholder making such nomination and each candidate and any other person or persons (naming such person or persons) pursuant to which the nominations are to be made by the stockholder, detailed biographical data and qualifications and information regarding any relationships between the candidate and the Company within the last three years, and any other information relating to such nominee that is required to be disclosed in solicitations of proxies for elections of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. A stockholder’s recommendation to the Secretary must also set forth: the name and address, as they appear on our books, of the stockholder making such recommendation, the class and number of shares of the Company which are beneficially owned by the stockholder and the date such shares were acquired by the stockholder, any material interest of the stockholder in such nomination, any other information that is required to be provided by the stockholder pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, in his capacity as a proponent to a stockholder proposal, and a statement from the recommending stockholder in support of the candidate, references for the candidate, and an indication of the candidate’s willingness to serve, if elected.

Our bylaws establish an advance notice procedure with regard to certain matters, including stockholder proposals and director nominations, which are properly brought before an annual meeting of stockholders. To be timely, a stockholder’s notice must be delivered to or mailed and received at our principal executive offices not less than 120 calendar days prior to the date proxy statements were mailed to stockholders in connection with the previous year’s annual meeting of stockholders. In the event that no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than thirty (30) days from the date contemplated at the time of the previous year’s proxy statement, notice by the stockholder to be timely must be so received a reasonable time before the solicitation is made.

Except as may be required by rules promulgated by Nasdaq or the SEC, there are currently no specific, minimum qualifications that must be met by each candidate for the Board of Directors, nor are there specific qualities or skills that are necessary for one or more of the members of the Board of Directors to possess.

In identifying and evaluating the individuals that it selects, or recommends that the Board of Directors select, as director nominees, the Nominating and Governance Committee utilizes the following process:

•	The Committee reviews the qualifications of any candidates who have been properly recommended or nominated by the stockholders, as well as those candidates who have been identified by management, individual members of the Board of Directors or, if the Committee determines, a search firm.

•	The Committee evaluates the performance and qualifications of individual members of the Board of Directors eligible for re-election at the annual meeting of stockholders.

•	The Committee considers the suitability of each candidate, including the current members of the Board of Directors, in light of the current size and composition of the Board of Directors. In evaluating the suitability of the candidates, the Committee considers many factors, including, among other things, issues of character, judgment, independence, age, expertise, diversity of experience, length of service, other commitments and the like. The Committee evaluates such factors, among others, and considers each individual candidate in the context of the current perceived needs of the Board of Directors as a whole.

•	After such review and consideration, the Committee selects, or recommends that the Board of Directors select, the slate of director nominees, either at a meeting of the Committee at which a quorum is present or by unanimous written consent of the Committee.

•	The Committee will endeavor to notify, or cause to be notified, all director candidates of its decision as to whether to nominate such individual for election to the Board of Directors.

The members of the Nominating and Governance Committee are all “independent directors” as defined in Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ending September 30, 2004 all executive officers, directors and greater than ten percent stockholders complied with all applicable filing requirements, except as follows: a Form 4 for Scott Becker, Chief Technical Officer and Director of the Company, was filed on

November 13, 2003 reporting a transaction that occurred on November 7, 2003; a Form 4 for Mr. Becker was filed on December 4, 2003 reporting a transaction that occurred on November 14, 2003; a Form 4 for Mr. Becker was filed on February 9, 2004 reporting a transaction that occurred on January 30, 2004; and a Form 4 for Mr. Becker was filed on October 17, 2004 reporting a transaction that occurred on October 9, 2004.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics, which applies to employees generally, is posted on our Internet website. The Internet address for our website is http://www.artisan.com, and the code of ethics may be found as follows:

1. From our main Web page, from the “Company” pull-down menu click on “About Artisan.”

2. Next, click on “Code of Business Conduct and Ethics” link from the selections on the right side of the screen.

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth total compensation for the fiscal years ended September 30, 2004, 2003 and 2002 for the Chief Executive Officer and each of the next four most highly compensated executive officers (the “Named Executive Officers”):

	Fiscal Year	Annual Compensation (1)		Long-Term Compensation Awards	All Other Compensation (3)
Number of Securities Underlying Options (2)
Name and Principal Position		Salary	Bonus
Mark R. Templeton President and Chief Executive Officer	2004 2003 2002	$278,128 275,000 232,858	$200,000 200,000 208,103	34,500 — 60,000	$2,940 1,105 2,713

Joy E. Leo Vice President, Finance and Administration, Chief Financial Officer and Secretary	2004 2003 2002	232,126 231,000 224,583	160,000 149,000 93,500	33,000 — 45,000	3,018 2,815 2,899

Harry Dickinson Chief Operating Officer	2004 2003 2002	213,252 212,217 208,007	140,000 157,783 106,500	22,000 — 13,806	3,250 3,000 3,240

Brent Dichter Vice President, Engineering	2004 2003 2002	201,126 200,001 191,250	140,000 105,000 61,000	19,000 — 16,438	3,395 2,250 2,435

Edward Boule Vice President, Asia Pacific Sales	2004 2003 2002	170,000 170,000 160,000	175,785 168,535 128,782	6,000 60,000 7,500	3,250 3,000 2,757

(1)	Other than salary and bonus described herein, we did not pay the persons named in the Summary Compensation Table any compensation, including incidental personal benefits, in excess of 10% of such executive officer’s salary.
(2)	These shares are subject to stock options granted under the 1993 Plan, 2000 Plan, and the 2003 Plan.
(3)	Represents our standard matching contributions under our 401(k) plan, and for 2002, Mark R. Templeton’s health benefit insurance premiums in excess of our standard plan.

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information concerning each grant of options to purchase our common stock made during the fiscal year ended September 30, 2004 to the Named Executive Officers.

	Individual Grants				Potential Realizable Value Minus Exercise Price at Assumed Annual Rate of Stock Price Appreciation for Option Term (1)
	Number of Securities Underlying Options Granted (2)	Percent of Total Options Granted to Employees in Fiscal Year (3)	Exercise Price Per Share	Expiration Date
Name					5%	10%
Mark R. Templeton	25,000	1.66	$16.07	10/23/13	$252,658	$640,286
Mark R. Templeton	9,500	0.63	23.88	8/20/14	142,671	361,556
Joy E. Leo	15,000	1.00	16.07	10/23/13	151,595	384,172
Joy E. Leo	18,000	1.19	23.88	8/20/14	270,324	685,054
Harry Dickinson	14,000	0.93	16.07	10/23/13	141,489	358,560
Harry Dickinson	8,000	0.53	23.88	8/20/14	120,144	304,469
Brent Dichter	13,000	0.86	16.07	10/23/13	131,382	332,949
Brent Dichter	6,000	0.40	23.88	8/20/14	90,108	228,351
Edward Boule	6,000	0.40	23.88	8/20/14	90,108	228,351

(1)	Potential realizable value is based on the assumption that our common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the 10 year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price growth. There is no assurance provided to any executive officer or any other holder of our securities that the actual stock price appreciation over the term of the option will be at the assumed 5% or 10% annual rates of compounded stock price appreciation or at any other defined level. No value will be realized from the option grants made to the officers of the Company unless the market price of our common stock appreciates over the option term.
(2)	All options shown granted in fiscal 2004 become exercisable as to 25% of the shares subject to the option on the first anniversary of the date of grant and as to 6.25% of such shares quarterly thereafter. Options were granted at an exercise price equal to the fair market value of our common stock, as determined by reference to the closing sale price of the common stock on the Nasdaq National Market on the date of grant. Exercise price may be paid in cash, by delivery of already-owned shares subject to certain conditions, or pursuant to a cashless exercise procedure under which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to the Company, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes.
(3)	Based on a total of 1,507,357 options granted to employees in fiscal 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

The following table shows stock options exercised by Named Executive Officers during fiscal 2004, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of fiscal year-end September 30, 2004. Also reported are the values for “in-the-money” options, which represent the positive spread between the exercise price of any such existing stock options and the year-end price of our common stock.

Name	Number of Shares Acquired On Exercise	Value Realized (1)	Number of Securities Underlying Unexercised Options at September 30, 2004		Value of Unexercised In-the-Money Options at September 30, 2004 (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Mark R. Templeton	—	—	72,499	47,001	$1,325,429	$680,831
Joy E. Leo	—	—	254,687	43,313	4,891,021	530,819
Harry Dickinson	—	—	198,591	67,815	4,103,756	1,204,185
Brent Dichter	12,500	$211,696	100,158	20,886	2,040,163	264,424
Edward Boule	—	—	103,363	65,219	1,920,466	754,222

(1)	Fair market value of the common stock as of the date of exercise of minus the exercise price.
(2)	Closing price of our common stock as of September 30, 2004 as reported by the Nasdaq National Market and equal to $29.11 per share minus the exercise price.

Compensation of Directors

At a meeting of the Board of Directors on April 16, 2003, a compensation plan for non-employee directors of the Company was adopted that includes a cash retainer of $15,000 per year payable in quarterly installments at the end of each quarter, compensation of $1,000 for each board meeting attended, compensation of $1,000 for each committee meeting attended by a committee member, and reimbursement of travel expenses. The compensation plan further provides that the Chairman of the Board of Directors will receive an additional retainer of $30,000 per year, the Chairman of the Audit Committee will receive an additional retainer of $20,000 per year, the Chairman of the Compensation Committee will receive an additional retainer of $10,000 per year, and the Chairman of the Nominating and Governance Committee will receive an additional retainer of $10,000, with all these amounts being paid in quarterly installments at the end of each quarter. The compensation plan became effective as of October 1, 2002.

In fiscal 2004, Messrs. Lanza, Malmed Latta, Heinrichs and Kurosaki each were paid a retainer of $11,250 for their services as board members. In addition, Mr. Lanza was paid a retainer of $22,500 for his role as Chairman of the Board and a retainer of $7,500 for his role as Chair of the Nominating and Governance Committee. Mr. Heinrichs was paid an additional retainer of $15,000 for his role as Chair of the Audit Committee. Mr. Latta was paid an additional retainer of $7,500 for his services as Chair of the Compensation Committee. Mr. Lanza was also paid $23,000 for attendance at twenty-three board and committee meetings; Messrs. Malmed and Latta each were paid $20,000 for attendance at twenty board and committee meetings; Mr. Kurosaki was paid $5,000 for attendance at five board and committee meetings; and Mr. Heinrichs was paid $28,000 for attendance at twenty-eight board and committee meetings. Mr. Kurosaki was paid $3,591 for travel expenses to attend the board and committee meetings.

Messrs. Lanza and Malmed were party to consulting agreements with the Company during fiscal 2002. The agreements were terminated effective August 1, 2002 in response to the director independence requirements of the Sarbanes-Oxley Act of 2002. Mr. Lanza received no payments for consulting services during fiscal 2002. Mr. Malmed received $7,500 as payment for consulting services during fiscal 2002.

Our Director Plan provides for the non-discretionary automatic grant of options to each non-employee director of the Company (an “Outside Director”). Mr. Lanza was automatically granted an option to purchase 25,000 shares upon the effective date of our initial public offering which vests at the rate of 25% on the first anniversary of the date of grant and at the rate of 2.083% of the shares per month thereafter. Each new Outside Director who joins the Board of Directors is automatically granted an option to purchase 25,000 shares upon the date on which such person first becomes a director which vests at a rate of 25% on the first anniversary of the date of grant and at a rate of 2.083% of the shares per month thereafter. Mr. Malmed was granted an option to purchase 25,000 shares upon his election to the Board in April 2000 at an exercise price of $13.375 per share. Mr. Kurosaki was granted an option to purchase 25,000 shares upon his election to the Board in March 2000 at an exercise price of $10.00 per share. Mr. Heinrichs was granted an option to purchase 25,000 shares upon his election to the Board on January 22, 2003 at an exercise price of $15.42 per share. Mr. Latta was granted an option to purchase 25,000 shares upon his election to the Board on March 6, 2003, at an exercise price of $15.66 per share.

Subsequently, each Outside Director is granted an additional option to purchase 15,000 shares of common stock at the first meeting of the Board of Directors following the Annual Meeting of Stockholders if, on such date, he or she has served as a director for at least six months. Also at the first meeting of the Board of Directors following the Annual Meeting of Stockholders, the Chairman of the Board is granted an option to purchase 30,000 shares of common stock, the Chairman of the Audit Committee is granted an option to purchase 20,000 shares of common stock, the Chairman of the Compensation Committee is granted an option to purchase 10,000 shares of common stock and the Chairman of the Nominating and Governance Committee is granted an option to purchase 10,000 shares of common stock. Such options vest at a rate of 2.083% of the shares per month following the date of grant. The exercise price of options granted to Outside Directors must be 100% of the fair market value of our common stock on the date of grant. On April 9, 2003, Messrs. Heinrichs, Kurosaki, Lanza, Latta and Malmed were each granted an option to purchase 20,000, 15,000, 55,000, 10,000 and 15,000 shares, respectively, of our common stock at an exercise price of $17.03 per share. On March 11, 2004, Messrs. Heinrichs, Kurosaki, Lanza, Latta and Malmed were each granted an option to purchase 15,052, 6,021, 22,879, 10,236 and 6,021 shares, respectively, of our common stock at an exercise price of $18.80 per share. On April 9, 2004, Messrs. Heinrichs, Kurosaki, Lanza, Latta and Malmed were each granted an option to purchase 19,948, 8,979, 32,121, 14,764 and 8,979 shares, respectively, of our common stock at an exercise price of $22.46 per share. The April 9, 2004 option grants were made to supplement the grants made on March 11, 2004 to give effect to with the grant guidelines described above and in the 1997 Director Option Plan and such grants were made from the 2003 Stock Plan because the 1997 Director Option Plan, from which the March 11, 2004 grants were made, was exhausted.

Termination and Change of Control Benefits

Mr. Templeton, Ms. Leo, Mr. Dickinson, Mr. Becker, Mr. Gandhi, Mr. Dichter, Mr. Carney, Mr. Boule, Mr. Carpenter and Mr. Hopkins may be entitled to severance and other benefits in connection with the merger pursuant to their severance agreements with us.

The severance agreements with Mr. Templeton, Ms. Leo, Mr. Dickinson and Mr. Becker provide that the executives will be entitled to certain benefits if within 12 months following a change of control of us, which would include the merger, the executive is terminated without cause or resigns for good reason, including the following benefits:

•	accrued benefits due to the executive through the date of termination;

•	a severance payment equal to 12 months of the executive’s base salary, as then in effect, and a prorated portion of the executive’s target bonus for the year of termination calculated based on the number of months in the fiscal year the executive was employed before termination;

•

extension of health benefits to the executive and/or the executive’s eligible dependents for 12 months following the date of termination, although this coverage will terminate if the executive competes with us during the six month period following termination by engaging with or owning an interest in a competitor or customer of us or the executive breaches specified covenants in the severance agreement, including a covenant not to solicit employees or business from us for a period of one year after termination; and

•	full acceleration of vesting of all unvested Artisan stock options held by the executive at the time of termination of employment.

The severance agreements with Mr. Gandhi, Mr. Dichter, Mr. Carney, Mr. Boule, Mr. Carpenter and Mr. Hopkins provide that the executives will be entitled to certain benefits if within 12 months following a change of control of us, which would include the merger, the executive is terminated without cause or resigns for good reason, including the following benefits:

•	accrued benefits due to the executive through the date of termination;

•	a severance payment equal to six months of the executive’s base salary, as then in effect, and a prorated portion of the executive’s target bonus for the year of termination calculated based on the number of months in the fiscal year the executive was employed before termination;

•	extension of health benefits to the executive and/or the executive’s eligible dependents for six months following the date of termination, although this coverage will terminate if the executive competes with us during that six month period by engaging with or owning an interest in a competitor or customer of us or the executive breaches specified covenants in the severance agreement, including a covenant not to solicit employees or business from us for a period of one year after termination; and

•	acceleration of vesting of 50% of the unvested Artisan stock options held by the executive at the time of termination of employment.

Mr. Carpenter’s severance agreement also provides that in the event he is terminated without cause, whether before or after a change of control, he will be reimbursed for the expenses he incurs in relocating from San Diego, California to Austin, Texas.

For purposes of the severance agreements, cause is defined as:

•	a willful failure by the executive to substantially perform the executive’s duties as an employee, other than a failure resulting from the executive’s complete or partial incapacity due to physical or mental illness or impairment;

•	a willful act by the executive that constitutes gross misconduct and that is injurious to us;

•	circumstances where the executive willfully imparts material confidential information relating to us or our business to competitors or to other third parties other than in the course of carrying out the executive’s duties;

•	a material and willful violation by the executive of a federal or state law or regulation applicable to our business; or

•	the executive’s conviction or plea of guilty or no contest to a felony.

For purposes of the severance agreements, good reason is defined as any of the following without the executive’s consent:

•	a material reduction in the executive’s title, authority, status, or responsibilities compared to as follows:

•	in the case of Mr. Templeton, Ms. Leo, Mr. Dickinson and Mr. Becker, the executive’s title, authority, status, or responsibilities to the surviving corporation of the change of control;

•	in the case of the other executive officers, other than Mr. Hopkins, the executive’s title, authority, status, or responsibilities compared to the Artisan business unit of the surviving corporation as a whole; and

•	in the case of Mr. Hopkins, his title, authority, status, or responsibilities compared to prior to that reduction;

•	the reduction of the executive’s aggregate base salary and target bonus opportunity as in effect immediately prior to that reduction; or

•	a relocation of the executive’s principal place of employment by more than 30 miles.

Ms. Leo, Mr. Dickinson, Mr. Hopkins and Mr. Carney have additional severance agreements with us. To the extent they are entitled to severance under these additional agreements, those benefits will be offset against any benefits they would be entitled to receive pursuant to the severance agreements described above.

Ms. Leo’s additional severance agreement with us provides that if within six months following a change of control, which would include the merger, Ms. Leo is terminated without cause or she is subject to constructive termination, Ms. Leo will be entitled to receive a severance payment equal to six months of her base salary then in effect plus any targeted bonus amount prorated for the six month period, and 220,000 of the Artisan stock options held by Ms. Leo would be accelerated and become fully vested. For purposes of the agreement with Ms. Leo, constructive termination is defined as a material reduction in salary or benefits, a material change in responsibilities from those of chief financial officer of us, a requirement to relocate Ms. Leo such that her one way commute distance would increase by more than 25 miles, or subjection of Ms. Leo to unreasonable working conditions.

Mr. Dickinson’s additional severance agreement with us provides that if within six months following a change of control, which would include the merger, Mr. Dickinson is terminated without cause or he is subject to constructive termination, Mr. Dickinson will be entitled to receive a severance payment equal to 90 days of his base salary then in effect for each full year of service to us up to a maximum of six months. In addition, Mr. Dickinson’s benefits would continue for the same period or until Mr. Dickinson is eligible for alternative health care benefits, and 120,000 of the Artisan stock options held by Mr. Dickinson would be accelerated and become fully vested. For purposes of the agreement with Mr. Dickinson, constructive termination is defined as a material reduction in salary or benefits, a material change in responsibilities from those of chief operating officer, strategy and business development, a requirement to relocate Mr. Dickinson such that his current one way commute distance would increase by more than 30 miles, or subjection of Mr. Dickinson to unreasonable working conditions.

Mr. Carney’s additional severance agreement with us (contained in his initial offer of employment) provides that if within six months following a change of control, which would include the merger, he is subject to “constructive termination,” 80,000 of the Artisan stock options held by Mr. Carney will accelerate and become fully vested. For purposes of the agreement with Mr. Carney, “constructive termination” is defined as a material reduction in salary or benefits, a material change in responsibilities from those of executive vice president, marketing, a requirement to relocate Mr. Carney such that his one way commute distance would increase by more than 30 miles, or subjection of Mr. Carney to unreasonable working conditions.

All options granted to our outside directors, including Messrs. Lanza, Heinrichs, Kurosaki, Malmed and Latta will, effective immediately prior to the closing of our merger with ARM, be accelerated and will vest in full.

Mr. Templeton and Mr. Dickinson are expected to enter into employment agreements with ARM that will become effective upon closing of the merger.

Compensation Committee Interlocks and Insider Participation

During fiscal 2004, none of our Compensation Committee members were an officer or employee of Artisan. During fiscal 2004, none of our Compensation Committee members or our executive officers served as a member of the board of directors or compensation committee of any entity that has an executive officer serving as a member of our Board of Directors or Compensation Committee.

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of our common stock with the cumulative return of the Nasdaq Electronic Components Stock Index and the Nasdaq Stock Market (U.S.) Index for the period commencing September 30, 1999 and ending on September 30, 2004. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	09/30/99	09/30/00	09/30/01	9/30/02	9/30/03	9/30/04
Artisan Components, Inc.	100	149	92	106	195	338
Nasdaq Electronic Components Index	100	165	51	32	62	50
Nasdaq Stock Market (U.S.) Index	100	160	56	49	58	65

*	The graph assumes that $100 was invested on September 30, 1999 in our common stock and in the Nasdaq Electronic Components Index and in the Nasdaq Stock Market (U.S.) Index and that all dividends were reinvested. Apart from the distribution of Rights related to our Stockholder Rights Plan, no dividends have been declared or paid on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

The information contained above under the caption “Performance Graph” shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended or Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of common stock of Artisan as of October 15, 2004 as to each person who is known by Artisan to own beneficially more than 5% of its outstanding shares of common stock, each director of Artisan, each of Artisan’s executive officers named in the summary compensation table above, each director of the Company and all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of common stock subject to options currently exercisable or exercisable within 60 days after October 15, 2004 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any person. Except as indicated in the footnotes to the table below and pursuant to applicable community property laws, to Artisan’s knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Percentage of ownership is based on 23,910,284 shares of common stock outstanding as of October 15, 2004. Unless otherwise indicated in the table below, the address of each of the individuals named below is: c/o Artisan Components, Inc., 141 Caspian Court, Sunnyvale, CA 94089.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Options Included in Beneficial Ownership	Percentage Owned
Wells Fargo & Company (1) 420 Montgomery Street, San Francisco CA 94104	2,373,640	—	9.9%

Arbor Capital Management, LLC (2) One Financial Plaza, 120 South Sixth Street, Suite 1000 Minneapolis, Minnesota 55402	1,207,400	—	5.1%

Mark R. Templeton	796,338	77,812	3.3%

Scott T. Becker (3)	275,935	70,765	1.2%

Joy E. Leo	263,697	258,437	1.1%

Harry L. Dickinson (4)	231,399	215,329	*

Edward M. Boule	122,409	116,333	*

Brent N. Dichter (5)	114,574	101,998	*

Lucio L. Lanza	96,441	76,247	*

Leon Malmed	38,206	38,206	*

Morio Kurosaki	34,911	9,911	*

R. Stephen Heinrichs	28,872	28,872	*

Robert P. Latta	19,790	19,790	*

All directors and executive officers as group (15 persons)	2,598,332	1,330,963	7.2%

*	Less than 1%
1.	Based solely upon Schedule 13G filed by Wells Fargo & Company on February 10, 2004. The shares are held through the following subsidiaries of Wells Fargo & Company; Peregrine Capital Management Incorporated, Wells Capital Management Incorporated, Wells Fargo Bank, National Association, Wells Fargo Bank Minnesota, National Association, Wells Fargo Funds Management, LLC and Wells Fargo Private Investments Advisors, LLC.
2.	Based solely on the Schedule 13G filed by Arbor Capital Management, LLC (“ACM”) on February 5, 2004. Mr. Rick D. Leggott is CEO of ACM and beneficially owns a controlling percentage of its outstanding voting securities. As such, Mr. Leggott could be deemed to have voting and/or investment power with respect to the shares beneficially owned by ACM.

3.	Includes 182,962 shares held by the Scott T. Becker Living Trust, dated October 18, 2001, and 11,948 shares of common stock held by his wife, Jacklin K. Becker. Mr. Becker may be deemed to share voting and investment powers over the shares held in trust.
4.	Includes 10,000 shares held by the Dickinson Family Trust. The beneficiaries of the trust are Mr. Dickinson’s wife and children and Mr. Dickinson may be deemed to have voting and investment powers over the shares held in trust.
5.	Includes 1,000 shares held in the Nelson Dichter UGMA and 500 shares held by the Mitchell Dichter UGMA Trust. The beneficiaries of the trusts are Mr. Dichter’s sons and Mr. Dichter may be deemed to have voting and investment powers over the shares held in trust.

CHANGES IN CONTROL

On August 22, 2004, Artisan entered into a merger agreement with ARM Holdings plc and Salt Acquisition Corporation, a wholly owned subsidiary of ARM. Pursuant to this merger agreement, Artisan is expected to be merged with and into Salt Acquisition Corporation. After completion of the merger, ARM will acquire all outstanding shares of Artisan common stock and ARM will assume outstanding options to purchase Artisan common stock. Artisan stockholders will receive ARM ADSs, ARM ordinary shares or cash, or a combination thereof in exchange for their Artisan common stock. Assuming the payment of the maximum amount of cash and assuming that no Artisan stock options are exercised prior to the completion of the merger, Artisan stockholders will be entitled to receive shares of ARM ADSs or ARM ordinary shares representing approximately 24% of the total number of the outstanding shares of ARM following the merger, based on ARM ordinary shares and shares of Artisan common stock outstanding on September 1, 2004.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Kurosaki is a founder and a principal shareholder of Aisys Corporation and Aisys USA Inc. (together “Aisys”) and served as a director and managing general partner of Aisys until June 2002. Aisys provides services to the Company in relation to its business activities in Asia consisting of sales representation, advisory and employee administrative services. During fiscal 2004, Artisan paid $42,000 in advisory fees to Aisys and no payments were made for sales representation or office services fees. During fiscal 2003, Artisan paid $6,000 for sales representation, $42,000 in advisory fees and $11,500 in office services fees to Aisys. During fiscal 2002, Artisan paid $24,000 for sales representation, $42,000 in advisory fees and $28,500 in office services fees to Aisys. In addition, Artisan paid Aisys commissions of $98,028, $242,156 and $116,141 on sales generated during fiscal 2004, 2003 and 2002, respectively. The Audit Committee of the Board of Directors, with Mr. Kurosaki abstaining, has approved these transactions between the Company and Aisys.

In August 2001, the Company signed a lease agreement for its new headquarters located at 141 Caspian Court, Sunnyvale, California. The Company used the services of Bristol Commercial Brokerage (“Bristol”) to identify suitable locations and facilitate the final lease agreement. Bristol is owned and operated by Mr. Rod Templeton, father of our president and CEO, Mark R. Templeton. In consideration for a reduced base rental lease rate, the Company agreed to pay the brokerage fees and/or commissions due in connection with the lease agreement. As a result, Bristol received $284,000 for its services and as a commission on the total lease amount. The Company made payments to Bristol of $142,000 in January 2002 and $142,000 in September 2001. For part of fiscal 2003, Bristol also acted as our agent in attempting to sublease the premises the Company previously occupied at 1195 Bordeaux Drive, Sunnyvale, California. However, the Company did not lease the property and, as a result, Bristol did not receive compensation from the Company for its services. These transactions between the Company and Bristol have been approved by the Board of Directors of the Company, with Mr. Templeton abstaining.

Wilson Sonsini Goodrich & Rosati, Professional Corporation (“WSGR”), is a law firm that has provided legal services to the Company and its predecessor entities since 1997. Mr. Latta, a director of the Company, is a member of WSGR. It is anticipated that WSGR will continue to provide legal services to the Company in the current year.

Mark Templeton, President, CEO and a director of the Company, provided limited advisory services to IT-Farm Corporation between January 2002 and January 2003. Such advisory services did not involve any compensation matters. Mr. Kurosaki, a director of the Company, serves as President and CEO of IT-Farm. Mr. Templeton did not receive any compensation for such services.

The Company believes that the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from an unaffiliated third party.

Each of the Company’s executive officers has severance arrangements with us and each of the Company’s non-employee directors has arrangements for option acceleration. A detailed description of these arrangements are contained in Part III, Item 11 of this Report under the caption “Termination and Change of Control Benefits.”

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers LLP and affiliated entities (collectively, “PricewaterhouseCoopers”) for the years ended September 30, 2004 and 2003 were:

	Year ended September 30,
	2004	2003
Audit fees	$377,000	$551,000
Audit related fees	130,000	—
Tax fees	438,000	195,000

Total	$945,000	$746,000

Audit fees

The audit fees for the year ended September 30, 2004 primarily comprised of $260,000 ($42,000 was billed through September 30, 2004) for professional services rendered for the audits of the consolidated financial statements of the Company for fiscal year 2004, $91,000 for assistance with review of documents filed with the SEC and $24,000 for statutory audits. An aggregate amount of $42,000 was billed through September 30, 2004. The audit fees for the year ended September 30, 2003 primarily comprised of $210,000 ($110,000 was billed through September 30, 2003) for professional services rendered for the audits of the consolidated financial statements of the Company for fiscal year 2003, $283,000 related to the Company’s secondary public offering, $58,000 related to an acquisition audit and $24,000 for statutory audits.

Audit related fees

The audit related fees for the year ended September 30, 2004 relate to due diligence fees in connection with proposed business combination and advisory services related to Section 404 Sarbanes-Oxley project. There were no audit related fees for the year ended September 30, 2003.

Tax fees

Tax fees for the year ended September 30, 2004 primarily comprised of $372,000 for tax compliance work and $66,000 related to proposed business combination. Tax fees for the year ended September 30, 2003 primarily related to tax compliance.

All other fees

There were no other fees other than those described above for the years ended September 30, 2004 and 2003.

The Audit Committee considered whether the non-audit services rendered by PricewaterhouseCoopers LLP were compatible with maintaining PricewaterhouseCoopers LLP independence as accountants of our financial statements.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors subject to limited discretionary authority granted to our chief financial officer. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

See the accompanying Index to Consolidated Financial Statements which appears on page F-1 of this report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this report are incorporated by reference in Item 8 of this report:

(2) Financial Statement Schedule

See the accompanying Index to Consolidated Financial Statements which appears on page F-1 of this report. Financial Statement Schedules not listed in the Index to Consolidated Financial Statements have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(3) Exhibits

Number	Description of Exhibit
1.1(15)	Form of Underwriting Agreement.

2.1(18)	Agreement and Plan of Merger dated August 22, 2004 among ARM Holdings plc, Salt Acquisition Corporation and Artisan Components, Inc.

2.2(18)	Form of Stockholder Voting Agreement dated August 22, 2004 between ARM Holdings plc and certain officers and directors of Artisan Components, Inc.

2.3(18)	Form of Irrevocable Undertaking dated August 22, 2004 between Artisan Components, Inc. and certain officers and directors of ARM Holdings plc

2.4(18)*	Form of Deed of Indemnity dated August 22, 2004 between ARM Holdings plc and each of Lucio L. Lanza and Mark R. Templeton

2.5(18)	Form of Affiliate Agreement to be entered into among ARM Holdings plc and certain affiliates of Artisan Components, Inc.

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.1.1(12)	Certificate of Designation.

3.2(13)	Bylaws of the Registrant, as amended and restated January 2003.

4.1(5)	Securities Rights and Restrictions Agreement by and among Registrant and Synopsys, Inc., dated January 1, 2001.

4.2(9)	Preferred Stock Rights Agreement dated December 12, 2001 between the Registrant and EquiServe Trust Company, N.A.

4.2.1(18)	Amendment dated August 22, 2004 to Preferred Stock Rights Agreement, dated as of December 12, 2001 between Artisan Components, Inc. and EquiServe Trust Company, N.A.*

4.3(15)	Specimen Stock Certificate.

4.4(16)	Declaration of Registration Rights.

10.1(11)*	1993 Stock Option Plan, as amended.

10.1.1(1)*	Form of Agreement under 1993 Stock Option Plan, as amended.

Number	Description of Exhibit

10.2(1)*	1997 Employee Stock Purchase Plan.

10.3(14)*	1997 Director Stock Option Plan, as amended March 6, 2003.

10.4(11)*	2000 Supplemental Stock Option Plan and form of agreement thereunder, as amended.

10.5*	Form of Indemnification Agreement for directors and executive officers.

10.6(3)	Prior Form of Master License Agreement of the Registrant.

10.6.1	Revised Form of Master License Agreement of the Registrant.

10.7(2)(3)	License Agreement dated as of November 30, 1997 between the Registrant and Taiwan Semiconductor Manufacturing Corporation or TSMC, as amended.

10.7.1(2)(7)	Addendum dated September 30, 1999 to License Agreement dated as of November 30, 1997 between the Registrant and TSMC, as amended.

10.7.2(2)(7)	Amendment dated June 30, 2000 to License Agreement dated as of November 30, 1997 between the Registrant and TSMC, as amended.

10.7.3(2)(12)	Addendum dated September 10, 2002 to License Agreement dated as of November 30, 1997 between the Registrant and TSMC, as amended.

10.8(4)	Commercial Lease Agreement dated December 1, 1999 by and between the Registrant and The Dai-Tokyo Fire and Marine Insurance Co., Ltd., for Yoyogi 3-25-3, Shibuya-Ku, Tokyo, Japan.

10.9(7)*	Severance Agreement dated September 11, 2000 between the Registrant and Joy E. Leo.

10.10(6)*	Severance Agreement dated June 7, 2001 between the Registrant and Harry Dickinson.

10.11(8)	Sublease Agreement dated August 22, 2001 between the Registrant and Globalcenter Inc. and Global Crossing North America for 141 Caspian Ct., Sunnyvale, California office.

10.12(2)(10)	Master License Agreement dated April 26, 2002 between the Registrant and International Business Machines Corporation.

10.13(14)*	2003 Stock Plan and Form of Stock Option Agreement thereunder.

10.14(13)	Form of End-User License Agreement.

10.15(15)*	Employment Agreement dated as of July 18, 2001 between the Registrant and Neal J. Carney.

10.16(15)	International Sales Representative Agreement dated as of September 15, 1996 between the Registrant and Aisys Corporation.

10.17(15)	Sales Representative Agreement dated as of August 1, 2000 between the Registrant and Aisys USA, Inc.

10.18(17)*	Severance Agreement dated June 6, 2004 between the Registrant and R. Keith Hopkins

10.19*	Severance Agreement dated July 19, 2004 between the Registrant and Mark R. Templeton, as amended August 2, 2004.

10.20*	Severance Agreement dated July 19, 2004 between the Registrant and Joy E. Leo, as amended August 2, 2004.

10.21*	Severance Agreement dated July 19, 2004 between the Registrant and Harry L. Dickinson, as amended August 2, 2004.

10.22*	Severance Agreement dated July 19, 2004 between the Registrant and Scott T. Becker, as amended August 2, 2004.

Number	Description of Exhibit

10.23*	Severance Agreement dated July 19, 2004 between the Registrant and Dhrumil J. Gandhi, as amended August 2, 2004.

10.24*	Severance Agreement dated July 19, 2004 between the Registrant and Brent N. Dichter, as amended August 2, 2004.

10.25*	Severance Agreement dated July 19, 2004 between the Registrant and Neal J. Carney, as amended August 2, 2004.

10.26*	Severance Agreement dated July 19, 2004 between the Registrant and Edward M. Boule, as amended August 2, 2004.

10.27*	Severance Agreement dated July 19, 2004 between the Registrant and J. Callan Carpenter, as amended August 2, 2004.

10.28*	Severance Agreement dated July 19, 2004 between the Registrant and R. Keith Hopkins, as amended August 2, 2004.

21.1(14)	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 75).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 333-41219) which was declared effective on February 2, 1998.
(2)	Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83, 230.46 and 240.24b-2.
(3)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 333-50243) which was declared effective on April 29, 1998.
(4)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (No. 000-23649) on December 10, 1999.
(5)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K (No. 000-23649) on January 19, 2001.
(6)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (No. 000-23649) on August 14, 2001.
(7)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (No. 000-23649) on December 22, 2000.
(8)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (No. 000-23649) on December 11, 2001.
(9)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form 8-A (000-23649) on December 27, 2001.
(10)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (000-23649) on May 15, 2002.
(11)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (333-101465) on November 26, 2002.
(12)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (No. 000-23649) on December 27, 2002.

(13)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (000-23649) on February 14, 2003.
(14)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (000-23649) on August 14, 2003.
(15)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-3 (No. 333-103837) which was declared effective on May 6, 2003.
(16)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K (No. 000-23649) on February 26, 2003.
(17)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (000-23649) on August 16, 2004.
(18)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K (No. 000-23649) on August 24, 2004.

*	Management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.

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

Dated: November 11, 2004

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

Signature	Title	Date

/s/ MARK R. TEMPLETON (Mark R. Templeton)	President and Chief Executive Officer, Director (Principal Executive Officer)	November 11, 2004

/s/ JOY E. LEO (Joy E. Leo)	Vice President, Finance and Administration, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	November 11, 2004

/s/ SCOTT T. BECKER (Scott T. Becker)	Chief Technology Officer and Director	November 11, 2004

/s/ LUCIO L. LANZA (Lucio L. Lanza)	Chairman of the Board of Directors	November 11, 2004

/s/ R. STEPHEN HEINRICHS (R. Stephen Heinrichs)	Director	November 11, 2004

/s/ MORIO KUROSAKI (Morio Kurosaki)	Director	November 11, 2004

/s/ ROBERT P. LATTA (Robert P. Latta)	Director	November 11, 2004

/s/ LEON MALMED (Leon Malmed)	Director	November 11, 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Artisan Components, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Artisan Components, Inc. and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
November 11, 2004

ARTISAN COMPONENTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$100,197	$98,841
Marketable securities	35,719	9,921
Accounts receivable, net	24,378	18,398
Prepaid expenses and other current assets	4,278	2,197
Deferred tax asset, current portion	2,202	—

Total current assets	166,774	129,357
Long-term marketable securities	17,790	5,504
Property and equipment, net	5,333	7,418
Goodwill	32,557	36,016
Purchased intangible assets, net	4,365	8,394
Deferred tax asset, net of current portion	17,911	—
Other assets	506	414

Total assets	$245,236	$187,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$505	$1,486
Accrued liabilities	10,131	7,201
Deferred revenue, current portion	11,220	7,094

Total current liabilities	21,856	15,781
Deferred revenue, net of current portion	826	788
Deferred tax liability	1,739	3,257
Income tax payable, net of current portion	3,941	—
Other liabilities	810	1,146

Total liabilities	29,172	20,972

Commitments and contingencies (Note 9)

Stockholders’ equity
Common Stock, $0.001 par value;
Authorized: 50,000;
Issued and outstanding: 23,896 and 22,157 shares at September 30, 2004 and 2003, respectively	24	22
Additional paid-in capital	197,945	168,442
Treasury stock	(249)	(1,399)
Deferred stock-based compensation	(52)	(368)
Accumulated other comprehensive (loss) income	(165)	118
Retained earnings (Accumulated deficit)	18,561	(684)

Total stockholders’ equity	216,064	166,131

Total liabilities and stockholders’ equity	$245,236	$187,103

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARTISAN COMPONENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended September 30,
	2004	2003	2002
Revenue:
License	$57,454	$57,970	$27,728
Net royalty	31,089	10,543	9,518

Total revenue	88,543	68,513	37,246

Costs and expenses:
Cost of revenue	20,126	17,229	8,297
Product development *	18,458	18,377	11,869
Sales and marketing *	15,358	14,522	8,782
General and administrative *	9,281	6,386	3,499
Provision for unused facility lease	—	—	1,219
In-process research and development	—	520	—
Amortization of purchased intangible assets	4,029	4,367	1,967

Total costs and expenses	67,252	61,401	35,633

Operating income	21,291	7,112	1,613
Interest and other income, net	1,641	1,337	842

Income before provision for income taxes	22,932	8,449	2,455
Provision for income taxes	3,687	1,106	340

Net income	$19,245	$7,343	$2,115

Net income per share:
Basic	$0.84	$0.38	$0.13

Diluted	$0.77	$0.34	$0.12

Shares used in computing net income per share:
Basic	22,932	19,439	16,716

Diluted	25,105	21,690	17,991

* Includes stock-based compensation expense of:	50	328	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARTISAN COMPONENTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Stock-Based Compensation	Stockholder Note	Accumulated Other Comprehensive Income (loss)	Retained Earnings/ (Accumulated Deficit)	Total
	Shares	Amount
Balance at September 30, 2001	16,487	$16	$73,511	$—	$—	$—	$—	$(10,142)	$63,385

Net income	—	—	—	—	—	—	—	2,115	2,115
Exercise of stock options, net	238	1	1,784	—	—	—	—	—	1,785
Common Stock issued pursuant to employee stock purchase plan	173	—	1,320	—	—	—	—	—	1,320
Tax benefit arising from disqualifying dispositions of stock options	—	—	555	—	—	—	—	—	555

Balance at September 30, 2002	16,898	17	77,170	—	—	—	—	(8,027)	69,160

Net income	—	—	—	—	—	—	—	7,343	7,343
Unrealized gain on marketable securities, net	—	—	—	—	—	—	118	—	118

Comprehensive Income									7,461

Exercise of stock options, net	1,264	1	10,956	—	—	—	—	—	10,957
Issuance of Common Stock and a stockholder note in connection with the acquisition of NurLogic	745	1	24,232	—	(696)	(240)	—	—	23,297
Common stock issued pursuant to employee stock purchase plan	267	—	2,103	—	—	—	—	—	2,103
Common stock repurchase in connection with exercise of stock options	(77)	—	—	(1,399)	—	—	—	—	(1,399)
Amortization of deferred stock-based compensation	—	—	—	—	328	—	—	—	328
Issuance of common stock in follow-on offering, net of issuance costs of $4,598	3,060	3	53,516	—	—	—	—	—	53,519
Repayment of employee note acquired in connection with the acquisition of NurLogic	—	—	—	—	—	240	—	—	240
Tax benefit arising from disqualifying dispositions of stock options	—	—	465	—	—	—	—	—	465

Balance at September 30, 2003	22,157	22	168,442	(1,399)	(368)	—	118	(684)	166,131
Net income	—	—	—	—	—	—	—	19,245	19,245
Unrealized loss on marketable securities, net	—	—	—	—	—	—	(283)	—	(283)

Comprehensive Income									18,962
Exercise of stock options, net	1,423	2	13,196	—	—	—	—	—	13,198
Common stock issued pursuant to employee stock purchase plan	326	—	3,046	—	—	—	—	—	3,046
Common stock repurchased in connection with exercise of stock options	(10)	—	—	(249)	—	—	—	—	(249)
Amortization of deferred stock-based compensation	—	—	—	—	50	—	—	—	50
Reversal of unearned stock-based compensation associated with terminations	—	—	(266)	—	266	—	—	—	—
Retirement of Treasury Stock	—	—	(1,399)	1,399	—	—	—	—	—
Tax benefit arising from disqualifying dispositions of stock options	—	—	14,926	—	—	—	—	—	14,926
	—	—	—	—	—	—	—	—	—

Balance at September 30, 2004	23,896	$24	$197,945	$(249)	$(52)	$—	$(165)	$18,561	$216,064

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARTISAN COMPONENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended September 30,
	2004	2003	2002
Cash flows from operating activities:
Net income	$19,245	$7,343	$2,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,305	6,646	4,410
Loss (gain) on sale of fixed assets	15	(5)	(42)
Compensation expense related to stock options	50	328	—
Deferred income taxes	(14,231)	—	—
Tax benefit arising from disqualifying dispositions of stock options	14,926	465	555
In-process research and development	—	520	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	(5,980)	(9,993)	(1,795)
Prepaid expenses and other current assets	(2,081)	324	(800)
Other assets	(92)	1,237	198
Accounts payable	(981)	667	689
Accrued liabilities	2,930	(1,929)	(1,069)
Deferred revenue	4,164	(23)	2,933
Other liabilities	(336)	(2,031)	1,094

Net cash provided by operating activities	24,934	3,549	8,288

Cash flows from investing activities:
Purchase of property and equipment	(1,206)	(4,531)	(1,478)
Acquisition of NurLogic, net of cash acquired	—	(2,778)	—
Purchase of marketable securities	(67,067)	(29,288)	(39,570)
Proceeds from sale of marketable securities	28,700	37,066	27,222

Net cash (used in) provided by investing activities	(39,573)	469	(13,826)

Cash flows from financing activities:
Proceeds from issuance of common stock in follow-on offering	—	53,519	—
Proceeds from exercise of stock options	12,949	9,802	1,785
Proceeds from issuance of common stock issued pursuant to employee stock purchase plan	3,046	2,103	1,320
Proceeds from repayment of stockholder note	—	240	—

Net cash provided by financing activities	15,995	65,664	3,105

Net increase (decrease) in cash and cash equivalents	1,356	69,682	(2,433)
Cash and cash equivalents, beginning of year	98,841	29,159	31,592

Cash and cash equivalents, end of year	$100,197	$98,841	$29,159

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Issuance of common stock and assumption of obligations in connection with the acquisition of NurLogic	$—	$25,754	$—
Exercise of stock options in exchange for the repurchase of common stock, net	$249	$1,155	$—

Cash paid for:
Income Taxes	$2,221	$567	$908

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities.

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Securities

The Company’s investments are primarily comprised of U.S. government notes and bonds; corporate notes and bonds; and commercial paper. Investments with original maturities of greater than three months and less than one year are considered to be short-term. Investments are custodied with major financial institutions. Realized gains and losses are recorded using the specific identification method. At September 30, 2004 and 2003, all of the Company’s investments were classified as available-for-sale and were recorded on the consolidated balance sheets at fair value. Unrealized gains and losses on these investments are recorded in comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. The Company recognizes an impairment charge when the decline in fair value of its investments below the cost basis is judged to be other-than-temporary.

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

Costs related to software acquired, developed or modified solely to meet the Company’s internal requirements and for which there is no substantive plans to market the software are capitalized in accordance with the provisions of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Costs incurred after preliminary planning stage of the project and after management has authorized and committed funds to the project are capitalized. The Company had $293,000 and $194,000 of capitalized software costs included in property and equipment at September 30, 2004 and 2003, respectively.

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

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards No. 142 (“SFAS 142”) requires goodwill to be tested on an annual basis and between annual tests in certain circumstances, and written down when impaired. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their expected useful lives unless these lives are determined to be indefinite (See Note 3). Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally six months to three years.

The change in goodwill is as follows (in thousands):

Balance at September 30, 2003	$36,016
Adjustment to goodwill	(3,459)

Balance at September 30, 2004	$32,557

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adjustment to goodwill of $3.5 million was due to a reversal of the valuation allowance. For additional information regarding this valuation allowance reversal, see Note 12 to the Consolidated Financial Statements.

Purchased intangible assets, except for goodwill and other intangible assets with useful lives deemed indefinite, are subject to amortization over their estimated useful lives. Amortization expense of purchased intangible assets was $4.0 million, $4.4 million and $2.0 million for fiscal years ended September 30, 2004, 2003 and 2002, respectively.

The components of purchased intangible assets are as follows (in thousands):

	September 30,
	2004	2003
Acquired technology	$14,578	$14,578
Non-compete agreement	376	376
Customer base	910	910
Order backlog	340	340

Purchased intangible assets	16,204	16,204
Accumulated amortization	(11,839)	(7,810)

Purchased intangible assets, net	$4,365	$8,394

Expected future estimated annual amortization expense as of September 30, 2004 of purchased intangible assets is as follows (in thousands):

Fiscal 2005	$2,404
Fiscal 2006	1,451
Fiscal 2007	510

$4,365

As of September 30, 2004, the Company believes there are no impairment losses on its goodwill and purchased intangible assets. However, no assurances can be given that future evaluations of goodwill and purchased intangible assets will not result in charges as a result of future impairment.

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

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

License revenue. For all licenses, the Company uses both a binding purchase order and a signed license agreement as evidence of an arrangement. The Company assesses cash collectibility based on a number of factors, including past collection history with the customer and the credit worthiness of the customer. In cases where the Company believes a customer’s credit worthiness is uncertain, the Company requires prepayment or a letter of credit as assurance of payment. If the Company determines that collection of a fee is not probable, the Company defers the revenue and recognizes it at the time collection becomes probable.

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

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

When the company exercises its royalty audit rights pursuant to contracts with its integrated circuits manufacturers, the outcome of such royalty audits could result in an increase, as a result of a licensee’s underpayment, or a decrease, as a result of licensee’s overpayment, to previously reported royalty revenues. Such adjustments are recorded in the period they are determined based on the results of such royalty audits.

Product development

The Company expenses the cost of product development as incurred. Product development expenses principally consist of payroll and related costs and depreciation and amortization of equipment and software used in product development projects.

Advertising Costs

Expenses related to advertising and promotional activities are charged to sales and marketing expense as incurred. Advertising expense was $74,000 in fiscal 2004, $113,000 in fiscal 2003 and $28,000 in fiscal 2002.

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at exchange rates in effect at the balance sheet date with resulting translation adjustments directly recorded as a separate component of accumulated other comprehensive income (loss), if material. Income and expense accounts are translated at average exchange rates during the year. Where the U.S. dollar is the functional currency, translation adjustments are recorded in interest and other income. Translation adjustments have been insignificant for all periods presented.

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

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the acquisition of NurLogic Design, Inc. (“NurLogic”) on February 19, 2003, the Company recorded a total of $696,000 in deferred compensation, representing the difference between the deemed fair value of its common stock at the date of option grant and the exercise price of such options. The stock-based compensation expenses consisted as follows (in thousands):

	Years ended September 30,
	2004	2003
Product development	$66	$82
Sales and marketing	42	31
General and administrative	(58)	215

Stock-based compensation expense	$50	$328

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company uses the Black-Scholes option pricing model to value options granted to non-employees.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-based Compensation Transition and Disclosure, an Amendment of FASB 123.” Had compensation expense for the Company’s stock option plans and stock purchase plan been determined based on the fair value at the grant dates for awards under such plans consistent with SFAS 123, the Company’s net income (loss) would have been affected as follows (in thousands, except per share data):

	Years Ended September 30,
	2004	2003	2002
Net income, as reported	$19,245	$7,343	$2,115

Add: Employee stock-based compensation expense included in net income, net of related tax effects	30	197	—
Deduct: Employee stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(9,356)	(14,618)	(9,291)

Pro forma net income (loss)	$9,919	$(7,078)	$(7,176)

Net income (loss) per share
As reported:
Basic income per share	$0.84	$0.38	$0.13

Diluted income per share	$0.77	$0.34	$0.12

Pro forma:
Basic income (loss) per share	$0.43	$(0.36)	$(0.43)

Diluted income (loss) per share	$0.40	$(0.36)	$(0.43)

The SFAS 123 adjusted impact of options on the net income (loss) for the years ended September 30, 2004, 2003 and 2002 is not representative of the effects on net income (loss) for future years.

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models do not necessarily provide a reliable measure of the fair value of the Company’s employee stock options. For additional information regarding this pro forma information, see Note 10 to the Consolidated Financial Statements.

Net Income Per Share

Basic and diluted net income per share are computed in accordance with SFAS No. 128, “Earnings per share.” Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed using the treasury stock method giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common shares consist of the exercise of stock options for all periods. Such potentially dilutive common shares are not included during periods in which the Company experiences a net loss, as the impact would be anti-dilutive.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft entitled “Share-Based Payment” to amend Financial Accounting Standard (FAS) 123, “Accounting for Stock-Based Compensation” and FAS 95, “Statement of Cash Flows.” The proposed standard’s effective date will apply to awards that are granted, modified, or settled in cash in interim or annual periods beginning after June 15, 2005. This proposed standard would eliminate the ability to account for share-based compensation using the intrinsic value-based method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This exposure draft would require the Company to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. Currently, the Company discloses the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with FAS 123 and FAS 148, “Accounting for Stock-Based Compensation Costs-Transition and Disclosure.” The Company will continue to evaluate the impact that the exposure draft will have on its financial position and results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF Issue No. 03-01. The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments that were effective for fiscal years ending after June 15, 2004. The Company will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

In April 2004, the EITF issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 became effective during the quarter ended June 30, 2004, the adoption of which did not have an impact on the calculation of earnings per share of the Company.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force’s tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of debt in the diluted earnings per share computation for all periods during which such debt is outstanding. The Company will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

NOTE 3.    ACQUISITIONS

NurLogic Design, Inc.

On February 19, 2003, the Company acquired NurLogic, a private provider of integrated circuit intellectual property, whose technology added complementary analog, mixed-signal and communications components to the Company’s product portfolio. The Company acquired NurLogic for consideration consisting of approximately $5.0 million in cash, 745,000 shares of common stock, valued at approximately $12.9 million, and assumed options to acquire 819,000 shares of common stock with a weighted average exercise price per share of $11.89 and a fair value of approximately $11.3 million. The Company also incurred an estimated $1.6 million in transaction fees, including legal, valuation and accounting fees. The purchase price of approximately $30.8 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date.

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

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Cash	$3,680
Accounts receivable	1,173
Other current assets	176
Property and equipment	1,662
Other non-current assets	535
Notes receivable from stockholder	240

Total assets acquired	7,466

Accounts payable and accrued liabilities	(4,682)
Deferred revenue	(1,169)
Other non-current liabilities	(628)

Total liabilities assumed	(6,479)

Net assets acquired	$987

The intangible assets recognized, apart from goodwill, represented contractual or other legal rights of NurLogic and those intangible assets of NurLogic that could be clearly identified. These intangible assets were identified and valued through interviews and analysis of data provided by NurLogic concerning development projects, their stage of development, the time and resources needed to complete them and, if applicable, their expected income generating ability. There were no other contractual or other legal rights of NurLogic clearly identifiable by management, other than those identified below. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was as follows (in thousands, except number of years):

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

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and overcoming the obstacles necessary to attain technological feasibility. The weighted average stage of completion for all projects, in the aggregate, was approximately 33% as of the acquisition date. Cash flows from sales of products incorporating those technologies commenced in fiscal 2003.

Goodwill of approximately $22.3 million represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. NurLogic’s technology added complementary analog, mixed-signal and communications components to the Company’s existing product portfolio and allowed the Company to provide more comprehensive products and pursue an expanded market opportunity. These opportunities, along with the ability to hire the NurLogic workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. In accordance with SFAS 142, the Company is not amortizing goodwill relating to the NurLogic acquisition. The Company is carrying the goodwill at cost and tests it for impairment annually and whenever events indicate that an impairment may have occurred.

The results of operations of NurLogic are included in the Company’s Consolidated Statement of Operations from the date of the acquisition. If the Company had acquired NurLogic at the beginning of fiscal 2003, the Company’s unaudited pro forma revenue, net income and net income per share would have been as follows (in thousands, except per share data):

Years Ended September 30, 2003

Revenue	$71,833

Net income	$2,633

Net income per share—basic	$0.13

Net income per share—diluted	$0.12

Shares used in computing net income per share—basic	19,729

Shares used in computing net income per share—diluted	21,987

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

The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and overcoming the obstacles necessary to attain technological feasibility. The weighted average stage of completion for all projects, in the aggregate, was approximately 75% as of the acquisition date. Cash flows from sales of products incorporating those technologies commenced in fiscal 2001.

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

The Company markets and sells its technology to a narrow base of customers and generally does not require collateral. At September 30, 2004, two customers accounted for 21% and 13% of gross accounts receivable. At September 30, 2003, two customers accounted for 15% each of gross accounts receivable. Gross accounts receivable include unbilled receivables.

As of September 30, 2004, the Company’s cash and cash equivalents were deposited with four major financial institutions in the form of demand deposits, money market accounts, corporate and government bonds, certificates of deposit and commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk comprise principally cash and cash equivalents, marketable securities and accounts receivable. The Company invests its excess cash primarily in high-quality government and corporate debt instruments that mature within two years.

The Company is dependent on a relatively small number of customers for a large portion of its total revenue, although the customers comprising this group changed from time to time. Revenue from individual customers equal to 10% or more of the Company’s total revenue was as follows:

	Years Ended September 30,
	2004	2003	2002
	Percent	Percent	Percent
International Business Machines Corporation	—	18%	—
Taiwan Semiconductor Manufacturing Company Ltd	26%	17%	39%
United Microelectronics Corporation	19%	—	—
Chartered Semiconductor Manufacturing Ltd	—	10%	—

NOTE 5.    MARKETABLE SECURITIES

Marketable securities, classified as available-for-sale securities, included the following (in thousands):

	September 30,
	2004			2003
	Fair Market Value	Amortized Cost	Unrealized loss on Marketable Securities	Fair Market Value	Amortized Cost	Unrealized Gain on Marketable Securities
Short-term corporate and government bonds and notes	$35,719	$35,770	$(51)	$6,828	$6,781	$47
Commercial paper	—	—	—	3,093	3,093	—

Short-term marketable securities	35,719	35,770	(51)	9,921	9,874	47

Long-term corporate and government bonds and notes	17,790	17,904	(114)	5,504	5,433	71

Marketable securities	$53,509	$53,674	$(165)	$15,425	$15,307	$118

All short-term investments have maturities of less than one year from the respective balance sheet dates.

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    ACCOUNTS RECEIVABLE

Accounts receivable were comprised of the following (in thousands):

	September 30,
	2004	2003
Accounts receivable	$10,815	$7,888
Costs in excess of related billings on uncompleted contracts	13,762	10,811

Gross accounts receivable	24,577	18,699
Allowance for doubtful accounts	(199)	(301)

Accounts receivable, net	$24,378	$18,398

NOTE 7.    PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following (in thousands):

	September 30,
	2004	2003
Computer equipment and software	$15,071	$14,750
Office furniture	2,655	3,014
Leasehold improvements	1,074	3,440

Property and equipment	18,800	21,204
Accumulated depreciation and amortization	(13,467)	(13,786)

Property and equipment, net	$5,333	$7,418

Depreciation and amortization expense was $3.3 million, $2.3 million and $1.9 million for fiscal years ended September 30, 2004, 2003 and 2002, respectively.

NOTE 8.    ACCRUED LIABILITIES

Accrued liabilities were comprised of the following (in thousands):

	September 30,
	2004	2003
Accrued expenses	$2,462	$2,231
Accrued audit/tax	649	228
Accrued legal fees	1,271	86
Income taxes payable	1,785	1,322
Accrued vacation	1,881	1,584
Accrued bonuses	1,447	1,183
Employee stock purchase plan payable	636	567

Accrued liabilities	$10,131	$7,201

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    COMMITMENTS AND CONTINGENCIES

Leases

The following table represents the future minimum annual lease payments of the Company as of September 30, 2004 (in thousands):

Fiscal 2005	$2,881
Fiscal 2006	2,817
Fiscal 2007	2,093
Fiscal 2008	1,994

Total minimum annual lease payments	$9,785

The Company’s principal administrative and technical offices occupy 54,489 square feet in Sunnyvale, California. The Company holds this building pursuant to a lease that expires in 2008. In addition, the Company leases administrative, technical and field support offices in seven cities throughout the world. The administrative, technical and field offices range from small executive offices to a 35,290 square foot facility. Lease terms range from month-to-month on certain executive offices to 3 years on certain direct leases. The Company’s principal administrative, technical and field support facilities are in Sunnyvale, California; San Diego, California; Salem, New Hampshire; Cary, North Carolina; Bangalore, India; Tokyo, Japan; Paris, France and Singapore. The Company continually evaluates the adequacy of existing facilities and additional facilities in new cities and the Company believes that suitable additional space will be available in the future on commercially reasonable terms as needed.

The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense was $3.4 million in fiscal 2004, $2.5 million in fiscal 2003 and $2.2 million in fiscal 2002. The deferred rent balance was $1.0 million and $1.1 million at September 30, 2004 and 2003, respectively.

Product Warranties

FASB Interpretation No. 45 (“FIN 45”) requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The requirements of FIN 45 are applicable to the Company’s product warranty liability and certain guarantees. The Company’s guarantees subject to the recognition and disclosure requirements of FIN 45 as of September 30, 2004 and September 30, 2003 were not material. As of September 30, 2004 and September 30, 2003, the Company’s product warranty liability recorded was not material.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. No liability associated with such indemnifications has been recorded at September 30, 2004 and 2003.

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

We are not a party to any material legal proceedings.

NOTE 10.    STOCKHOLDERS’ EQUITY

Authorized Preferred Stock

The Company is authorized to issue 5,000,000 shares of undesignated preferred stock, $0.001 par value per share, of which no shares were issued and outstanding as of September 30, 2004 and 2003. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company’s stockholders.

Stock Option Plans

The Company adopted its 2003 Stock Plan (the “2003 Plan”) on March 6, 2003 and reserved 1,000,000 shares of its common stock for issuance thereunder. The 2003 Plan authorizes the Board of Directors to grant incentive and non-statutory stock options and stock purchase rights to eligible employees and directors of the Company. If an option granted under the 1993 Plan or the 2003 Plan expires or becomes unexercisable for any reason without having been exercised in full, or is surrendered pursuant to an option exchange program, the unissued shares subject to such option are again available for issuance under the 2003 Plan, and if shares sold under the 2003 Plan are forfeited to the Company or are repurchased by the Company at the issue price paid per share, the number of shares forfeited or repurchased are again available for issuance under the 2003 Plan. During fiscal 2003, the number of shares reserved for issuance under the 2003 plan increased by 462,000 shares resulting from shares returned pursuant to the 1993 Plan. The number of shares reserved for issuance under the 2003 Plan was further increased by 450,000 shares by resolution of the stockholders of the Company adopted on March 11, 2004. Incentive stock options are granted under the 2003 Plan with exercise prices of no less than fair market value, and non-statutory stock options are granted with exercise prices of no less than 85% of the fair market value of the common stock on the grant date, as determined by the Board of Directors. Options granted under the 2003 Plan become exercisable as determined by the Board of Directors but generally at a rate of 25% after the first year and 6.25% each quarter thereafter. Options granted under the 2003 Plan expire as determined by the Board of Directors but not more than ten years after the date of grant. At September 30, 2004, options to purchase a total of 1,982,000 shares of Common Stock were outstanding under the 2003 Plan and 82,000 shares were available for future grant under the 2003 Plan.

In February 2003, the Company assumed 819,000 options in connection with the acquisition of NurLogic. The assumed plans were terminated as to future grants upon acquisition, and no further option grants or share issuances will be made under the assumed plans. The outstanding options under the assumed plans will continue to be governed by the terms and conditions of their respective plans and existing option agreements for those grants. At September 30, 2004, options to purchase a total of 322,000 shares of Common Stock were outstanding under assumed option plans.

In December 2000, the Company adopted the 2000 Supplemental Stock Option Plan (the “2000 Plan”) for issuance upon the exercise of non-statutory stock options to employees and consultants, other than officers of the Company and members of the Board of Directors of the Company. The 2000 Plan provided for the grant of options for up to 1,000,000 shares of Common Stock of the Company. On October 1, 2002, the number of shares reserved for issuance under the 2000 Plan was increased by 208,000 to a total of 1,208,000. The 2000 Plan

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expires in 2010. The 2000 Plan does not provide for automatic increases in the shares reserved for issuance thereunder. At September 30, 2004, options to purchase a total of 620,000 shares of Common Stock were outstanding under the 2000 Plan and 231,000 shares were available for future grant under the 2000 Plan.

In November 1997, the Company adopted the 1997 Director Option Plan (the “Director Plan”) and reserved 200,000 shares of its Common Stock for issuance thereunder. The Director Plan was amended to increase the shares reserved there under to a total of 350,000 shares on March 6, 2003. The option grants under the Director Plan are automatic and nondiscretionary, and the exercise price of the options is 100% of the fair market value of the Company’s Common Stock on the date of grant. The Director Plan provides for an initial grant of options to purchase 25,000 shares of Common Stock to each new non-employee director. In addition, each non-employee director will automatically be granted an option to purchase 15,000 shares of Common Stock annually. The Director Plan also provides for additional annual grants of 30,000 shares to the Chairman of the Board of Directors, 20,000 shares to the Chairman of the Audit Committee, 10,000 shares to the Chairman of the Compensation Committee and 10,000 shares to the Chairman of the Nominating and Governance Committee. Options granted under the Director Plan become exercisable over a four year period with the initial share grants vesting as to one-fourth of the shares on the first anniversary of the date of grant and then monthly thereafter and the subsequent annual share grants vesting monthly. At September 30, 2004, options to purchase a total of 306,000 shares of Common Stock were outstanding under the Director Plan and no additional shares were available for future grants under the plan. The Director Plan expires in February 2008.

The Company had previously reserved 7,393,000 shares of its Common Stock under its 1993 Stock Option Plan, as amended (the “1993 Plan”) for issuance upon the exercise of incentive and non-statutory stock options to employees, directors and consultants. The number of shares reserved for issuance under the 1993 Plan was increased in subsequent years. The 1993 Plan was terminated on March 6, 2003, and no further option grants or share issuances will be made under the 1993 Plan. However, all outstanding options under the 1993 Plan will continue to be governed by the terms and conditions of the 1993 Plan and existing option agreements for those grants. Incentive stock options granted under the 1993 Plan were granted with exercise prices of no less than fair market value, and non-statutory stock options were granted with exercise prices of no less than 85% of the fair market value of the common stock on the grant date, as determined by the Board of Directors. Options became exercisable as determined by the Board of Directors but generally at a rate of 25% after the first year and 6.25% each quarter thereafter. Options granted under the 1993 Plan expire as determined by the Board of Directors but not more than ten years after the date of grant. At September 30, 2004, options to purchase a total of 2,422,000 shares of Common Stock were outstanding under the 1993 Plan.

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under the 2003 Plan, 2000 Plan, Director Plan and 1993 Plan was as follows (in thousands except per share data):

	Shares Available For Grant	No. of Shares	Outstanding Price per Share	Total Outstanding	Weighted Average Exercise Price Per Share
Balance at September 30, 2001	283	4,464		$38,278	$8.57

Additional shares reserved for issuance	824	—
Granted	(1,352)	1,352	$8.15-$16.60	13,085	9.68
Exercised	—	(238)	$0.01-$14.94	(1,785)	7.50
Canceled	462	(462)	$5.00-$19.88	(4,532)	9.81

Balance at September 30, 2002	217	5,116		45,046	8.80
Additional shares reserved for issuance	2,203	—
Options assumed as a result of acquisitions	—	819	$1.97-$17.36	9,780	11.94
Granted	(1,619)	1,619	$9.45-$24.59	25,637	15.83
Exercised	—	(1,264)	$0.01-$16.75	(10,957)	8.67
Canceled	216	(252)	$1.96-$17.36	(2,922)	11.64

Balance at September 30, 2003	1,017	6,038		66,584	11.02
Additional shares reserved for issuance	450	—
Granted	(1,652)	1,652	$16.07-$29.11	34,459	20.86
Exercised	—	(1,423)	$0.01-$22.45	(13,198)	9.27
Canceled	615	(615)	$6.28-$23.88	(8,214)	13.36
Expired	(117)	—	—	—	—

Balance at September 30, 2004	313	5,652		$79,631	$14.08

The options outstanding and currently exercisable by exercise price at September 30, 2004 are as follows (in thousands, except per share data and number of years):

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.96-$ 8.49	1,671	6.41	$7.59	1,237	$7.38
$ 8.50-$16.07	1,795	7.09	12.28	1,126	11.31
$16.16-$22.46	1,440	8.72	18.50	325	18.04
$23.49-$29.11	746	9.83	24.38	6	24.50

	5,652	7.67	$14.08	2,694	$10.35

At September 30, 2004, 2003 and 2002, options to purchase 2,694,000, 2,510,000 and 2,182,000 shares of Common Stock, respectively, were exercisable pursuant to the 1993 Plan, the Director Plan, the 2000 Plan and the 2003 Plan, respectively with a weighted average cost of $10.35, $8.50 and $8.37, respectively.

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of option grants related to the above plans is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended September 30,
	2004	2003	2002
Risk-free interest rate	4.29%	3.47%	4.17%
Expected average life	6 years	6 years	6 years
Expected dividends	—	—	—
Expected volatility	88%	94%	97%

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected life. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employee stock options. Under the Black-Scholes option pricing model, the weighted-average estimated values of employee stock options granted during fiscal 2004, 2003, and 2002 were $13.88, $14.16, and $8.82, respectively.

Employee Stock Purchase Plan

In November 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 600,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan provides for an automatic annual increase in the number of shares reserved for issuance under the Purchase Plan. On each anniversary date of the adoption of the Purchase Plan an amount equal to the lesser of (i) 200,000 shares, (ii) 1% of the outstanding shares on such date or (iii) a lesser amount as determined by the Board of Directors will be added to the shares available under the Purchase Plan. In November 2003, 200,000 incremental shares were reserved for issuance under the Purchase Plan. In November 2002, 169,000 incremental shares were reserved for issuance under the Purchase Plan. In November 2001, 165,000 incremental shares were reserved for issuance under the Purchase Plan. In November 2000, 148,000 incremental shares were reserved for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s Common Stock at either the first day of each offering period or the date of purchase. As of September 30, 2004, 1,299,000 shares had been issued under the Purchase Plan at an average price of $7.29 per share and 259,000 shares remained available for future issuance pursuant to the Purchase Plan.

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of purchase rights under the Company’s Purchase Plan is determined using the Black-Scholes pricing model with the following assumptions:

	Years Ended September 30,
	2004	2003	2002
Risk-free interest rate	1.58%	1.69%	2.17%
Expected average life	1.3 years	1.3 years	0.6 years
Expected dividends	—	—	—
Expected volatility	78%	98%	100%

The weighted average per share fair value of purchase rights under the Purchase Plan was $5.87 during fiscal 2004, $4.97 during fiscal 2003 and $4.39 during fiscal 2002.

Treasury Stock

On June 17, 2004, an employee of the Company exercised stock options to purchase approximately 22,000 shares of the Company’s common stock at exercise prices between $5.06 and $16.75 per share. As consideration for the exercise of the stock options, the employee transferred approximately 10,000 shares of common stock of the Company to the Company at the then current market price of $24.16. The Company recorded $249,000 as treasury stock related to this transaction. These shares have not been retired as of September 30, 2004.

On January 11, 2003, two officers of the Company exercised stock options to purchase 150,000 shares of the Company’s common stock at an exercise price of $7.70 per share. As consideration for the exercise of the stock options and the related taxes, the officers transferred approximately 77,000 shares of common stock of the Company to the Company at the then current market price of $18.28. The Company recorded $1.4 million as treasury stock related to this transaction. These 77,000 shares of common stock were retired on July 19, 2004.

NOTE 11.    INTEREST AND OTHER INCOME

Interest and other income were comprised of the following (in thousands):

	Years Ended September 30,
	2004	2003	2002
Interest income, net	$1,566	$992	$910
Other income (expense), net	75	345	(68)

Total interest and other income	$1,641	$1,337	$842

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    INCOME TAXES

The provision for income taxes were comprised of the following (in thousands):

	Years Ended September 30,
	2004	2003	2002
Federal:
Current	$751	$482	$98
Deferred	468	—	—

	1,219	482	98
State:
Current	129	2	—
Deferred	223	—	—

	352	2	—
Foreign and withholding tax:
Current	2,116	622	242
Deferred	—	—	—

	2,116	622	242

Total	$3,687	$1,106	$340

The Company’s effective tax rate on pretax income differed from the U.S. federal statutory regular tax rate as follows:

	Years Ended September 30,
	2004	2003	2002
Provision at U.S. federal statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	1.6	(9.8)	5.8
Research and development credits	(10.5)	(4.7)	(28.5)
Change in valuation allowance	(8.4)	(10.1)	1.3
In process R&D	0.0	2.2	—
Other	(0.6)	1.6	0.4

Effective tax rate	16.1%	13.2%	13.0%

Income before provision for income taxes consisted of the following (in thousands):

	Years Ended September 30,
	2004	2003	2002
United States	$22,653	$8,585	$2,455
International	279	(136)	—

Total	$22,932	$8,449	$2,455

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences and carryforwards that gave rise to significant portions of deferred tax assets and liabilities were as follows (in thousands):

	September 30,
	2004	2003
Deferred Tax Assets:
Current:
Net operating losses	$2,948	$—
Deferred revenue	329	321
Accruals and reserves	1,873	1,962

	5,150	2,283

Non current:
Research and development credits	11,688	1,187
Depreciation and amortization	3,275	4,054

	14,963	5,241

Deferred Tax Liabilities:
Current:
Accrual to cash conversion—Intangible Assets	(1,739)	(3,257)

Less: Valuation allowance	—	(7,524)

Net deferred tax asset (liability)	$18,374	$(3,257)

Based on the recent history of profits and forecasted taxable income, management believes that it is more likely than not the Company’s net deferred tax assets at September 30, 2004 will be realizable. Accordingly, the Company reversed the valuation allowance as of June 30, 2004. Approximately $14.3 million of the valuation allowance that was reversed was attributable to certain carryforwards, resulting from the exercise of employee stock options, and was accounted for as a credit to additional paid-in-capital. In addition, $3.5 million of the valuation allowance that was reversed was attributable to federal and state loss carryforwards, research credits and other book tax differences from the acquisition of Nurlogic and was accounted for as an adjustment to goodwill as discussed in Note 2 to the Consolidated Financial Statements.

At September 30, 2004, the Company had federal and state net operating loss carryovers of approximately $8.4 million, and $1.5 million, respectively. The federal and state net operating losses will expire beginning in fiscal 2014 through fiscal 2024. Approximately $5.3 million of the federal net operating loss carryover and $1.5 million of the state net operating loss carryover relate to recent acquisitions and are subject to certain limitations under IRC 382. As of September 30, 2004, the Company had tax credits of approximately $11.7 million, which will expire beginning in fiscal year 2013.

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.    NET INCOME PER SHARE

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows (in thousands, except per share amounts).

	Years Ended September 30,
	2004	2003	2002
Net income	$19,245	$7,343	$2,115

Weighted-average shares—Basic	22,932	19,439	16,716
Effect of dilutive potential common shares	2,173	2,251	1,275

Weighted-average shares—Diluted	25,105	21,690	17,991

Net income per share—Basic	$0.84	$0.38	$0.13

Net income per share—Diluted	$0.77	$0.34	$0.12

Employee stock options to purchase approximately 257,000 shares in fiscal 2004, 182,000 shares in fiscal 2003 and 820,000 shares in fiscal 2002 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

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

The distribution of revenue by geographic area are summarized as follows (in thousands):

	Years Ended September 30,
	2004	2003	2002
Revenue from Unaffiliated Customers:
Asia—Taiwan	$40,425	$14,103	$16,546
Asia—Japan	6,467	8,275	1,882
Asia—Malaysia	3,136	7,661	1,773
Asia—Singapore	8,192	6,950	2,474
Asia—China	6,138	2,392	21
Asia—Other	491	2,760	2,819

Asia Total	64,849	42,141	25,515
United States and Canada	20,693	21,211	9,271
Europe	3,001	5,161	2,460

	$88,543	$68,513	$37,246

ARTISAN COMPONENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The distribution of long-term assets by geographic region are summarized as follows (in thousands):

	September 30,
	2004	2003
Long-Term Assets, Net:
United States	$22,129	$11,721
Other	1,500	1,615

	$23,629	$13,336

The long-term assets noted above are net of goodwill, purchased intangible assets and deferred tax assets at September 30, 2004 and September 30, 2003.

NOTE 15.    BENEFIT PLAN

The Company sponsors a 401(k) profit sharing plan (the “401(k) Plan”) for substantially all employees. The 401(k) Plan provides for profit sharing contributions to be made at the discretion of the Company’s Board of Directors. The Company did not elect to make a profit sharing contribution for fiscal 2004, 2003 or 2002.

The 401(k) Plan also provides for elective employee salary reduction contributions and Company matching of employees’ contributions. Employees may contribute up to 20% of elective compensation. The Company’s matching contribution is at the discretion of the Company’s Board of Directors. The Company’s matching contributions were $610,000 in fiscal 2004, $427,000 in fiscal 2003 and $267,000 in fiscal 2002.

NOTE 16.    PENDING BUSINESS COMBINATIONS

Merger Agreement with ARM Holdings plc

On August 22, 2004, the Company entered into a merger agreement with ARM Holdings plc (“ARM”) and Salt Acquisition Corporation, a wholly owned subsidiary of ARM, pursuant to which Artisan will be merged with and into Salt Acquisition Corporation. In the merger, assuming no dissenting shares, Artisan’s stockholders will receive, in the aggregate, merger consideration consisting of approximately $9.60 in cash multiplied by the number of shares of Artisan common stock outstanding at the effective time, plus 4.41 ARM American Depositary Shares (or 13.23 ARM ordinary shares) multiplied by the number of shares of Artisan common stock outstanding at the effective time. The merger is expected to be consummated in December 2004. At the closing of the merger, the Company will be merged with and into Salt Acquisition Corporation. The merger is expected to be accounted for as a purchase transaction for accounting and financial reporting purposes and is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code for U.S. federal income tax purposes.

ARTISAN COMPONENTS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Write Off	Balance at End of Period
Allowance for Doubtful Accounts:
September 30, 2002	655	(342)	(33)	280
September 30, 2003	280	21	—	301
September 30, 2004	301	(102)	—	199

Deferred Tax Valuation Allowance:
September 30, 2002	8,356	400	—	8,756
September 30, 2003	8,756	(1,232)	—	7,524
September 30, 2004	7,524	(7,524)	—	—

EXHIBIT INDEX

Number	Description of Exhibit
1.1(15)	Form of Underwriting Agreement.

2.1(18)	Agreement and Plan of Merger dated August 22, 2004 among ARM Holdings plc, Salt Acquisition Corporation and Artisan Components, Inc.

2.2(18)	Form of Stockholder Voting Agreement dated August 22, 2004 between ARM Holdings plc and certain officers and directors of Artisan Components, Inc.

2.3(18)	Form of Irrevocable Undertaking dated August 22, 2004 between Artisan Components, Inc. and certain officers and directors of ARM Holdings plc

2.4(18)*	Form of Deed of Indemnity dated August 22, 2004 between ARM Holdings plc and each of Lucio L. Lanza and Mark R. Templeton

2.5(18)	Form of Affiliate Agreement to be entered into among ARM Holdings plc and certain affiliates of Artisan Components, Inc.

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.1.1(12)	Certificate of Designation.

3.2(13)	Bylaws of the Registrant, as amended and restated January 2003.

4.1(5)	Securities Rights and Restrictions Agreement by and among Registrant and Synopsys, Inc., dated January 1, 2001.

4.2(9)	Preferred Stock Rights Agreement dated December 12, 2001 between the Registrant and EquiServe Trust Company, N.A.

4.2.1(18)	Amendment dated August 22, 2004 to Preferred Stock Rights Agreement, dated as of December 12, 2001 between Artisan Components, Inc. and EquiServe Trust Company, N.A.*

4.3(15)	Specimen Stock Certificate.

4.4(16)	Declaration of Registration Rights.

10.1(11)*	1993 Stock Option Plan, as amended.

10.1.1(1)*	Form of Agreement under 1993 Stock Option Plan, as amended.

10.2(1)*	1997 Employee Stock Purchase Plan.

10.3(14)*	1997 Director Stock Option Plan, as amended March 6, 2003.

10.4(11)*	2000 Supplemental Stock Option Plan and form of agreement thereunder, as amended.

10.5*	Form of Indemnification Agreement for directors and executive officers.

10.6(3)	Prior Form of Master License Agreement of the Registrant.

10.6.1	Revised Form of Master License Agreement of the Registrant.

10.7(2)(3)	License Agreement dated as of November 30, 1997 between the Registrant and Taiwan Semiconductor Manufacturing Corporation or TSMC, as amended.

10.7.1(2)(7)	Addendum dated September 30, 1999 to License Agreement dated as of November 30, 1997 between the Registrant and TSMC, as amended.

10.7.2(2)(7)	Amendment dated June 30, 2000 to License Agreement dated as of November 30, 1997 between the Registrant and TSMC, as amended.

10.7.3(2)(12)	Addendum dated September 10, 2002 to License Agreement dated as of November 30, 1997 between the Registrant and TSMC, as amended.

Number	Description of Exhibit
10.8(4)	Commercial Lease Agreement dated December 1, 1999 by and between the Registrant and The Dai-Tokyo Fire and Marine Insurance Co., Ltd., for Yoyogi 3-25-3, Shibuya-Ku, Tokyo, Japan.

10.9(7)*	Severance Agreement dated September 11, 2000 between the Registrant and Joy E. Leo.

10.10(6)*	Severance Agreement dated June 7, 2001 between the Registrant and Harry Dickinson.

10.11(8)	Sublease Agreement dated August 22, 2001 between the Registrant and Globalcenter Inc. and Global Crossing North America for 141 Caspian Ct., Sunnyvale, California office.

10.12(2)(10)	Master License Agreement dated April 26, 2002 between the Registrant and International Business Machines Corporation.

10.13(14)*	2003 Stock Plan and Form of Stock Option Agreement thereunder.

10.14(13)	Form of End-User License Agreement.

10.15(15)*	Employment Agreement dated as of July 18, 2001 between the Registrant and Neal J. Carney.

10.16(15)	International Sales Representative Agreement dated as of September 15, 1996 between the Registrant and Aisys Corporation.

10.17(15)	Sales Representative Agreement dated as of August 1, 2000 between the Registrant and Aisys USA, Inc.

10.18(17) *	Severance Agreement dated June 6, 2004 between the Registrant and R. Keith Hopkins

10.19*	Severance Agreement dated July 19, 2004 between the Registrant and Mark R. Templeton, as amended August 2, 2004.

10.20*	Severance Agreement dated July 19, 2004 between the Registrant and Joy E. Leo, as amended August 2, 2004.

10.21*	Severance Agreement dated July 19, 2004 between the Registrant and Harry L. Dickinson, as amended August 2, 2004.

10.22*	Severance Agreement dated July 19, 2004 between the Registrant and Scott T. Becker, as amended August 2, 2004.

10.23*	Severance Agreement dated July 19, 2004 between the Registrant and Dhrumil J. Gandhi, as amended August 2, 2004.

10.24*	Severance Agreement dated July 19, 2004 between the Registrant and Brent N. Dichter, as amended August 2, 2004.

10.25*	Severance Agreement dated July 19, 2004 between the Registrant and Neal J. Carney, as amended August 2, 2004.

10.26*	Severance Agreement dated July 19, 2004 between the Registrant and Edward M. Boule, as amended August 2, 2004.

10.27*	Severance Agreement dated July 19, 2004 between the Registrant and J. Callan Carpenter, as amended August 2, 2004.

10.28*	Severance Agreement dated July 19, 2004 between the Registrant and R. Keith Hopkins, as amended August 2, 2004.

21.1(14)	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 75).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 333-41219) which was declared effective on February 2, 1998.
(2)	Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83, 230.46 and 240.24b-2.
(3)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 333-50243) which was declared effective on April 29, 1998.
(4)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (No. 000-23649) on December 10, 1999.
(5)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K (No. 000-23649) on January 19, 2001.
(6)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (No. 000-23649) on August 14, 2001.
(7)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (No. 000-23649) on December 22, 2000.
(8)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (No. 000-23649) on December 11, 2001.
(9)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form 8-A (000-23649) on December 27, 2001.
(10)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (000-23649) on May 15, 2002.
(11)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (333-101465) on November 26, 2002.
(12)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K (No. 000-23649) on December 27, 2002.
(13)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (000-23649) on February 14, 2003.
(14)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (000-23649) on August 14, 2003.
(15)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-3 (No. 333-103837) which was declared effective on May 6, 2003.
(16)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K (No. 000-23649) on February 26, 2003.
(17)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q (000-23649) on August 16, 2004.
(18)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K (No. 000-23649) on August 24, 2004.
*	Management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.